Form 10-Q
period 2016-06-30
Moleculin Biotech, Inc.
filed 2016-08-15
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

☒ Yes        No  ☐

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

☐  Yes         ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2016: 11,254,756

Moleculin Biotech, Inc.

FORM 10-Q

For period ended June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Moleculin Biotech, Inc.
Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015

Assets
Current Assets:
Cash and cash equivalents	$7,244,684	$28,091
Prepaid expenses	315,143	–
Total current assets	7,559,827	28,091

Long-Term Assets:
Furniture and equipment, net of accumulated depreciation	7,168	–
Intangible assets, net of accumulated amortization	11,666,404	–

Total Assets	$19,233,399	$28,091

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$721,103	$322,790
Accounts payable and accrued expenses-related party	250,000	-
Convertible notes payable	431,644	450,000
Total current liabilities	1,402,747	772,790

Long-term payable-related party	600,000	–
Total Liabilities	2,002,747	772,790

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value; 75,000,000 authorized, 11,254,756 and 6,661,000 shares issued and outstanding, respectively	11,255	6,661
Subscription receivable	(3,000)	(3,000)
Additional paid-in capital	19,298,614	–
Accumulated deficit	(2,076,217)	(748,360)
Total Stockholders' Equity (Deficit)	17,230,652	(744,699)

Total Liabilities and Stockholders' Equity (Deficit)	$19,233,399	$28,091

See accompanying notes to the unaudited financial statements.

Moleculin Biotech, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016

Revenue	$–	$–

Operating expenses:
Research and development	361,728	376,728
General and administrative	618,001	923,572
Depreciation	652	652

Total operating expenses	980,381	1,300,952

Loss from operations	(980,381)	(1,300,952)

Other expense:
Interest expense	(15,235)	(26,905)

Net loss	$(995,616)	$(1,327,857)

Net loss per common share - basic and diluted	$(0.11)	$(0.17)
Weighted average common shares outstanding - basic and diluted	8,875,173	7,796,782

See accompanying notes to the unaudited financial statements.

Moleculin Biotech, Inc.
Statement of Cash Flows
(Unaudited)

For the Six
Months Ended
June 30,
2016
Cash Flows From Operating Activities:
Net loss	$(1,327,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	652
Amortization of intangible assets	256,889
Stock-based compensation	161,496
Changes in operating assets and liabilities:
Prepaid expenses	(315,143)
Accounts payable and accrued expenses	(421,938)
Net Cash Used In Operating Activities	(1,645,901)

Cash Flows From Investing Activities:
Cash acquired through acquisition of Moleculin, LLC	362
Net Cash Provided By Investing Activities	362

Cash Flows From Financing Activities:
Proceeds from notes payable	165,000
Payments on notes payable	(469,939)
Proceeds from sale of common stock, net of direct offering costs	9,167,071
Net Cash Provided By Financing Activities	8,862,132

Net change in cash and cash equivalents	7,216,593

Cash and cash equivalents, at beginning of period	28,091

Cash and cash equivalents, at end of period	$7,244,684

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,951
Cash paid for income taxes	$–

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of intangible assets through accounts payable and long-term payable-related party	$850,000
Common stock issued to acquire intangible assets	$3,774,000
Common stock issued for conversion of debt	$201,055
Common stock issued for acquisition of Moleculin, LLC	$5,999,586

See accompanying notes to the unaudited financial statements.

Moleculin Biotech, Inc.

Notes to Financial Statements

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

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

Our lead drug candidate is liposomal Annamycin, which we refer to as Annamycin, an anthracycline intended for the treatment of relapsed or refractory acute myeloid leukemia, or AML. In August 2015, the Company entered into a rights transfer agreement with AnnaMed, Inc. (“AnnaMed”), a company affiliated with certain members of the Company’s management and board of directors, pursuant to which, in exchange for 1,431,000 shares of the Company’s common stock, AnnaMed agreed to transfer any and all data it had regarding the development of Annamycin and the Annamycin IND, including all trade secrets, know-how, confidential information and other intellectual property rights held by AnnaMed. Annamycin has been in clinical trials pursuant to an investigational new drug application, or IND, that had been filed with the U.S. Food and Drug Administration, or FDA. This IND was terminated due to a lack of activity by a prior drug developer. The Company intends to apply for a new IND based on the same data that supported the original IND, updated for subsequent clinical data, and to commence a Phase II clinical trial for Annamycin funded with the proceeds from our Initial Public Offering which was completed on May 31, 2016.

The Annamycin drug substance is no longer covered by any existing patent protection. We intend to submit patent applications for formulation, synthetic process and reconstitution related to our Annamycin drug product candidate, although there is no assurance that we will be successful in obtaining such patent protection. Independently from potential patent protection, we believe Annamycin will qualify for Orphan Drug status, which could entitle us to market exclusivity of up to 7 and 10 years from the date of approval of a New Drug Application (“NDA”) and Marketing Authorization (“MA”), in the US and the European Union (“EU”), respectively. However, there can be no assurance that such status will be granted. Separately, the FDA may also grant market exclusivity of up to five years for newly approved new chemical entities (of which Annamycin would be one), but there can be no assurance that such exclusivity will be granted or, if granted, for how long.

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

On August 11, 2015, the Company entered into a rights transfer agreement for WP1122 with IntertechBio Corporation (“IntertechBio”), a company affiliated with certain members of our management, whereby IntertechBio agreed to assign its license or sublicense its license to certain metabolic inhibitor technology owned by MD Anderson. In consideration, the Company issued 630,000 common shares to IntertechBio. IntertechBio agreed to make payments to MD Anderson including an up-front payment, license documentation fee, annual maintenance fee, milestone payments and minimum annual royalty payments for sales of products developed under the license agreement. The Company has assumed the rights and obligations of IntertechBio under the license agreement with MD Anderson. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by the Company.

The Company filed a registration statement on Form S-1 (which was declared effective on May 2, 2016) with respect to the Company’s initial public offering of shares of its common stock (“IPO”) to fund the development of its technologies. Prior to the declaration of effectiveness of the registration statement on Form S-1, Moleculin, LLC (“Moleculin”) was merged with and into MBI, which survived the merger. Moleculin, LLC was the holder of a license agreement with MD Anderson covering technology referred to as the WP1066 Portfolio, which is focused on the modulation of key oncogenic transcription factors.

Basis of Presentation - Unaudited Interim Financial Information – The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements of the Company as of December 31, 2015 and for the period from July 28, 2015 (inception) to December 31, 2015 and notes thereto contained in the Registration Statement on Form S-1 filed with the SEC on April 27, 2016. The Company was formed in July 2015; therefore there is no comparative financial information that can be compared to the financial results of the three and six months ended June 30, 2016.

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

Acquisition - Our financial statements include the operations of Moleculin, LLC after the completion of the acquisition on May 2, 2016. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. The estimated fair values of assets acquired and liabilities assumed, were determined based on management’s best estimates. Preliminary estimated fair values are subject to measurement period adjustments which represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up until the purchase price allocation is finalized which cannot be any later than one year from the acquisition date.

Going Concern - These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2016, the Company has incurred an accumulated deficit of $2,076,217 since inception, and had not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to fund its future operations through equity offerings.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At June 30, 2016, all of the Company’s cash was deposited in two banks and at December 31, 2015, all of the Company’s cash was deposited in one bank. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at June 30, 2016 was $6,744,684.

Intangible assets - Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented. Intangible assets and goodwill are tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Goodwill is not amortized and is not deductible for tax purposes.

Beneficial Conversion Feature - From time to time, the Company may issue convertible notes that have conversion prices that create an embedded beneficial conversion feature on the issuance date. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. Prior to the Company’s IPO, the Company estimates the fair value of its common stock using the most recent selling price available. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

Earnings (Loss) Per Common Share - Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would have been anti-dilutive. As of June 30, 2016, the Company’s potentially dilutive shares included notes convertible to 2,691,803 common shares, option to purchase 200,000 common shares and warrants to purchase 107,802 common shares.

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

Note 2 – Intangible Assets

Intangible assets consisted of the following at June 30, 2015 and December 31, 2015:

	June 30, 2016	December 31, 2015

Intangibles acquired from Moleculin, LLC	$7,299,293	$–
HPI license	4,624,000	–
Less: accumulated amortization	(256,889)	–
Intangible assets, net	$11,666,404	$–

Merger of Moleculin, LLC

On May 2, 2016, Moleculin, LLC, a Texas limited liability company, was merged with and into the Company. As a result of the merger, the Company issued to the holders of Moleculin equity interests an aggregate of 999,931 shares of the Company’s common stock valued at $5,999,586 based on the IPO price per share. These shares contain certain trading restrictions. Prior to the Company’s acquisition of Moleculin, the Company had loaned $57,822 to Moleculin which was treated as part of the consideration paid to acquire Moleculin.

As additional consideration payable to the Moleculin LLC unit holders, we agreed pursuant to the merger agreement that if drugs for dermatology indications are successfully developed by us (or our successors) using any of the Existing IP Assets, then the Moleculin LLC unit holders, in the aggregate, will be entitled to receive a 2.5% royalty on the net revenues generated by such drugs. Any such net revenues would include a deduction for license fees or royalty obligations payable to MD Anderson for such Existing IP Assets. The merger agreement defined “Existing IP Assets” to mean all intellectual property, licensed by us and Moleculin LLC as of the time of the merger, including, without limitation, the intellectual property licensed from MD Anderson under the Patent and Technology License Agreement entered into by and between IntertechBio Corporation and MD Anderson dated April 2, 2012, as amended, and the Patent and Technology License Agreement dated June 21, 2010, as amended, between MD Anderson and Moleculin LLC, but excluding any intellectual property relating to Annamycin. The right to receive the contingent royalty payments described herein is limited to drugs developed only for dermatology indications, and does not include drugs developed for any other indications. We have no obligation of any nature to pursue the development of any drugs for dermatology indications.

The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

Cash	$362
Property & Equipment	7,820
Intangibles	7,299,293
Total assets acquired	7,307,475
Liabilities assumed	(1,250,067)
Net assets acquired/total consideration transferred	$6,057,408

The Company is in the process of obtaining input from third-parties of its tangible and intangible assets and other information necessary to measure the fair value of the assets acquired and liabilities assumed; thus the provisional measurements of current assets, property and equipment, intangibles, and liabilities assumed are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date. The Company has not recorded any amortization expense related to the intangible assets acquired from the Moleculin acquisition for the three and six months ended June 30, 2016 as the Company is still in the process of determining the fair value of the intangible assets acquired.

The following table presents the unaudited condensed pro forma results of operations that reflect the acquisition of Moleculin as if the acquisition had occurred as of January 1, 2016, adjusted for items that are directly attributable to the acquisition with the exception of the amortization for intangible assets acquired. This information has been compiled from historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction already occurred or that may be achieved in the future.

	For the three months ended June 30 , 2016	For the six months ended June 30 , 2016

Total operating expenses	$(1,018,579)	$(1,446,394)
Net loss	$(1,039,059)	$(1,558,839)
Net loss per common share – basic and diluted	$(0.11)	$(0.18)
Weighted average outstanding common shares – basic and diluted	9,215,150	8,466,736

License - Houston Pharmaceuticals, Inc.

Our acquisition of Moleculin, LLC, occurring prior to our IPO offering, provided us with the rights to the license agreement that Moleculin, LLC had with MD Anderson covering the WP1066 Portfolio. However, Moleculin, LLC had previously granted Houston Pharmaceuticals, Inc. (“HPI”) an option to obtain an exclusive sub-license to develop the WP1066 Portfolio in all non-dermatological fields. On May 2, 2016 and in connection with the acquisition of Moleculin, LLC and our IPO, we entered into two agreements with HPI. The first agreement terminated HPI’s option to obtain the aforementioned exclusive sublicense in exchange for a payment of $100,000 (payment made July 13, 2016) and the issuance of 629,000 shares of our common stock (issued May 2, 2016). The second agreement, the HPI Out-Licensing Agreement, is a technology rights and development license agreement that provides HPI with a non-exclusive sublicense to develop the WP1066 Portfolio. Pursuant to this HPI Out-Licensing Agreement, we agreed to make payments to HPI of $750,000 over a three-year period commencing after the IPO offering in exchange for HPI allowing us to access any data, information or know-how resulting from the research and development conducted by HPI. Notwithstanding our obligation to make the foregoing payments, the HPI Out-Licensing Agreement does not obligate HPI to conduct any specific research or to meet any milestones. Pursuant to the HPI Out-Licensing Agreement, we have the right within three years of the date to buy-out from HPI all rights granted to HPI under the agreement for a payment of $1.0 million. If we do not exercise the foregoing buy-out right within three years, the license granted to HPI shall convert into an exclusive license. As such, if we do not exercise the buy-out right for any reason, we will no longer have access to the non-dermatology uses of the WP1066 Portfolio and all amounts paid to HPI prior to such date will have value only to the extent that the data, information and know-how may be applicable to dermatology applications of the WP1066 Portfolio. We do not expect to maintain a reserve of $1.0 million to make the buy-out payment. If we ultimately determine buy-out from HPI all rights granted the HPI under the agreement, we will need to raise additional funds to make the buy-out payment. We cannot assure that such additional funding will be available on satisfactory terms, or at all.

We have reflected the issuance of the 629,000 common stock which was valued at $3,774,000, the $100,000 to be paid and the payments of $750,000 to be made over a three-year period as a license asset in intangible assets. As of June 30, 2016, the Company had $250,000 accounts payable – related party and $600,000 long-term payable – related party related to the agreements with HPI.

The license asset is being amortized over 3 years and for the three and six months ended June 30, 2016, the Company recorded $256,889 amortization expense related to the license asset.

Note 3 – Convertible Notes Payable

On various dates from August 31, 2015 through January 19, 2016, each as amended on March 10, 2016, the Company entered into seven unsecured promissory notes with three separate third party investors. Each note bears interest at 8.0% per annum and matures on the earlier of June 30, 2016 or the completion of an IPO of the Company’s securities.

However, since the completion of the IPO occurred prior to June 30, 2016, these notes were to be automatically converted according to their terms into shares of the Company’s common stock at applicable conversion price upon the Company’s IPO to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, the remaining principal and accrued interest amounts of the effected notes will remain outstanding and will be converted into shares of our common stock at such time as the 4.99% limitation continues to be met. Until such time as the notes are converted into shares of common stock, the maturity date of the notes will automatically be extended and we will not be required to repay the notes or the accrued interest relating to the notes in cash.

The IPO was completed on May 31, 2016. On May 31, 2016, pursuant to the conversion feature of the foregoing notes and with restriction of the 4.99% beneficially owned condition limitation, the Company issued 1,166,503 common shares in total, reducing convertible debt principal by $183,356 and accrued interest by $17,699. The remaining convertible debt without consideration of accrued interest as of June 30, 2016, if converted on June 30, 2016, would result in an additional 2,691,803 common shares to be issued.

The convertible notes were analyzed for a beneficial conversion feature on various issuance dates, at which time it was concluded that a beneficial conversion feature did not exist.

The table below represents the shares that are convertible at June 30, 2016 relating to the principal amounts of these convertible notes payable and excludes any shares that are convertible relating to the associated accrued interest:

Issuance Date	June 30, 2016	December 31, 2015	Conversion Rate	Shares Convertible at June 30, 2016
August 31, 2015*	$72,753	$125,000	$0.1299	560,068
September 3, 2015	125,000	125,000	0.1299	962,279
October 4, 2015*	68,891	147,000	0.20	344,456
October 4, 2015**	–	3,000	0.20	–
October 28, 2015**	–	50,000	0.20	–
January 14, 2016	82,500	–	0.20	412,500
January 19, 2016	82,500	–	0.20	412,500
Total	$431,644	$450,000		2,691,803

* Debt partially converted on May 31, 2016.

** Debt fully converted to common shares on May 31, 2016.

The common shares relating to the above mentioned convertible notes payable contain the following trading restrictions: (a) beginning 90 days after the initial closing of our IPO and until the one-year anniversary of the initial closing of the IPO, the holder of the note will be able to sell 1% of the number of shares of common stock underlying the note on a monthly basis, subject to a maximum sale on any trading day of 4% of the daily volume; (b) if the common stock price is over $7.00 per share for five consecutive trading days then the holder of the note can sell up to 3% of the number of shares of common stock underlying the note on a monthly basis, subject to a maximum sale on any trading day of 4% of the daily volume; (c) if the common stock price is over $10.00 per share for five consecutive trading days then the holder of the note can sell up to an additional 5% of the number of shares of common stock underlying the note on a monthly basis, subject to a maximum sale on any trading day of 7% of the daily volume; and (d) if the common stock price is over $14.00 per share then the holder of the note is not restricted from making any sales until such time as the common stock price falls back below $14.00 per share; and (b) thereafter, until the two-year anniversary of the initial closing of IPO, the holder of the note can sell on any trading day 10% of the daily volume; provided that if the common stock price is over $10.00 per share then the holder of the note is not restricted from making any sales until such time as the common stock falls back below $10.00 per share. The foregoing lock-up restrictions relate to public sales and do not restrict the transfer of the shares privately, if permitted by applicable law, provided the acquirer of the shares agrees to comply with the above restrictions with respect to any public sales.

Note 4 – Equity

On May 2, 2016, the Company amended and restated its certificate of incorporation to increase the number of shares issuable to 80,000,000 of which 5,000,000 shares of preferred stock and 75,000,000 shares of common stock are issuable.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. Our certificate of incorporation authorizes the board to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. As of June 30, 2016, there was no designated preferred stock.

Common Stock

On May 31, 2016, the Company completed its IPO and sold 1,540,026 shares of the Company’s common stock. The IPO price per share was $6.00. The Company received net proceeds of $8,464,183 after deducting underwriting discounts, commissions and direct offering expenses payable by us. Pursuant to our agreement with our underwriters, as additional compensation, we issued the underwriters warrants to purchase 107,802 shares of common stock exercisable for a period of 5 years from date of issuance at an exercise price of $7.50 per share. The relative fair value of these warrants was $374,763 calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.39% (2) expected life of 5 years, (3) expected volatility of 80.61%, and (4) zero expected dividends.

In August 2015, the Company agreed to issue 4,600,000 shares of common stock to its director and officers for subscriptions of $4,600 cash to be received. As of June 30, 2016, the Company had not collected the proceeds for $3,000 of the subscriptions.

During the period from January 1, 2016 through May 2, 2016, the Company sold 234,296 common shares for $702,888. These shares are subject to the following lock-up agreement, from and after the later of six months after issuance or 90 days from the effective date of our IPO registration statement until the one-year anniversary thereof, (a) the holder of the shares can sell up to 10% of the purchased shares per month, subject to a maximum sale on any trading day of 8% of the daily volume of the common stock; (b) if the common stock price is over $7.00 per share for five consecutive trading days then the holder of the shares can sell up to 20% of the purchased shares per month, subject to a maximum sale on any trading day of 10% of the daily volume of the common stock; and (c) if the common stock price is over $12.00 per share then the holder of the shares is not restricted from making any sales until such time as the common stock price falls back below $12.00 per share.

On June 20, 2016, the Company agreed to issue 24,000 shares of common stock to PCG Advisory Group, the Company’s investor relations firm, for services provided. The fair value of these shares was $157,688 based on the market price on the grant date.

Adoption of 2015 Stock Plan

On December 5, 2015, the Board of Directors of the Company approved the Company’s 2015 Stock Plan, which was amended on April 22, 2016. The expiration date of the plan is December 5, 2025 and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants under the plan is 2,500,000 shares. The awards under the 2015 Stock Plan can be in the form of stock options, stock awards or stock unit awards.

As of June 30, 2016, the Company has options to purchase 200,000 common shares outstanding. All of the options outstanding were issued on December 10, 2015. These options are exercisable at $0.20 per share and had a remaining contractual term of 9.5 years and an intrinsic value of $1,286,000 on June 30, 2016. Options to purchase 50,000 common shares vest each year beginning on December 10, 2016. During the six months ended June 30, 2016, the Company recorded stock option expense of $3,808. As of June 30, 2016, none of the options were exercisable and unamortized expense related to these options was $23,582.

Note 5 – Income Taxes

As of June 30, 2016, the Company had an operating loss carry forward of approximately $1,700,000 which expires commencing in 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at June 30, 2016.

Note 6 – Commitments and contingencies

MD Anderson – IntertechBio Agreement

On August 11, 2015, the Company acquired the rights and obligations under the Patent and Technology License Agreement entered into between IntertechBio and MD Anderson dated April 2, 2012. Pursuant to the agreement, IntertechBio obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the Company’s drug product candidate, WP1122. Under the agreement, IntertechBio agreed to pay annual maintenance fee in the amount of $10,000 on the first anniversary of the effective date of the agreement, $20,000 on the second anniversary of the effective date of the agreement, $40,000 on the third anniversary of the effective date of the agreement, $60,000 on the fourth anniversary of the effective date of the agreement (this payment was not made at that time and the parties entered into an amendment to defer this payment until the earlier of May 31, 2016 or four days after the IPO), $80,000 on the fifth anniversary of the effective date of the agreement and $100,000 on the sixth anniversary of the effective date of the agreement, except that such payments will no longer be due upon the first sale of a licensed product. Under the agreement, IntertechBio also agreed to make a minimum annual royalty payment in the amount of $200,000 for the first anniversary following the first sale of a licensed product, $400,000 for the second anniversary following the first sale of a licensed product, and $600,000 for the third year following the first sale of a licensed product. IntertechBio also agreed to make certain milestone payments. Pursuant to an amendment on October 19, 2015, the Company will pay milestone payments as follows:

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

On October 8, 2015, IntertechBio Corporation entered into a letter agreement with MD Anderson wherein MD Anderson agreed to receive past due maintenance fees and patent expenses of $98,108 owed by IntertechBio Corporation in four installments. The past due amount is related to certain metabolic inhibitor technology license that was assigned to the Company by IntertechBio Corporation and was owed by IntertechBio Corporation prior to the Company’s acquisition of the license. Pursuant to the letter, IntertechBio Corporation also agreed to pay $65,504 in patent fees to a law firm. In order to have the license in good standing, the Company agreed to pay MD Anderson the $98,108 and the $65,504 in patent fees to a patent law firm on behalf of IntertechBio Corporation. As of December 31, 2015, $45,000 of the past due amount to MD Anderson and $42,504 in patent fees to a patent law firm were still outstanding and were included in accounts payable and accrued liabilities. On April 15, 2016, the Company entered into a letter agreement with MD Anderson where MD Anderson agreed to receive the remaining outstanding amount on or before the earlier of a) May 31, 2016 or b) four days after the Company’s completion of the IPO. These amounts were paid prior to or on May 31, 2016. Per the amended agreement, the Company paid the outstanding IntertechBio fees on May 31, 2016 in the amount of $64,004 that included $44,004 to a patent agent associated with MD Anderson and the technology.

MD Anderson – Patent & Technology License Agreement

Upon the Company’s acquisition of Moleculin, LLC on May 2, 2016, we obtained a royalty-bearing, worldwide, exclusive license to intellectual property rights, including patent rights related to our WP1066 drug product candidate from MD Anderson through a Patent and Technology License Agreement Moleculin, LLC entered with MD Anderson on June 21, 2010 (the “Moleculin License Agreement”). Under the Moleculin License Agreement, Moleculin, LLC obtained the right to manufacture, have manufactured, use, import, offer to sell or sell products worldwide for any indication under the licensed intellectual property with the right to sublicense. In consideration, Moleculin, LLC agreed to make payments to MD Anderson including an up-front payment, milestone payments and minimum annual royalty payments for sales of products developed under the license agreement. Specifically, under the Moleculin License Agreement, Moleculin, LLC agreed to pay a nonrefundable upfront documentation fee; annual maintenance fee in the amount of $20,000 on June 21, 2011, which has and shall increase in $10,000 increments on an annual basis thereafter up to a maximum of $100,000, except that such payments will no longer be due upon marketing approval in any country of a licensed product. Under the Moleculin License Agreement, Moleculin, LLC also agreed to make a minimum annual royalty payment to MD Anderson in the amount of $200,000 after the first sale of a licensed product.

Upon completion of our acquisition of Moleculin, LLC, we assumed the rights and obligations of Moleculin, LLC. However, the rights we have obtained pursuant to the assignment of the Moleculin License Agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by us.

On October 8, 2015, Moleculin, LLC entered into a letter agreement with MD Anderson for Moleculin, LLC’s past due fees to MD Anderson in the amount of $691,186 of which $300,000 has been paid prior to the letter agreement. Pursuant to the letter agreement, MD Anderson agreed to receive the remaining past due fee in three installments: a) $125,000 due on October 31, 2015; b) $175,000 due on January 31, 2016; and c) $91,186 due on April 30, 2016. Moleculin, LLC paid $125,000 to MD Anderson on November 2, 2015.

On October 19, 2015, the agreement was amended for the milestone payments. The amended milestone payments are as follows: (i) commencement of Phase III Study for first licensed drug/product within the United States, Europe, China or Japan - $150,000; (ii) submission of the first NDA within the United States - $500,000; and (iii) receipt of first marketing approval for sale of a license product in the United States $600,000.

On January 28, 2016, the Company and Moleculin, LLC entered into a letter agreement with MD Anderson where MD Anderson agreed to receive the remaining outstanding amount on or before the earlier of April 30, 2016 or four days after our IPO. This date was amended and per the amended agreement, the Company paid the outstanding Moleculin, LLC fees on May 31, 2016 in the amount of $306,186.

Bonwick Capital Partners LLC

On January 22, 2016, as amended on February 15, 2016, the Company entered into a letter agreement with Bonwick Capital Partners LLC. (“Bonwick”) to engage Bonwick as an exclusive financial advisor of the Company. Pursuant to the agreement, the Company agreed to: a) pay success fees equal to 7% of the gross proceeds from any form of financing; and b) issue five-year warrants to purchase 7% of the Company’s equity securities sold with a cashless exercise provision, exercisable at 125% of the price per share of the Company’s common stock paid by investors in the transaction. In addition, the Company agreed to reimburse Bonwick for all of its out-of-pocket expenses incurred in connection with the offering, not to exceed $25,000, and fees and expenses of their counsel not to exceed $100,000. Upon completion of the Company’s IPO, the Company paid Bonwick a $50,000 advisory fee.

Bonwick shall be entitled to a success fee as set forth above if the Company completes a financing with parties introduced by Bonwick prior to the termination agreement or during the 6 month period following the termination of the agreement. In connection with the Company’s IPO, Bonwick received a success fee of $646,872, warrants to purchase 107,802 shares of common stock at an exercise price of $7.50 per share, and $6,266 for reimbursement of expenses.

Houston Pharmaceuticals, Inc.

Our acquisition of Moleculin, LLC, occuring prior to our IPO offering, provided us with the rights of the license agreement that Moleculin, LLC had with MD Anderson covering the WP1066 Portfolio. As discussed in Note 2, we agreed to make payments to HPI of $750,000 over a three-year period commencing after the IPO offering in exchange for HPI allowing us to access any data, information or know-how resulting from the research and development conducted by HPI. Pursuant to the HPI Out-Licensing Agreement, we have the right within three years of the date we enter into the agreement to buy-out from HPI all rights granted to HPI under the agreement for a payment of $1.0 million. We do not expect to maintain a reserve of $1.0 million to make the buy-out payment and, as such, we will need to raise additional funds to make the buy-out payment. We cannot assure that such additional funding will be available on satisfactory terms, or at all.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Highlights

We are a preclinical and clinical-stage pharmaceutical development company organized as a Delaware corporation in July 2015 to focus on the development of anti-cancer drug candidates. We have three drug development projects. Our lead drug candidate is liposomal Annamycin, which is referred to as Annamycin, an anthracyline intended for the treatment of relapsed or refractory acute myeloid leukemia, or AML. Annamycin has been in clinical trials pursuant to an investigational new drug application, or IND, that had been filed with the U.S. Food and Drug Administration, or FDA. Due to a lack of development activity by a prior drug developer, this IND was terminated, however we intend to apply for a new IND based on the same data that supported the original IND, updated for subsequent clinical data, and to commence a Phase II clinical trial for Annamycin.

We have two other drug development projects in progress. One of them involves a collection of small molecules we refer to as the WP1066 Portfolio that was obtained via our merger with Moleculin, LLC (“Moleculin”) and is focused on the modulation of key regulatory transcription factors involved in the progression of cancer. The other, which we call the WP1122 Portfolio, is a suite of molecules targeting the metabolic processes involved in cancer in general, and glioblastoma in particular that we acquired from IntertechBio Corporation. Both of these technologies are licensed on a worldwide exclusive basis from The University of Texas M.D. Anderson Cancer Center, or MD Anderson.

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

Moleculin was formed in 2006 and has been working to develop the WP1066 Portfolio it licensed from MD Anderson. On May 2, 2016, Moleculin was merged with and into MBI. As a result of the merger, we issued the holders of Moleculin equity interests and convertible notes an aggregate of approximately 999,931 shares of our common stock.

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

Acquisition

Our financial statements include the operations of an acquired business after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. The estimated fair values of assets acquired and liabilities assumed, were determined based on management’s best estimates. Preliminary estimated fair values are subject to measurement period adjustments which represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up until the purchase price allocation is finalized which cannot be any later than one year from the acquisition date.

The Company is in the process of obtaining input from third-parties of its tangible and intangible assets and other information necessary to measure the fair value of the assets acquired and liabilities assumed; thus the provisional measurements of current assets, property and equipment, intangibles, and liabilities assumed are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date. The Company has not recorded any amortization expense related to the intangible assets acquired form the Moleculin acquisition for the three and six months ended June 30, 2016 as the Company is still in the process of determining the value of the intangible assets acquired.

Results of Operations –

The Company was formed in July 2015; therefore there is no comparative financial information that can be compared to the financial results of the three and six months ended June 30, 2016. The following table sets forth, for the period indicated, data derived from our statement of operations:

	For the Three Months Ended June 30, 2016 (Unaudited)	For the Six Months Ended June 30, 2016 (Unaudited)

Operating expenses:
Research and development	$361,728	$376,728
General and administrative	618,001	923,572
Depreciation expense	652	652
Total operating expenses	980,381	1,300,952
Interest expense	15,235	26,905

Net loss	$(995,616)	$(1,327,857)

Three Months Ended June 30, 2016

Research and Development Expense. Research and development expense was $361,728 for the three months ended June 30, 2016 and mainly represents amortization of capitalized license costs of approximately $257,000, accrued license fees to MD Anderson for approximately $39,000, and approximately $33,000 related to MD Anderson sponsored research. We expect to incur increased research and development costs in the future as our product development activities expand.

General and Administrative Expense. General and administrative expense was $618,001 for the three months ended June 30, 2016. The expense mainly included professional fees to our consultants, attorneys and accountants for services related to our becoming a publicly traded company and related filing fees of approximately $225,000. The Company incurred approximately $211,000 related to investor relations activities, of which approximately $158,000 is related to the grant of 24,000 common stock shares issued to an investor relations firm for investor relations services. The Company incurred approximately $63,000 for payroll expense related to three months of our Chief Financial Officer’s salary, along with one month each of our Chief Operating Officer’s and Chief Executive Officer’s salaries. The Company also incurred approximately $26,000 of travel expenses primarily related to our IPO. Insurance costs of approximately $26,000, which includes director and officer insurances, were also recognized. We expect to incur increased general and administrative expenses over time as the Company increases its product development activity.

Interest Expense. Interest expense included expense accrued on our convertible promissory notes issued in 2015 and 2016 bearing interest at the rate of 8% per annum.

Six Months Ended June 30, 2016

Research and Development Expense. Research and development expense was $376,728 for the six months ended June 30, 2016 and mainly represents amortization of capitalized license costs of approximately $257,000, accrued license fees to MD Anderson for approximately $54,000, and approximately $33,000 related to MD Anderson sponsored research. We expect to incur increased research and development costs in the future as our product development activities expand.

General and Administrative Expense. General and administrative expense was $923,572 for the six months ended June 30, 2016. The expense mainly included professional fees to our consultants, attorneys and accountants for services related to our becoming a publicly traded company and related filing fees of approximately $486,000. The Company incurred approximately $211,000 related to investor relations activities, of which approximately $158,000 is related to the grant of 24,000 common stock issued to an investor relations firm for investor relations services. The Company incurred approximately $95,000 for payroll expense related to six months of our Chief Financial Officer’s salary, along with one month (June 2016) of our Chief Operating Officer’s and Chief Executive Officer’s salaries. The Company also incurred approximately $29,000 of travel expenses primarily related to our IPO. Insurance costs of approximately $34,000, which includes director and officer insurances, were also recognized. We expect to incur increased general and administrative expenses over time as the Company increases its product development activity.

Interest Expense. Interest expense included expense accrued on our convertible promissory notes issued in 2015 and 2016 bearing interest at the rate of 8% per annum.

Liquidity and Capital Resources

As of June 30, 2016, we had $7,244,684 in cash. During the period from January 1, 2016 through May 2, 2016, we sold 234,296 common shares for $702,888. On May 31, 2016, we completed our initial public offering, pursuant to which we sold 1,540,026 shares of our common stock at $6.00 per share for net proceeds of $8,464,183 after deducting underwriting discounts and commissions and direct offering expenses payable by us.

We believe that our existing cash and cash equivalents as of June 30, 2016, including the proceeds received from our common stock issuances, will be sufficient to fund our planned operations through at least the end of May 2017, which includes the commencement of our planned Phase II registration trial for Annamycin.

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

The following table sets forth the primary sources and uses of cash for the period indicated:

For the six months ended June 30, 2016 (Unaudited)

Net cash used in operating activities	$(1,645,901)
Net cash provided by investing activities	362
Net cash provided by financing activities	8,862,132
Net increase in cash and cash equivalents	$7,216,593

Cash used in operating activities

Net cash used in operating activities was $1,645,901 for the six months ended June 30, 2016 and mainly included payments made for payroll, travel, insurance and professional fees to our consultants, attorneys and accountants for services related to our becoming a publicly traded company and related filing fees, along with payments made to MD Anderson for license and maintenance fees. Additionally, prepayments were made for directors and officers insurance.

Cash provided by investing activities

Net cash provided by investing activities was $362 for the six months ended June 30, 2016 and represents the cash amount acquired through the acquisition of Moleculin, LLC.

Cash provided by financing activities

Net cash provided by financing activities was $8,862,132 for the six months ended June 30, 2016. We received $8,464,183 net proceeds from our IPO stock issuance, $702,888 from issuance of common shares at $3 per share, and $165,000 from issuance of convertible notes. Net cash used in financing activities included approximately $470,000 for payments of notes payable.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2016, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal control over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our financial condition would be adversely impacted if our intangible assets become impaired.

As a result of the accounting for our acquisition of Moleculin LLC and the agreement we entered into with Houston Pharmaceuticals, Inc. related to WP1066, we have carried on our balance sheet intangible assets of $11,666,404 as of June 30, 2016, of which $7,299,293 is related to our acquisition of Moleculin, LLC and $4,367,111 is related to our agreement with Houston Pharmaceuticals, Inc. Our intangible assets from the acquisition of Moleculin, LLC were not amortized over the six months ended June 30, 2016, but may be amortized when we finalize the allocation of the purchase price. Intangibles are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively our company taken as a whole, might exceed its fair value. We have retained a third party valuation firm to provide us with an initial valuation of these intangible assets, and we expect to receive their report during the fourth quarter of 2016.

If after receipt of the foregoing valuation report our board determines that the value of our intangible assets is less than the amounts reflected on our balance sheet, we will be required to reflect an impairment of our intangible assets in the period in which such determination is made. An impairment of our intangible assets would result in our recognizing an expense in the amount of the impairment in the relevant period, which would also result in the reduction of our intangible assets and a corresponding reduction in our stockholders’ equity in the relevant period. As the transactions discussed above were related party transactions and were not conducted on an arm’s length basis, it is possible that the terms were less favorable to us than what we would have received in an arm’s length transaction. We can provide no assurance that the initial valuation of our intangible assets will not result in an impairment charge.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our prospectus filed pursuant to Rule 424(b)(4) on May 3, 2016 with the SEC, which are incorporated herein by reference. The risks described in the prospectus are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in the prospectus other than the risk listed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the three months ended June 30, 2016, we sold 105,463 common shares for $316,389 to certain accredited investors, of which all sales were completed prior to the IPO. These transactions did not involve any public offering. These shares are subject to the following lock-up agreement, from and after the later of six months after issuance or 90 days from the effective date of our IPO registration until the one-year anniversary thereof, (a) the shareholder can sell up to 10% of the purchased shares per month, subject to a maximum sale on any trading day of 8% of the daily volume of the common stock; (b) if the common stock price is over $7.00 per share for five consecutive trading days then the shareholder can sell up to 20% of the purchased shares per month, subject to a maximum sale on any trading day of 10% of the daily volume of the common stock; and (c) if the common stock price is over $12.00 per share then the shareholder is not restricted from making any sales until such time as the common stock price falls back below $12.00 per share.

On various dates from August 31, 2015 through January 19, 2016, each as amended on March 10, 2016, we issued certain 8% unsecured promissory notes in aggregate principal amount of $615,000 to certain accredited investors. Upon the completion of the IPO, these notes provided that they be automatically converted into shares of our common stock at their applicable conversion prices, which were $0.1299 with respect to $250,000 in notes and $0.20 per share with respect to the remaining $365,000, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, the remaining principal and accrued interest amounts of the effected notes will remain outstanding and will be converted into shares of our common stock at such time as the 4.99% limitation continues to be met. The IPO was completed on May 31, 2016. On May 31, 2016, pursuant to the conversion feature of the foregoing notes and with restriction of the 4.99% beneficially owned condition limitation, we issued 1,166,503 common shares in total, reducing convertible debt principal by $183,356 and accrued interest by $17,699. The remaining convertible debt without consideration of accrued interest as of June 30, 2016, if converted on June 30, 2016, would result in an additional 2,691,803 common shares to be issued. See Note 3 of our financial statements for more information regarding the issuance of the notes.

On June 20, 2016, we agreed to issue 24,000 shares of common stock to an investor relations firm as consideration for services.

We believe that the issuances were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

(b) On May 31, 2016, we completed our initial public offering, which commenced on May 2, 2016, pursuant to which we sold 1,540,026 shares of our common stock at $6.00 per share with gross proceeds of $9,240,156 and net proceeds of $8,464,183 after deducting underwriting discounts and commissions and offering expenses payable by us. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-209323), which was declared effective by the SEC on May 2, 2016. Bonwick Capital Partners LLC and Network 1 Financial Securities, Inc. acted as underwriters for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 3, 2016 pursuant to Rule 424(b). No direct or indirect payments were made by us to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and those payments disclosed above with regard to the license arrangements with HPI. Pending the uses described, we intend to invest the net proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Title of Document

10.1	Agreement and Plan of Merger between Moleculin Biotech, Inc. and Moleculin LLC (incorporated by reference to Exhibit 10.11 of the Form S-1 (File No. 333-209323) filed March 22, 2016)
10.2	Technology Rights and Development License Agreement to be entered into by Moleculin Biotech, Inc. and Houston Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 of the Form S-1 (File No. 333-209323) filed April 15, 2016)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

MOLECULIN BIOTECH, INC.

Date: August 15, 2016	By:	/s/ Walter Klemp
Walter Klemp
Acting President and Chief Executive Officer

Date: August 15, 2016	By:	/s/ Louis Ploth, Jr.
Louis Ploth, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

