Form 10-Q/A
period 2016-06-30
Moleculin Biotech, Inc.
filed 2016-11-21
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 15, 2016, is being filed for the purpose of restating our unaudited consolidated financial statements as of June 30, 2016 and to make corresponding revisions to certain disclosures in the Original Filing. As disclosed in our Form 8-K filed on November 18, 2016, the restatement is the result of an error in the accounting for the business combination of Moleculin, LLC.

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part I – Item 4 of this Form 10-Q/A. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I – Item 4 included in this Form 10-Q/A.

For reasons discussed above, we are filing this Form 10-Q/A in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Form 10-Q/A:

•	Part I, Item 1. Financial Statements (unaudited)

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

•	Part II, Item 1A. Risk Factors

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and our Chief Financial Officer dated as of the date of filing this Form 10-Q/A.

This Form 10-Q/A amends and restates in its entirety each section of the Original Filing impacted as a result of the change in presentation, but each section that has been restated is noted in Note 2 to the financial statements. This Form 10-Q/A has not been updated to reflect events occurring after August 15, 2016, the date of the Original Filing. Therefore, this Form 10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to August 15, 2016.

Moleculin Biotech, Inc.

FORM 10-Q

For period ended June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Moleculin Biotech, Inc.

Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited) (Restated)
Assets
Current Assets:
Cash and cash equivalents	$7,244,684	$28,091
Prepaid expenses	315,143	–
Total current assets	7,559,827	28,091

Long-Term Assets:
Furniture and equipment, net of accumulated depreciation	7,168	–
Intangible assets	11,173,293	–

Total Assets	$18,740,288	$28,091

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$721,103	$322,790
Accounts payable and accrued expenses-related party	100,000	-
Convertible notes payable	431,644	450,000
Total Liabilities	1,252,747	772,790

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value; 75,000,000 authorized, 11,254,756 and 6,661,000 shares issued and outstanding, respectively	11,255	6,661
Subscription receivable	(3,000)	(3,000)
Additional paid-in capital	19,298,614	–
Accumulated deficit	(1,819,328)	(748,360)
Total Stockholders' Equity (Deficit)	17,487,541	(744,699)

Total Liabilities and Stockholders' Equity (Deficit)	$18,740,288	$28,091

See accompanying notes to the unaudited financial statements.

Moleculin Biotech, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
	(Restated)	(Restated)
Revenue	$–	$–

Operating expenses:
Research and development	104,839	119,839
General and administrative	618,001	923,572
Depreciation	652	652

Total operating expenses	723,492	1,044,063

Loss from operations	(723,492)	(1,044,063)

Other expense:
Interest expense	(15,235)	(26,905)

Net loss	$(738,727)	$(1,070,968)

Net loss per common share - basic and diluted	$(0.08)	$(0.14)
Weighted average common shares outstanding - basic and diluted	8,875,173	7,796,782

See accompanying notes to the unaudited financial statements.

Moleculin Biotech, Inc.

Statement of Cash Flows

(Unaudited)

For the Six
Months Ended
June 30,
2016
(Restated)
Cash Flows From Operating Activities:
Net loss	$(1,070,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	652
Stock-based compensation	161,496
Changes in operating assets and liabilities:
Prepaid expenses	(315,143)
Accounts payable and accrued expenses	(421,938)
Net Cash Used In Operating Activities	(1,645,901)

Cash Flows From Investing Activities:
Cash acquired through acquisition of Moleculin, LLC	362
Net Cash Provided By Investing Activities	362

Cash Flows From Financing Activities:
Proceeds from notes payable	165,000
Payments on notes payable	(469,939)
Proceeds from sale of common stock, net of direct offering costs	9,167,071
Net Cash Provided By Financing Activities	8,862,132

Net change in cash and cash equivalents	7,216,593

Cash and cash equivalents, at beginning of period	28,091

Cash and cash equivalents, at end of period	$7,244,684

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,951
Cash paid for income taxes	$–

Supplemental disclosure of non-cash investing and financing activities:
Assumption of accounts payable related to acquisition of Moleculin, LLC	$100,000
Common stock issued to acquire Moleculin, LLC	$9,773,586
Common stock issued for conversion of debt	$201,055

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

The Company filed a registration statement on Form S-1 (which was declared effective on May 2, 2016) with respect to the Company’s initial public offering of shares of its common stock (“IPO”) to fund the development of its technologies. Prior to the declaration of effectiveness of the registration statement on Form S-1, we acquired Moleculin, LLC which was merged with and into MBI, which survived the merger. Moleculin, LLC was the holder of a license agreement with MD Anderson covering technology referred to as the WP1066 Portfolio, which is focused on the modulation of key oncogenic transcription factors.

Basis of Presentation - Unaudited Interim Financial Information – The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2015 and for the period from July 28, 2015 (inception) to December 31, 2015 and notes thereto contained in the Registration Statement on Form S-1 filed with the SEC on April 27, 2016. The Company was formed in July 2015; therefore there is no comparative financial information that can be compared to the financial results of the three and six months ended June 30, 2016.

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

Acquisition – We acquired Moleculin, LLC (“Moleculin”) on May 2, 2016, and, going forward our financial statements include the operations of Moleculin, LLC. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. The estimated fair values of assets acquired and liabilities assumed, were determined based on management’s best estimates. Preliminary estimated fair values are subject to measurement period adjustments which represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up until the purchase price allocation is finalized which cannot be any later than one year from the acquisition date.

Going Concern - These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2016, the Company has incurred an accumulated deficit of $1,819,328 since inception, and had not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

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

Intangible assets - Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. If an intangible asset is identified as an in-process research & development asset then no amortization will occur until the development is complete. If the associated research and development effort is abandoned, the related assets will be written-off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented. Intangible assets are tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach.

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

Recent Accounting Pronouncements -

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that this standard will have on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter; early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The new guidance changes the accounting and simplifies various aspects of the accounting for share-based payments to employees. The guidance allows for a policy election to account for forfeitures as they occur or based on an estimated number of awards that are expected to vest. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 2 – Restatements

On November 14, 2016, the Company determined that there was an error in the accounting for the business combination of Moleculin, LLC. Following is a summary of the restatement changes made to the financial statements previously filed as of and for the three and six months ended June 30, 2016.

Balance sheet at June 30, 2016:

	Originally Reported	Restatement	As Restated

Intangible assets	$11,666,404	$(493,111)	$11,173,293
Total assets	19,233,399	(493,111)	18,740,288

Accounts payable and accrued expenses-related party	250,000	(150,000)	100,000
Long-term payable-related party	600,000	(600,000)	-
Total liabilities and stockholders' Equity	19,233,399	(493,111)	18,740,288

Income statement for the three months ended June 30, 2016:

	Originally Reported	Restatement	As Restated

Research and development	$361,728	$(256,889)	$104,839
Net loss	995,616	(256,889)	738,727

Income statement for the six months ended June 30, 2016:

	Originally Reported	Restatement	As Restated

Research and development	$376,728	$(256,889)	$119,839
Net loss	1,327,857	(256,889)	1,070,968

Note 3 – Intangible Assets

The Acquisition of Moleculin, LLC

On May 2, 2016, Moleculin, LLC, a Texas limited liability company, was merged with and into the Company. As a result of the merger, the Company issued to the holders of Moleculin equity interests an aggregate of 999,931 shares of the Company’s common stock valued at $5,999,586 based on the estimated acquisition-date fair value of our common stock of $6.00, equal to the IPO price announced in our prospectus filed on that date. These shares contain certain trading restrictions. Prior to the Company’s acquisition of Moleculin, the Company had loaned $57,822 to Moleculin which was treated as part of the consideration paid to acquire Moleculin.

As additional consideration payable to the Moleculin unit holders, we agreed pursuant to the merger agreement that if drugs for dermatology indications are successfully developed by us (or our successors) using any of the Existing IP Assets, then the Moleculin, LLC unit holders, in the aggregate, will be entitled to receive a 2.5% royalty on the net revenues generated by such drugs. Any such net revenues would include a deduction for license fees or royalty obligations payable to MD Anderson for such Existing IP Assets. The merger agreement defined “Existing IP Assets” to mean all intellectual property, licensed by us and Moleculin as of the time of the merger, including, without limitation, the intellectual property licensed from MD Anderson under the Patent and Technology License Agreement entered into by and between IntertechBio Corporation and MD Anderson dated April 2, 2012, as amended, and the Patent and Technology License Agreement dated June 21, 2010, as amended, between MD Anderson and Moleculin, LLC, but excluding any intellectual property relating to Annamycin. The right to receive the contingent royalty payments described herein is limited to drugs developed only for dermatology indications, and does not include drugs developed for any other indications. We have no obligation of any nature to pursue the development of any drugs for dermatology indications.

Our acquisition of Moleculin, LLC, occurring prior to our IPO offering, provided us with the rights to the license agreement that Moleculin, LLC had with MD Anderson covering the WP1066 Portfolio. However, Moleculin, LLC had previously granted Houston Pharmaceuticals, Inc. (“HPI”), a related party, an option, which could be exercised at any time, to obtain an exclusive sub-license to develop the WP1066 Portfolio in all non-dermatological fields. Moleculin, LLC had previously pursued development of the WP1066 Portfolio for treatment of psoriasis, however, psoriasis related clinical trials had been terminated. Because WP1066 has shown significant activity against a wide range of tumors, Moleculin, LLC focus prior to the acquisition included the development of drugs for cancer treatment. However, the exclusive sub-license option held by HPI precluded Moleculin, LLC from pursuing drug development related to non-skin cancers, in addition to potentially creating significant intellectual property, clinical and commercialization risks associated with drug development for skin cancers. Re-acquisition of the HPI option was therefore essential for the values of both the WP1066 Portfolio and Moleculin, LLC.

In connection with the acquisition of Moleculin, LLC, we also negotiated on behalf of Moleculin, LLC two agreements with HPI. Under the first agreement, the HPI’s option to obtain the aforementioned exclusive sublicense was terminated in exchange for a payment of $100,000 and the issuance of 629,000 shares of our common stock. Under the second agreement (HPI Out-Licensing Agreement) HPI has received a non-exclusive technology rights and development sublicense under which it may continue its ongoing work to develop the WP1066 Portfolio related to treatment of non-skin cancer. Pursuant to this HPI Out-Licensing Agreement, we agreed to make payments to HPI of $750,000 over a three-year period commencing after the IPO offering in exchange for HPI allowing us to access any data, information or know-how resulting from the research and development conducted by HPI which will be expensed, as incurred, as research and development expense. Notwithstanding our obligation to make the foregoing payments, the HPI Out-Licensing Agreement does not obligate HPI to conduct any specific research or to meet any milestones. Pursuant to the HPI Out-Licensing Agreement, we have the right within three years of the effective date to buy-out from HPI all rights granted to HPI under the agreement for a payment of $1.0 million. Upon our exercise of the buy-out we will no longer be obligated to make any payments to HPI remaining from the $750,000 obligation discussed above. If we do not exercise the foregoing buy-out right within three years, the license granted to HPI shall convert into an exclusive license. As such, if we do not exercise the buy-out right for any reason, we will no longer have access to the non-skin cancer uses of the WP1066 Portfolio. As noted above, this will also potentially create risks for the development of skin cancer drugs. We do not intend to set aside and designate cash and cash equivalents in the amount of $1.0 million to make the buy-out payment. If we ultimately decide to exercise the buy-out right from HPI all rights granted the HPI under the agreement, we will need to raise additional funds to make the buy-out payment. We cannot assure that such additional funding will be available on satisfactory terms, or at all.

The agreements with HPI were executed on May 2, 2016, simultaneously with the closing of the Moleculin, LLC acquisition, and were non-cancelable but contingent on the Company’s ability to complete the IPO by June 30, 2016. They became effective on May 31, 2016.

The termination of the HPI option was completed on behalf of Moleculin, LLC, and was required to enable the sale of Moleculin, LLC by materializing the value of its most significant asset, and was non-cancelable by either party. Further, the HPI option termination price was determined simultaneously with the acquisition on May 2, 2016 as our IPO price was established at that time. Accordingly, we concluded that this transaction was primarily for the benefit of Moleculin, LLC and its former owners, resulting in control of the underlying intellectual property and thereby increasing the value of Moleculin, LLC intangible assets immediately prior to the closing of its acquisition by us.

HPI option termination price amounted to $3,874,000, consisting of 629,000 shares of our common stock valued at the IPO price of $6.00 per share, and $100,000 paid in cash in July 2016, and was included in acquisition-date liabilities assumed.

Purchase Price Allocation

The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

Cash	$362
Property & equipment	7,820
Intangibles	11,173,293
Total assets acquired	11,181,475
Liability assumed (HPI)	(3,874,000)
Liabilities assumed	(1,250,067)
Net assets acquired/total consideration transferred	$6,057,408

The Company is in the process of obtaining input from third-parties regarding its tangible and intangible assets and other information necessary to measure the fair value of the assets acquired and liabilities assumed in connection with the acquisition of Moleculin, LLC; thus the provisional measurements of current assets, property and equipment, intangibles, and liabilities assumed are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete our analysis. As of this date, management believes all or most of the intangible assets are IPR&D related to the WP1066 Portfolio, and, as such, no amortization has been recorded to date. Any changes to the provisional measurements will be recognized in the period in which they are determined. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

Intangible assets consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Intangibles acquired from Moleculin, LLC and HPI	$11,173,293	$–

Unaudited Pro Forma Results of Operations

The following comparative table presents the unaudited condensed pro forma results of operations that reflect the acquisition of Moleculin as if the acquisition had occurred as of the first day of each period presented, adjusted for items that are directly attributable to the acquisition. This information has been compiled from historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction already occurred or that may be achieved in the future.

	Pro Forma For the Three Months Ended June 30, 2016	Pro Forma For the Six Months Ended June 30, 2016

Total operating expenses	$(761,690)	$(1,189,505)
Net loss	$(709,828)	$(1,156,872)
Net loss per common share – basic and diluted	$(0.08)	$(0.14)
Weighted average outstanding common shares – basic and diluted	9,219,594	8,470,769

The three months ended June 30, 2016 are adjusted on a pro forma basis to exclude $72,736 in net interest expense related to the amortization of deferred financing costs and debt discount amortization for Moleculin, LLC’s convertible notes. The holders of the convertible notes were issued the Company’s common shares upon the Company’s acquisition of Moleculin, LLC.

The six months ended June 30, 2016 are adjusted on a pro forma basis to exclude $145,078 in net interest expense related to the amortization of deferred financing costs and debt discount amortization for Moleculin, LLC’s convertible notes. The holders of the convertible notes were issued the Company’s common shares upon the Company’s acquisition of Moleculin, LLC.

Note 4 – Convertible Notes Payable

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

Note 5 – Equity

On May 2, 2016, the Company amended and restated its certificate of incorporation to increase the number of shares issuable to 80,000,000 of which 5,000,000 shares of preferred stock and 75,000,000 shares of common stock are authorized.

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

Note 6 – Income Taxes

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

Note 7 – Commitments and Contingencies

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

Houston Pharmaceuticals, Inc.

Our acquisition of Moleculin, LLC, occurring prior to our IPO offering, provided us with the rights of the license agreement that Moleculin, LLC had with MD Anderson covering the WP1066 Portfolio. As discussed in Note 2, we are obligated to make payments to HPI of $750,000 over a three-year period commencing after the IPO offering in exchange for HPI allowing us to access any data, information or know-how resulting from the research and development conducted by HPI. Pursuant to the HPI Out-Licensing Agreement, we have the right within three years of the date we enter into the agreement to buy-out from HPI all rights granted to HPI under the agreement for a payment of $1.0 million. Upon our exercise of the buy-out we will no longer be obligated to make any payments to HPI remaining from the $750,000 obligation discussed above. We will need to raise additional funds to make the buy-out payment. We cannot assure that such additional funding will be available on satisfactory terms, or at all.

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

Results of Operations –

The Company was formed in July 2015; therefore there is no comparative financial information that can be compared to the financial results of the three and six months ended June 30, 2016. The following table sets forth, for the period indicated, data derived from our statement of operations:

	For the Three Months Ended June 30, 2016 (Unaudited) (Restated)	For the Six Months Ended June 30, 2016 (Unaudited) (Restated)

Operating expenses:
Research and development	$104,839	$119,839
General and administrative	618,001	923,572
Depreciation expense	652	652
Total operating expenses	723,492	1,044,063
Interest expense	15,235	26,905

Net loss	$(738,727)	$(1,070,968)

Three Months Ended June 30, 2016

Research and Development Expense. Research and development expense was $104,839 for the three months ended June 30, 2016 and mainly represents accrued license fees to MD Anderson for approximately $39,000 and approximately $33,000 related to MD Anderson sponsored research. We expect to incur increased research and development costs in the future as our product development activities expand.

General and Administrative Expense. General and administrative expense was $618,001 for the three months ended June 30, 2016. The expense mainly included professional fees to our consultants, attorneys and accountants for services related to our becoming a publicly traded company and related filing fees of approximately $225,000. The Company incurred approximately $211,000 related to investor relations activities, of which approximately $158,000 is related to the grant of 24,000 common stock shares issued to an investor relations firm for investor relations services. The Company incurred approximately $63,000 for payroll expense related to three months of our Chief Financial Officer’s salary, along with one month each of our Chief Operating Officer’s and Chief Executive Officer’s salaries. The Company also incurred approximately $26,000 of travel expenses primarily related to our IPO. Insurance costs of approximately $26,000 were also recognized.

Interest Expense. Interest expense included expense accrued on our convertible promissory notes issued in 2015 and 2016 bearing interest at the rate of 8% per annum.

Six Months Ended June 30, 2016

Research and Development Expense. Research and development expense was $119,839 for the six months ended June 30, 2016 and mainly represents accrued license fees to MD Anderson for approximately $54,000 and approximately $33,000 related to MD Anderson sponsored research. We expect to incur increased research and development costs in the future as our product development activities expand.

General and Administrative Expense. General and administrative expense was $923,572 for the six months ended June 30, 2016. The expense mainly included professional fees to our consultants, attorneys and accountants for services related to our becoming a publicly traded company and related filing fees of approximately $486,000. The Company incurred approximately $211,000 related to investor relations activities, of which approximately $158,000 is related to the grant of 24,000 common stock issued to an investor relations firm for investor relations services. The Company incurred approximately $95,000 for payroll expense related to six months of our Chief Financial Officer’s salary, along with one month (June 2016) of our Chief Operating Officer’s and Chief Executive Officer’s salaries. The Company also incurred approximately $29,000 of travel expenses primarily related to our IPO. Insurance costs of approximately $34,000 were also recognized.

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

Changes in Internal Control over Financial Reporting. For the period covered by this report, management determined that a material weakness existed in its internal control over financial reporting, specifically over accounting for business combinations, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting. Management has engaged an outside firm to assist with such accounting.

On November 14, 2016, our Audit Committee, after discussion with management and our independent registered public accountants, determined that our unaudited consolidated financial statements for the quarter ended June 30, 2016, as reported in our Quarterly Report on Form 10-Q filed on August 15, 2016 should no longer be relied upon due to an error identified therein, and that a restatement of these financial statements is required. We identified certain non-cash errors due to an error in the accounting for the business combination of Moleculin, LLC. This amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016 is being filed to correct such errors.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in our prospectus filed pursuant to Rule 424(b)(4) on May 3, 2016 with the SEC, which are incorporated herein by reference. The risks described in the prospectus are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as updated below, there have been no material changes from the risk factors previously disclosed in our reports as filed with the SEC. The risk factors below supersede, in its entirety, the risk factors set forth in Item 1A in our Quarterly Report on form 10-Q for the first quarter of 2016.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We intend to use the proceeds from our previous offering to advance Annamycin clinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Annamycin. If the FDA requires that we perform additional nonclinical studies or clinical trials, or if we determine, as we did in October 2016, that additional clinical trials are required for Annamycin, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential approval of Annamycin would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Annamycin will not increase.

We will continue to require substantial additional capital to continue our clinical development and commercialization activities. Because successful development of our product candidates is uncertain, we are unable to estimate the actual amount of funding we will require to complete research and development and commercialize our products under development.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	whether our updated plan for clinical trials will be completed on a timely basis and, if completed, will be successful in producing useful clinical data in 2017;

•	whether we are successful in obtaining a Special Protocol Assessment, or SPA, with the FDA related to Annamycin;

•	the progress, costs, results of and timing of our clinical trials for Annamycin;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the progress of our collaborative drug development partners, which is dependent upon their continued access to grant funding;

•	the costs associated with securing and establishing commercialization and manufacturing capabilities;

•	market acceptance of our product candidates;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	our ability to maintain, expand and enforce the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to rely on data to be generated by our sublicensee partner, Dermin;

•	our need and ability to rely on data and drug product for clinical trials to be generated by our sublicensee partner, Dermin;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing drug candidates and new product approvals;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and

•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

Some of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operational plan through the third quarter of 2017. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. We do not believe that our existing capital resources are sufficient to enable us to complete the development and commercialization of Annamycin, if approved, or to initiate any clinical trials or additional development work needed for any other drug candidates, other than as described above. Accordingly, we expect that we will need to raise additional funds in the future. In connection with our initial public offering, we agreed not to issue additional shares of our common stock without our underwriters’ consent, which such consent has been obtained. As such, we may conduct additional offerings of our common stock or common stock equivalents in the future.

We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us

Our financial condition would be adversely impacted if our intangible assets become impaired.

As a result of the accounting for our acquisition of Moleculin, LLC and the agreement we entered into with Houston Pharmaceuticals, Inc , we have carried on our balance sheet intangible assets in-process research and development (“IPR&D”) of $11,173,293 as of June 30, 2016. Intangibles are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively our company taken as a whole, might exceed its fair value. We have retained a third party valuation firm to provide us with an initial valuation of these intangible assets; and we expect to receive their final report during the fourth quarter of 2016.

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives.

If after receipt of the foregoing valuation report we determine that the value of our intangible assets is less than the amounts reflected on our balance sheet, we will be required to reflect an impairment of our intangible assets in the period in which such determination is made. An impairment of our intangible assets would result in our recognizing an expense in the amount of the impairment in the relevant period, which would also result in the reduction of our intangible assets and a corresponding reduction in our stockholders’ equity in the relevant period. As the transactions discussed above were related party transactions and were not conducted on an arm’s length basis, it is possible that the terms were less favorable to us than what we would have received in an arm’s length transaction. We can provide no assurance that the final valuation of our intangible assets will not result in an impairment charge.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our disclosure controls and procedures were ineffective as of June 30, 2016, and identified a material weakness in our internal controls over the accounting and reporting for acquisitions. While management is working to remediate the material weakness, there is no assurance that the changes will remediate the identified material weakness or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Title of Document

10.1	Agreement and Plan of Merger between Moleculin Biotech, Inc. and Moleculin, LLC (incorporated by reference to Exhibit 10.11 of the Form S-1 (File No. 333-209323) filed March 22, 2016)
10.2	Technology Rights and Development License Agreement to be entered into by Moleculin Biotech, Inc. and Houston Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 of the Form S-1 (File No. 333-209323) filed April 15, 2016)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

MOLECULIN BIOTECH, INC.

Date: November 21, 2016	By:	/s/ Walter Klemp
Walter Klemp
Acting President and Chief Executive Officer

Date: November 21, 2016	By:	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer (Principal Financial and Accounting Officer)