Form 10-Q
period 2016-09-30
Moleculin Biotech, Inc.
filed 2016-11-21
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

☐  Yes          ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2016: 12,054,813

Moleculin Biotech, Inc.

FORM 10-Q

For quarterly period ended September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Moleculin Biotech, Inc.

Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,183,783	$28,091
Prepaid expenses	244,869	–
Total current assets	6,428,652	28,091

Long-Term Assets:
Furniture and equipment, net of accumulated depreciation	16,346	–
Intangible assets	11,128,790	–

Total Assets	$17,573,788	$28,091

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$944,997	$322,790
Accounts payable and accrued expenses-related party	37,500	-
Convertible notes payable	297,656	450,000
Total current liabilities	1,280,153	772,790

Long-term payable-related party	50,000	–
Total Liabilities	1,330,153	772,790

Commitment and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value; 75,000,000 authorized, 12,054,813 and 6,661,000 shares issued and outstanding, respectively	12,055	6,661
Subscription receivable	(3,000)	(3,000)
Additional paid-in capital	19,485,987	–
Accumulated deficit	(3,251,407)	(748,360)
Total Stockholders' Equity (Deficit)	16,243,635	(744,699)

Total Liabilities and Stockholders' Equity (Deficit)	$17,573,788	$28,091

See accompanying notes to the unaudited financial statements.

Moleculin Biotech, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,	From July 28, 2015 (Inception) Through September 30,	Nine Months Ended September 30,	From July 28, 2015 (Inception) Through September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	496,659	38,409	616,498	38,409
General and administrative	924,041	184,344	1,847,613	184,344
Depreciation	977	-	1,629	-

Total operating expense	1,421,677	222,753	2,465,740	222,753

Loss from operations	(1,421,677)	(222,753)	(2,465,740)	(222,753)

Other expense:
Interest expense	(10,402)	(1,562)	(37,307)	(1,562)

Net loss	$(1,432,079)	$(224,315)	$(2,503,047)	$(224,315)

Net loss per common share - basic and diluted	$(0.12)	$(0.05)	$(0.28)	$(0.05)
Weighted average common shares outstanding - basic and diluted	11,579,239	4,320,015	9,066,804	4,320,015

See accompanying notes to the unaudited financial statements.

Moleculin Biotech, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,	From July 28, 2015 (Inception) Through September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(2,503,047)	$(224,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,629	-
Stock-based compensation	208,939	-
Shares issued for licenses used for research and development	-	2,061
Changes in operating assets and liabilities:
Prepaid expenses	(244,869)	(23,000)
Accounts payable and accrued expenses	(146,799)	63,010
Accounts payable and accrued expenses – related parties	87,500	19,584
Net Cash Used in Operating Activities	(2,596,647)	(162,660)

Cash Flows from Investing Activities:
Cash paid for purchase of fixed assets	(10,155)	-
Cash paid for acquisition of Moleculin, LLC, net with cash acquired	(99,638)	-
Net Cash Used in Investing Activities	(109,793)	-

Cash Flows from Financing Activities:
Proceeds from notes payable	165,000	250,000
Payments on notes payable	(469,939)	-
Proceeds from sale of common stock, net of direct offering costs	9,167,071	-
Net Cash Provided by Financing Activities	8,862,132	250,000

Net change in cash and cash equivalents	6,155,692	87,340

Cash and cash equivalents, at beginning of period	28,091	-

Cash and cash equivalents, at end of period	$6,183,783	$87,340

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,950	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to acquire Moleculin, LLC	$9,773,586	$-
Common stock issued for conversion of debt	$341,785	$-
Shares subscribed	$-	$4,600

See accompanying notes to the unaudited financial statements.

Moleculin Biotech, Inc.

Notes to Financial Statements

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Nature of Business – The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a preclinical and clinical-stage pharmaceutical company organized as a Delaware corporation in July 2015 to focus on the development of anti-cancer drug candidates, some of which are based on license agreements with The University of Texas System on behalf of the M.D. Anderson Cancer Center, which we refer to as MD Anderson.

Our lead drug candidate is liposomal Annamycin, which we refer to as Annamycin, an anthracycline intended for the treatment of relapsed or refractory acute myeloid leukemia, or AML. In August 2015, the Company entered into a rights transfer agreement with AnnaMed, Inc. (“AnnaMed”), a company affiliated with certain members of the Company’s management and board of directors, pursuant to which, in exchange for 1,431,000 shares of the Company’s common stock, AnnaMed agreed to transfer any and all data it had regarding the development of Annamycin and the Annamycin IND, including all trade secrets, know-how, confidential information and other intellectual property rights held by AnnaMed. Annamycin has been in clinical trials pursuant to an investigational new drug application, or IND, that had been filed with the U.S. Food and Drug Administration, or FDA. This IND was terminated due to a lack of activity by a prior drug developer. The Company intends to apply for a new IND based on the same data that supported the original IND, updated for subsequent clinical data, and to commence clinical trials for Annamycin funded with the proceeds from our initial public offering which was completed on May 31, 2016.

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

Basis of Presentation - Unaudited Interim Financial Information – The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2015 and for the period from July 28, 2015 (inception) to December 31, 2015 and notes thereto contained in the Registration Statement on Form S-1 filed with the SEC on April 27, 2016.

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

Acquisition – We acquired Moleculin, LLC (“Moleculin”) on May 2, 2016, and, going forward our financial statements include the operations of Moleculin, LLC. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired will be recorded as goodwill. The estimated fair values of assets acquired and liabilities assumed were determined based on management’s best estimates. Preliminary estimated fair values are subject to measurement period adjustments which represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up until the purchase price allocation is finalized which cannot be any later than one year from the acquisition date.

Going Concern - These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2016, the Company has incurred an accumulated deficit of $3,251,407 since inception, and had not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. At September 30, 2016, all of the Company’s cash was deposited in two banks and at December 31, 2015, all of the Company’s cash was deposited in one bank. Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000. The amount in excess of the FDIC insurance at September 30, 2016 was $5,693,442. On October 13, 2016, the Company consolidated all of its cash into one bank with $2 million and $3 million deposited into Certificate of Deposit Account Registry Service or CDARS accounts, which are all 100% federally insured, for 4-week and 13-week terms, respectively. The remaining cash is deposited into a checking and money market account.

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

Earnings (Loss) Per Common Share - Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would have been anti-dilutive. As of September 30, 2016, the Company’s potentially dilutive shares included notes convertible to 1,928,899 common shares, options to purchase 510,000 common shares and warrants to purchase 107,802 common shares.

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

Note 2 – Intangible Assets

The Acquisition of Moleculin, LLC

On May 2, 2016, Moleculin, LLC, a Texas limited liability company, was merged with and into the Company. As a result of the merger, the Company issued to the holders of Moleculin equity interests an aggregate of 999,931 shares of the Company’s common stock valued at $5,999,586 based on the estimated acquisition-date fair value of our common stock of $6.00 per share, equal to the IPO price announced in our prospectus filed on that date. These shares contain certain trading restrictions. Prior to the Company’s acquisition of Moleculin, the Company had loaned $57,822 to Moleculin which was treated as part of the consideration paid to acquire Moleculin.

As additional consideration payable to the Moleculin unit holders, we agreed pursuant to the merger agreement that if drugs for dermatology indications are successfully developed by us using any of the Existing IP Assets, then the Moleculin, LLC unit holders, in the aggregate, will be entitled to receive a 2.5% royalty on the net revenues generated by such drugs. Any such net revenues would include a deduction for license fees or royalty obligations payable to MD Anderson for such Existing IP Assets. The merger agreement defined “Existing IP Assets” to mean all intellectual property, licensed by us and Moleculin as of the time of the merger, including, without limitation, the intellectual property licensed from MD Anderson under the Patent and Technology License Agreement entered into by and between IntertechBio Corporation and MD Anderson dated April 2, 2012, as amended, and the Patent and Technology License Agreement dated June 21, 2010, as amended, between MD Anderson and Moleculin, LLC, but excluding any intellectual property relating to Annamycin. The right to receive the contingent royalty payments described herein is limited to drugs developed only for dermatology indications, and does not include drugs developed for any other indications. We have no obligation of any nature to pursue the development of any drugs for dermatology indications.

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

In connection with the acquisition of Moleculin, LLC, we also negotiated on behalf of Moleculin, LLC two agreements with HPI. Under the first agreement, the HPI’s option to obtain the aforementioned exclusive sublicense was terminated in exchange for a payment of $100,000 and the issuance of 629,000 shares of our common stock. Under the second agreement (HPI Out-Licensing Agreement), HPI has received a non-exclusive technology rights and development sublicense under which it may continue its ongoing work to develop the WP1066 Portfolio related to treatment of non-skin cancer. Pursuant to this HPI Out-Licensing Agreement, we agreed to make payments to HPI totaling $750,000 over a three-year period commencing after the IPO offering in exchange for HPI allowing us to access any data, information or know-how resulting from the research and development conducted by HPI which will be expensed, as incurred, as research and development expense. Notwithstanding our obligation to make the foregoing payments, the HPI Out-Licensing Agreement does not obligate HPI to conduct any specific research or to meet any milestones. Pursuant to the HPI Out-Licensing Agreement, we have the right within three years of the effective date to buy-out from HPI all rights granted to HPI under the agreement for a payment of $1.0 million. Upon our exercise of the buy-out we will no longer be obligated to make any payments to HPI remaining from the $750,000 obligation discussed above. If we do not exercise the foregoing buy-out right within three years, the license granted to HPI shall convert into an exclusive license. As such, if we do not exercise the buy-out right for any reason, we will no longer have access to the non-skin cancer uses of the WP1066 Portfolio. As noted above, this will also potentially create risks for the development of skin cancer drugs. We do not intend to set aside and designate cash and cash equivalents in the amount of $1.0 million to make the buy-out payment. If we ultimately decide to exercise the buy-out right from HPI all rights granted the HPI under the agreement, we will need to raise additional funds to make the buy-out payment. We cannot assure that such additional funding will be available on satisfactory terms, or at all.

The agreements with HPI were executed on May 2, 2016, simultaneously with the closing of the Moleculin, LLC acquisition, and were non-cancelable but contingent on the Company’s ability to complete the IPO by June 30, 2016. They became effective on May 31, 2016.

The termination of the HPI option was completed on behalf of Moleculin, LLC, was required to enable the sale of Moleculin, LLC by materializing the value of its most significant asset, and was non-cancelable by either party. Further, the HPI option termination price was determined simultaneously with the acquisition on May 2, 2016 as our IPO price was established at that time. Accordingly, we concluded that this transaction was primarily for the benefit of Moleculin, LLC and its former owners, resulting in control of the underlying intellectual property and thereby increasing the value of Moleculin, LLC intangible assets immediately prior to the closing of its acquisition by us.

The HPI option termination price amounted to $3,874,000, consisting of 629,000 shares of our common stock valued at the IPO price of $6.00 per share, and $100,000 paid in cash in July 2016, and was included in acquisition-date liabilities assumed.

Purchase Price Allocation

The acquisition price was allocated on a preliminary basis, which is subject to change, to the assets acquired and liabilities assumed based upon their estimated fair values and the information available to management. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

Cash	$362
Property and equipment	7,820
Intangibles	11,128,790
Total assets acquired	$11,136,972
Liability assumed (HPI)	(3,874,000)
Liabilities assumed	(1,205,564)
Net assets acquired/total consideration transferred	$6,057,408

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

Intangible assets consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Intangibles acquired from Moleculin, LLC	$11,128,790	$–

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

	For the Three Months Ended September 30, 2016	Pro Forma For the Nine Months Ended September 30, 2016	Pro Forma For the Three Months Ended September 30, 2015	Pro Forma For the Nine Months Ended September 30, 2015

Total operating expenses	$(1,421,677)	$(2,561,908)	$(295,422)	$(769,549)
Net loss	$(1,432,079)	$(2,539,677)	$(297,129)	$(779,779)
Net loss per common share – basic and diluted	$(0.12)	$(0.27)	$(0.07)	$(0.38)
Weighted average outstanding common shares – basic and diluted	11,579,239	9,513,660	4,052,116	2,028,506

The nine months ended September 30, 2016 are adjusted on a pro forma basis to exclude $145,078 in net interest expense related to the amortization of deferred financing costs and debt discount amortization for Moleculin, LLC’s convertible notes. The holders of the convertible notes were issued the Company’s common shares upon the Company’s acquisition of Moleculin, LLC.

The three months ended September 30, 2015 are adjusted on a pro forma basis to exclude $112,846 in net interest expense related to the interest expense, the amortization of deferred financing costs and debt discount amortization for Moleculin, LLC’s convertible notes.

The nine months ended September 30, 2015 are adjusted on a pro forma basis to exclude $322,547 in net interest expense related to the interest expense, the amortization of deferred financing costs and debt discount amortization for Moleculin, LLC’s convertible notes.

Note 3 – Convertible Notes Payable

On various dates from August 31, 2015 through January 19, 2016, each as amended on March 10, 2016, the Company entered into seven unsecured promissory notes with three separate third party investors. Each note bears interest at 8.0% per annum and was to mature on the earlier of June 30, 2016 or the completion of an IPO of the Company’s securities.

Since the completion of the IPO occurred prior to June 30, 2016, these notes were to be automatically converted according to their terms into shares of the Company’s common stock at applicable conversion price upon the Company’s IPO to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, a portion of these notes was not converted at the time of the IPO and the remaining unconverted principal and accrued interest amounts of the effected notes will remain outstanding and will be converted into shares of our common stock at such time as the 4.99% limitation continues to be met. Until such time as the notes are converted into shares of common stock, the maturity date of the notes will automatically be extended and we will not be required to repay the notes or the accrued interest relating to the notes in cash.

The IPO was completed on May 31, 2016. On May 31, 2016, pursuant to the conversion feature of the foregoing notes and with restriction of the 4.99% beneficially owned condition limitation, discussed above, the Company issued 1,166,503 common shares in total, reducing convertible debt principal by $183,356 and accrued interest by $17,699. During the three months ended September 30, 2016, an additional 800,057 common shares were issued due to the number of common shares outstanding allowing for conversion of additional shares under the 4.99% beneficially owned condition limitation. This reduced the convertible debt principal by $133,988 and accrued interest by $6,742. The remaining convertible debt without consideration of accrued interest as of September 30, 2016, if converted on September 30, 2016, would result in an additional 1,928,899 common shares to be issued.

The convertible notes were analyzed for a beneficial conversion feature on various issuance dates, at which time it was concluded that a beneficial conversion feature did not exist.

The table below represents the shares that are convertible at September 30, 2016 relating to the principal amounts of these convertible notes payable and excludes any shares that are convertible relating to the associated accrued interest:

Issuance Date	September 30, 2016	December 31, 2015	Conversion Rate	Shares Convertible at September 30, 2016
August 31, 2015 (a)	$38,299	$125,000	$0.1299	294,832
September 3, 2015	125,000	125,000	0.1299	962,279
October 4, 2015(a)(c)	30,280	147,000	0.20	151,402
October 4, 2015(b)	–	3,000	0.20	–
October 28, 2015(b)	–	50,000	0.20	–
January 14, 2016(c)	21,577	–	0.20	107,886
January 19, 2016	82,500	–	0.20	412,500
Total	$297,656	$450,000		1,928,899

(a)	Debt partially converted on May 31, 2016 and on August 19, 2016.
(b)	Debt fully converted to common shares on May 31, 2016.
(c)	Debt partially converted on September 1, 2016.

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

Note 4 – Equity

On May 2, 2016, the Company amended and restated its certificate of incorporation to increase the number of shares authorized to 80,000,000 of which 5,000,000 shares of preferred stock are authorized and 75,000,000 shares of common stock are authorized.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. Our certificate of incorporation authorizes the board to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. As of September 30, 2016, there was no designated preferred stock.

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

In August 2015, the Company agreed to issue 4,600,000 shares of common stock to its director, officers and founders for subscriptions of $4,600 cash to be received. As of September 30, 2016, the Company had not collected the proceeds for $3,000 of the subscriptions.

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

Adoption of 2015 Stock Plan

On December 5, 2015, the Board of Directors of the Company approved the Company’s 2015 Stock Plan, which was amended on April 22, 2016. The expiration date of the plan is December 5, 2025 and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants under the plan is 2,500,000 shares. The awards under the 2015 Stock Plan can be in the form of stock options, stock awards or stock unit awards. The following is a summary of option activities for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	200,000	$0.20
Granted	460,000	5.83
Cancelled	(150,000)	0.20
Outstanding, September 30, 2016	510,000	$5.28	9.29	$275,500

Exercisable, September 30, 2016	50,000	$0.20	3.67	$275,500

During the nine months ended September 30, 2016, the Company granted an employee and its board of directors options, in the aggregate, to purchase 460,000 shares of the Company’s common stock with an exercise price ranging from $5.71 per share to $5.85 per share, a term of 10 years, and a vesting period of 3 to 4 years. The exercise price was based upon the closing price of the stock on the day of the grant. The options have an aggregated fair value of $1,725,052 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount of 1.30% (2) expected lives of 6 to 6.25 years, (3) expected volatility of 70.18% to 70.44%, and (4) zero expected dividends. During the nine months ended September 30, 2016, the Company recorded $51,251 in stock-based compensation in relation to these options. The Company entered into a separation agreement with its former Chief Financial Officer in October 2016 and as part of the agreement, options to purchase 150,000 shares of common stock issued to the former Chief Financial Officer were cancelled and the vesting was accelerated on the remaining options to purchase 50,000 shares of common stock.

Note 5 – Income Taxes

As of September 30, 2016, the Company had an operating loss carry forward of approximately $3,343,000 which expires commencing in 2035. The value of these carryforwards depends on the Company’s ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at September 30, 2016.

Note 6 – Commitments and Contingencies

MD Anderson – IntertechBio Agreement

On August 11, 2015, the Company acquired the rights and obligations under the Patent and Technology License Agreement entered into between IntertechBio and MD Anderson dated April 2, 2012. Pursuant to the agreement, IntertechBio obtained a royalty-bearing, worldwide, exclusive license to intellectual property including patent rights related to the Company’s drug product candidate, WP1122. Under the agreement, IntertechBio agreed to pay annual maintenance fee in the amount of $10,000 on the first anniversary of the effective date of the agreement, $20,000 on the second anniversary of the effective date of the agreement, $40,000 on the third anniversary of the effective date of the agreement, $60,000 on the fourth anniversary of the effective date of the agreement, $80,000 on the fifth anniversary of the effective date of the agreement and $100,000 on the sixth anniversary of the effective date of the agreement, except that such payments will no longer be due upon the first sale of a licensed product. Under the agreement, IntertechBio also agreed to make a minimum annual royalty payment in the amount of $200,000 for the first anniversary following the first sale of a licensed product, $400,000 for the second anniversary following the first sale of a licensed product, and $600,000 for the third year following the first sale of a licensed product. IntertechBio also agreed to make certain milestone payments. Pursuant to an amendment on October 19, 2015, the Company will pay milestone payments as follows:

Phase	Amount
Commencement of Phase II Study for a licensed product	$200,000
Commencement of Phase III Study for a licensed product	$250,000
Filing of a New Drug Application for a licensed product	$400,000
Receipt of market approval for a licensed product	$500,000

Per the October 2015 amendment to the agreement, MD Anderson has the right to terminate the license agreement if (i) a preclinical toxicology program for a licensed product is not initiated within one year of the effective date of the amendment (which has occurred), (ii) an investigational new drug application is not filed with the Food and Drug Administration for a Phase I study for a licensed product within three years of the effective date of the amendment, or (iii) a Phase I study for a licensed product is not commenced within five years of the effective date of the amendment. The agreement will expire upon the expiration of the licensed intellectual property. The rights obtained by the Company pursuant to the agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. All out-of-pocket expenses incurred by MD Anderson in filing, prosecuting and maintaining the licensed patents have been and shall continue to be assumed by the Company.

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

MD Anderson – Patent & Technology License Agreement

Upon the Company’s acquisition of Moleculin, LLC on May 2, 2016, we obtained a royalty-bearing, worldwide, exclusive license to intellectual property rights, including patent rights related to our WP1066 drug product candidate from MD Anderson through a Patent and Technology License Agreement Moleculin, LLC entered with MD Anderson on June 21, 2010 (the “Moleculin License Agreement”). Under the Moleculin License Agreement, Moleculin, LLC obtained the right to manufacture, have manufactured, use, import, offer to sell or sell products worldwide for any indication under the licensed intellectual property with the right to sublicense. In consideration, Moleculin, LLC agreed to make payments to MD Anderson including an up-front payment, milestone payments and minimum annual royalty payments for sales of products developed under the license agreement. Specifically, under the Moleculin License Agreement, Moleculin, LLC agreed to pay a nonrefundable upfront documentation fee and an annual maintenance fee in the amount of $20,000 on June 21, 2011, which has and shall increase in $10,000 increments on an annual basis thereafter up to a maximum of $100,000, except that such payments will no longer be due upon marketing approval in any country of a licensed product. Under the Moleculin License Agreement, Moleculin, LLC also agreed to make a minimum annual royalty payment to MD Anderson in the amount of $200,000 after the first sale of a licensed product.

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

On October 8, 2015, Moleculin, LLC entered into a letter agreement with MD Anderson for Moleculin, LLC’s past due fees to MD Anderson in the amount of $691,186 of which $300,000 had been paid prior to the letter agreement. Pursuant to the letter agreement, MD Anderson agreed to receive the remaining past due fee in three installments: a) $125,000 on October 31, 2015; b) $175,000 on January 31, 2016; and c) $91,186 on April 30, 2016. Moleculin, LLC paid $125,000 to MD Anderson on November 2, 2015.

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

Bonwick is also entitled to a success fee as set forth above if the Company completes a financing with parties introduced by Bonwick prior to the termination agreement or during the 6-month period following the termination of the agreement, which occurred on August 2, 2016. In connection with the Company’s IPO, Bonwick received a success fee of $646,872, warrants to purchase 107,802 shares of common stock at an exercise price of $7.50 per share, and $6,266 for reimbursement of expenses.

Houston Pharmaceuticals, Inc.

Our acquisition of Moleculin, LLC, occurring prior to our IPO offering, provided us with the rights of the license agreement that Moleculin, LLC had with MD Anderson covering the WP1066 Portfolio. As discussed in Note 2, we are obligated to make payments to HPI totaling $750,000 over a three-year period commencing after the IPO offering in exchange for HPI allowing us to access any data, information or know-how resulting from the research and development conducted by HPI. Pursuant to the HPI Out-Licensing Agreement, we have the right within three years of the date we enter into the agreement to buy-out from HPI all rights granted to HPI under the agreement for a payment of $1.0 million. Upon our exercise of the buy-out we will no longer be obligated to make any payments to HPI remaining from the $750,000 obligation discussed above. We will need to raise additional funds to make the buy-out payment. We cannot assure that such additional funding will be available on satisfactory terms, or at all.

Employment Agreement

On October 13, 2016, the Company and its Chief Executive Officer entered into an employment agreement, pursuant to which, during the period commencing June 1, 2016 and ending June 1, 2017, $12,500 per month of the compensation is deferred. The deferred compensation shall be payable in a lump sum on the earlier of the termination of the employment agreement or June 1, 2019. As of September 30, 2016, deferred compensation of $50,000 was included in long-term payable-related party.

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

Highlights

We are a preclinical and clinical-stage pharmaceutical development company organized as a Delaware corporation in July 2015 to focus on the development of anti-cancer drug candidates. We have three drug development projects. Our lead drug candidate is liposomal Annamycin, which is referred to as Annamycin, an anthracyline intended for the treatment of relapsed or refractory acute myeloid leukemia, or AML. Annamycin has been in clinical trials pursuant to an investigational new drug application, or IND, that had been filed with the U.S. Food and Drug Administration, or FDA. Due to a lack of development activity by a prior drug developer, this IND was terminated, however we intend to apply for a new IND based on the same data that supported the original IND, updated for subsequent clinical data, and to commence a clinical trial for Annamycin.

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

Overview

MBI was founded in 2015 in order to combine and consolidate the development efforts involving several anti-cancer technologies, some of which are based on license agreements with MD Anderson. This effort began with the acquisition of the Annamycin development project from AnnaMed, Inc., or AnnaMed, followed by the acquisition of the license rights to the WP1122 Portfolio from IntertechBio Corporation, or IntertechBio. Further, we created a co-development agreement with Houston Pharmaceuticals, Inc., or HPI, which culminated with the merger of Moleculin and MBI coincident with our initial public offering allowing us to gain control of the WP1066 Portfolio.

AnnaMed was formed in 2012 to take over the development of Annamycin from a prior drug development company, Callisto Pharmaceuticals, Inc., or Callisto. Callisto ceased development work on Annamycin leading to the termination of its IND by the FDA. In order to satisfy unmet license obligations, Callisto agreed to transfer all available Annamycin data to AnnaMed, which data we intend to now use to apply for a new IND.

IntertechBio was formed in 2009 to license and begin development on the WP1122 Portfolio. In August 2015, IntertechBio agreed to assign all license rights to us in exchange for 630,000 shares of our common stock.

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

Recent Business Developments

Accelerated Plan for Clinical Drug Production – The Company announced on October 7, 2016, that it had secured an agreement with Dermin Sp. Zo. O. (“Dermin”) to utilize Dermin’s supply of Annamycin for its upcoming clinical trial, substantially reducing the expenditures required of Moleculin for drug product and shortening the time required to produce clinical supplies. The Company believes that this is an important agreement and key milestone to be reached and that it reduces the potential for drug production to negatively impact its clinical timeline. With this agreement in place, the Company’s drug product expense for upcoming clinical trials should be below previous estimates.

Moleculin previously licensed Annamycin to Dermin within a limited region in Europe, enabling Dermin to deploy Polish grant funds toward producing Annamycin. The agreement reached between the two companies allows Moleculin to utilize this Annamycin in its upcoming clinical trials rather than having to produce new Annamycin for its own use. The Company believes Dermin benefits from a data sharing arrangement giving it access to Moleculin’s clinical data on a faster timeline than it would be able develop on its own.

Updated Plan for Clinical Trials for Annamycin – On October 20, 2016, the Company announced in a conference call that it had identified some significantly positive findings from its detailed review of the last clinical trial for Annamycin by a prior developer, which has given rise to a modification of its own clinical development plan.

As the Company previously disclosed, a prior developer had conducted a clinical trial with Annamycin, but then subsequently failed to maintain their IND with the FDA. The Company had previously indicated that its plan was to conduct a detailed review of the clinical results generated by that prior developer. The Company would then use those results to reestablish an IND in order to continue clinical trials of Annamycin. However, the Company announced recently that, in the course of its review, it identified that Annamycin may have greater potential for efficacy than the Company originally believed, based on an unexpected potential opportunity to increase the drug’s Maximum Tolerable Dose (“MTD”).

In particular, the Dose Limiting Toxicities (“DLTs”) reported in that previous trial that led to the establishment of the current MTD of 150 mg/m2 were all from patients who had an unusually high number of first-line induction therapy failures prior to being treated with Annamycin. Specifically, of the three patients in the last clinical trial who experienced these DLTs, one of them had failed nineteen prior induction therapy attempts, another had failed sixteen and the other had failed fifteen before being enrolled in the trial. The Company has concluded from its review of this data that, if the heavily treated patients are excluded from the data set, the MTD could have been closer to 250 mg/m2, substantially higher than the level that was actually set by this previous trial.

The Company views this as an encouraging development because it means it may have an opportunity to increase the MTD for its next trial from 150 mg/m2 to 200 or even 250 mg/m2. If that turns out to be the case, the Company believes it could increase the chance for positive outcomes in its next trial.

With the discovery that the Company may be able to increase its MTD, the Company determined to adjust its clinical strategy by adding in a Phase I arm to its next Phase II trial, which will add some expense to its development effort. However, the Company believes the money saved by utilizing the Dermin drug inventory (discussed above) will offset this added expense. The Company believes this change in strategy will add several months to the eventual final approval of the drug, however, the Company believes that it remains on track to generate useful Phase II data by the second half of next year.

FDA Guidance Regarding Annamycin IND – On November 17, 2016, the Company announced it had received verbal positive guidance from the FDA regarding its planned IND submission indicating that the Company may incorporate by reference the IND established by a prior developer. The Company has indicated in previous disclosures that it expected to begin its next clinical trial by the first half of 2017, however this development may reduce that time frame by several months. The Company has submitted a pre-IND briefing document to the FDA along with key questions regarding its clinical development plan and a request for a meeting, if the FDA deems it necessary. The FDA recently indicated in writing that it intends to provide written responses to the Company by December 6, 2016 and that it does not believe a live meeting is necessary. Once those written responses are received, the Company will adjust its final IND submission document accordingly and submit for final FDA review. IND submissions are normally reviewed within 30 days of filing.

Update on WP1066 - A clinician at MD Anderson has advised the Company that she is proceeding with a physician-sponsored IND for WP1066 treatment of brain tumors. The Company is not participating nor has influence on this IND process. The clinician has submitted an IND to the FDA and has indicated that this IND is on hold until documentation of Good Manufacturing Process or GMP production of WP1066 can be presented to the FDA.

Advancement of Preclinical Testing for Brain Tumors with WP1122 – On October 25, 2016, the Company announced promising initial results of the preclinical toxicology work on WP1122, the Company’s unique inhibitor of glucose metabolism, which is an important driver of glycolytic brain tumor progression and survival. The Company views this as an important step toward future clinical trials for WP1122. A similar chemical structure to that which turns morphine into heroine has been used to allow WP1122 to successfully enter the brain and increase circulation time. The Company indicated that preliminary escalating single dose toxicity testing in mice (oral administration) was successfully completed and even at the highest possible dose, no toxic death was observed. In multiple therapeutic doses, WP1122 was well tolerated during intense twice-daily oral dosing.

The Company believes moving forward with preclinical toxicology is the key to its ability to generate proof of concept in humans. The Company had previously announced the presentation of promising preclinical data in July 2016, supporting the potential for using WP1122 as a treatment for glioblastoma.

Appointment of New Chief Financial Officer - On August 22, 2016, the Company announced the appointment, effective August 19, 2016, of Jonathan P. Foster as Executive Vice President and Chief Financial Officer. Effective on August 19, 2016, Mr. Foster assumed the duties of CFO from Louis Ploth, Jr., who had come out of retirement in 2015 to help guide the new company through its initial public offering.

Mr. Foster joined Moleculin from InfuSystem Holdings, Inc., an NYSE MKT listed company and a leading national provider of infusion pumps and related services to the healthcare industry in the United States and Canada, primarily related to the treatment of cancer, where he served as Executive Vice President and Chief Financial Officer, since 2012. He brings more than 30 years of financial experience holding a variety of executive and senior financial positions with public, private, and start-up to large corporate and international companies.

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

The Company is in the process of obtaining input from third-parties of its tangible and intangible assets and other information necessary to measure the fair value of the assets acquired and liabilities assumed and their resulting allocation; thus the provisional measurements of current assets, property and equipment, intangibles, and liabilities assumed are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

Results of Operations –

The Company was formed on July 28, 2015; therefore the financial information for 2015 is not comparable to the financial results of the three and nine months ended September 30, 2016. The following table sets forth, for the periods indicated, data derived from our statement of operations:

	Three Months Ended September 30,	From Inception through September 30	Nine Months Ended September 30,	From Inception through September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$	$-	$	$-

Operating expenses:
Research and development	496,659	38,409	616,498	38,409
General and administrative	924,041	184,344	1,847,613	184,344
Depreciation	977	-	1,629	-

Total operating expense	1,421,677	222,753	2,465,740	222,753

Loss from operations	(1,421,677)	(222,753)	(2,465,740)	(222,753)

Other expense:
Interest expense	(10,402)	(1,562)	(37,307)	(1,562)

Net loss	$(1,432,079)	$(224,315)	$(2,503,047)	$(224,315)

Three Months Ended September 30, 2016 compared to three months ended September 30, 2015

Research and Development Expense. Research and development expense was $496,659 and $38,409 for the three months ended September 30, 2016 and 2015, respectively. The increase of approximately $458,000 mainly represents accrued license fees to MD Anderson for approximately $40,000, $37,500 for research performed by HPI, and approximately $228,000 related to MD Anderson sponsored research. We expect to incur increased research and development costs in the future as our product development activities expand.

General and Administrative Expense. General and administrative expense was $924,041 and $184,344 for the three months ended September 30, 2016 and 2015, respectively. The expense increase of approximately $740,000 was mainly attributable to additional payroll and related expenses of approximately $459,000 related to a full three months of our Chief Financial Officer’s, Chief Operating Officer’s and Chief Executive Officer’s salaries and compensation for our Board of Directors. Also, included in this quarter’s expense was $118,000 related to the severance of the former Chief Financial Officer. The Company also incurred approximately $289,000 of expenses related to investor relations, audit and accounting, and insurance costs.

Interest Expense. Interest expense included expense accrued on our convertible promissory notes issued in 2015 and 2016 bearing interest at the rate of 8% per annum.

Net Loss. The net loss for the three months ended September 30, 2016 was $1,432,079 which included non-cash expenses of $48,420 ($977 for depreciation and $47,443 for stock based compensation) and a one-time expense of $118,000 related to the severance of the former Chief Financial Officer. This loss for the period is a significant increase from the loss for the three months ended September 30, 2015 of $224,315 as the Company had, at that time, just begun operations.

Nine Months Ended September 30, 2016 compared to the period from inception through September 30, 2015

Research and Development Expense. Research and development expense was $616,498 and $38,409 for the nine months ended September 30, 2016 and for the period from inception to September 30, 2015, respectively. The increase of approximately $578,000 mainly represents accrued license fees to MD Anderson for approximately $92,000, $37,500 for research performed by HPI, and approximately $228,000 related to MD Anderson sponsored research. We expect to incur increased research and development costs in the future as our product development activities expand.

General and Administrative Expense. General and administrative expense was $1,847,613 and $184,344 for the nine months ended September 30, 2016 and for the period from inception to September 30, 2015, respectively. The expense increase of approximately $1,663,000 was mainly attributable to additional payroll and related expenses of approximately $551,000 related to compensation of our Chief Financial Officer’s, Chief Operating Officer’s and Chief Executive Officer’s salaries and compensation for our Board of Directors in during the third quarter of 2016. The Company also incurred approximately $951,000 of expenses related to investor relations, legal, audit and accounting, and insurance costs.

Interest Expense. Interest expense included expense accrued on our convertible promissory notes issued in 2015 and 2016 bearing interest at the rate of 8% per annum.

Net Loss. The net loss for the nine months ended September 30, 2016 was $2,503,047 which included non-cash expenses of $210,568 ($1,629 for depreciation and $208,939 for stock based compensation and other stock based expenses) and a one-time expense of $118,000 related to the severance of the former Chief Financial Officer. This loss for the period is a significant increase from the loss for the period from inception to September 30, 2015 of $224,315 as the Company had, at that time, just begun operations.

Liquidity and Capital Resources

As of September 30, 2016, we had $6,183,783 in cash. During the period from January 1, 2016 through May 2, 2016, we sold 234,296 of common stock for $702,888. On May 31, 2016, we completed our initial public offering, pursuant to which we sold 1,540,026 shares of our common stock at $6.00 per share for net proceeds of $8,464,183 after deducting underwriting discounts and commissions and direct offering expenses payable by us. We believe that our existing cash and cash equivalents as of September 30, 2016 will be sufficient to fund our planned operations to the end of the third quarter of 2017, which includes our revised clinical trial plan for Annamycin.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations, which may cause dilution to our existing stockholders.

The following table sets forth the primary sources and uses of cash for the period indicated:

For the Nine Months Ended September 30, 2016
(Unaudited)
Net cash used in operating activities	$(2,596,647)
Net cash used in investing activities	(109,793)
Net cash provided by financing activities	8,862,132
Net increase in cash and cash equivalents	$6,155,692

Cash used in operating activities

Net cash used in operating activities was $2,596,647 for the nine months ended September 30, 2016 and mainly included payments made for payroll, travel, insurance and professional fees to our consultants, attorneys and accountants for services related to our becoming a publicly traded company and related filing fees, along with payments made to MD Anderson for license and maintenance fees. Additionally, prepayments were made for directors and officers insurance.

Cash used in investing activities

Net cash used in investing activities was $109,793 for the nine months ended September 30, 2016 and primarily represents the cash paid to acquire Moleculin, LLC.

Cash provided by financing activities

Net cash provided by financing activities was $8,862,132 for the nine months ended September 30, 2016. We received $8,464,183 net proceeds from our IPO stock issuance, $702,888 from issuance of common shares at $3 per share, and $165,000 from issuance of convertible notes. Net cash used in financing activities included approximately $470,000 for payments of notes payable.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial and accounting officer), we conducted an evaluation of the effectiveness, as of September 30, 2016, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We continue to improve certain controls over the Company's financial reporting, although limitations of available funds and headcount make improvements difficult. Our initiatives include adding headcount to assist with financial reporting, improvement in the segregation of duties, and the continued use of outside counsel to aid in the processing and review of agreements and ensuring proper disclosures are being made. However, even with these improvements one or more material weaknesses or significant deficiencies could be present and result in errors in our financial statements.

Changes in Internal Control over Financial Reporting. In preparing this report, management determined that a material weakness existed in its internal control over financial reporting, specifically over accounting for business combinations, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has engaged an outside firm to assist with such accounting.

On November 14, 2016, our Audit Committee, after discussion with management and our independent registered public accountants, determined that our unaudited consolidated financial statements for the quarter ended June 30, 2016, as reported in our Quarterly Report on Form 10-Q filed on August 15, 2016 should no longer be relied upon due to an error identified therein, and that a restatement of these financial statements is required. We identified certain non-cash errors due to an error in the accounting for the business combination of Moleculin, LLC. We have filed a Form 10-Q/A for the quarter ended June 30, 2016 reflecting such corrections in errors.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in our prospectus filed pursuant to Rule 424(b)(4) on May 3, 2016 with the SEC, which are incorporated herein by reference. The risks described in the prospectus are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as updated below, there have been no material changes from the risk factors previously disclosed in our reports as filed with the SEC. The risk factors below supersede, in its entirety, the risk factors set forth in Item 1A in our Quarterly Report on form 10-Q for the second quarter of 2016.

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

As a result of the accounting for our acquisition of Moleculin, LLC and the agreement we entered into with Houston Pharmaceuticals, Inc., we have carried on our balance sheet within intangible assets in-process research and development (“IPR&D”) of $11,128,790 as of September 30, 2016. Intangibles are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively our company taken as a whole, might exceed its fair value. We have retained a third party valuation firm to provide us with an initial valuation of these intangible assets; and we expect to receive their final report during the fourth quarter of 2016.

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

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our disclosure controls and procedures were, and continue to be, ineffective as of June 30, 2016, and identified a material weakness in our internal controls over the accounting and reporting for acquisitions. While management is working to remediate the material weakness, there is no assurance that the changes will remediate the identified material weakness or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  On various dates from August 31, 2015 through January 19, 2016, each as amended on March 10, 2016, we issued certain 8% unsecured promissory notes in aggregate principal amount of $615,000 to certain accredited investors. Upon the completion of the IPO, these notes provided that they be automatically converted into shares of our common stock at their applicable conversion prices, which were $0.1299 with respect to $250,000 in notes and $0.20 per share with respect to the remaining $365,000, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, the remaining principal and accrued interest amounts of the effected notes will remain outstanding and will be converted into shares of our common stock at such time as the 4.99% limitation continues to be met. The IPO was completed on May 31, 2016. On May 31, 2016, pursuant to the conversion feature of the foregoing notes and with restriction of the 4.99% beneficially owned condition limitation, we issued 1,166,503 common shares in total, reducing convertible debt principal by $183,356 and accrued interest by $17,699. During the three months ended September 30, 2016, an additional 800,057 common shares were issued due to the number of common shares outstanding allowing for conversion of additional shares under the 4.99% beneficially owned condition limitation. This reduced the convertible debt principal by $133,988 and accrued interest by $6,742. The remaining convertible debt without consideration of accrued interest as of September 30, 2016, if converted on September 30, 2016, would result in an additional 1,928,899 common shares to be issued. See Note 3 of our financial statements for more information regarding the issuance of the notes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Title of Document

10.1	Employment Agreement between Moleculin Biotech, Inc. and Jonathan P. Foster dated August 19, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed August 25, 2016)**
10.2	Executive Employment Agreement between Moleculin Biotech, Inc. and Walter Klemp dated October 13, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 13, 2016)**
10.3	General Release and Separation Agreement between Moleculin Biotech, Inc. and Louis Ploth dated October 7, 2016 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed October 13, 2016)**
10.4*	Development Collaboration Agreement between Moleculin Biotech, Inc. and Dermin Sp. Z o. o. dated September 30, 2016
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Exhibit is a management contract or compensatory plan or arrangement.

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
Chairman and Chief Executive Officer

Date: November 21, 2016	By:	/s/ Jonathan P. Foster
Jonathan P. Foster
Executive VP & Chief Financial Officer (Principal Financial and Accounting Officer)

