Form 10-Q
period 2017-06-30
Moleculin Biotech, Inc.
filed 2017-08-11
CIK 1659617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had 20,261,904 shares of common stock outstanding at August 1, 2017.

Moleculin Biotech, Inc.

Form 10-Q

For the quarterly period ended June 30, 2017

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

Moleculin Biotech, Inc.

Balance Sheets

(in thousands except for par and share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,272	$5,007
Prepaid expenses	809	215
Total current assets	10,081	5,222

Furniture and equipment, net of accumulated depreciation of $14 and $6, respectively	20	23
Intangible assets	11,148	11,148
Total assets	$21,249	$16,393

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$645	$1,069
Convertible notes payable	—	276
Warranty liability – current portion	1,185	—

Total current liabilities	1,830	1,345

Warrant liability	—	—
Long-term deferred compensation – related party	150	88
Total liabilities	1,980	1,433

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 20,164,854 issued outstanding at June 30, 2017 and 12,164,852 issued and outstanding at December 31, 2016	21	12
Additional paid-in capital	27,711	19,623
Warrant receivable	(34)	-
Accumulated deficit	(8,429)	(4,675)

Total stockholders’ equity	19,269	14,960

Total liabilities and stockholders’ equity	$21,249	$16,393

See accompanying notes to the financial statements.

Moleculin Biotech, Inc.

Statements of Operations

(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	515	105	1,199	120
General and administrative	800	618	1,649	923
Depreciation	5	1	8	1
Total operating expenses	1,320	724	2,856	1,044

Loss from operations	(1,320)	(724)	(2,856)	(1,044)

Other income (expense):
Loss from change in fair value of warrant liability	(3,342)	—	(2,283)	—
Gain from settlement of liability	—	—	149	—
Gain from expiration of warrants	1,238	—	1,238	—
Other expense	—	—	(1)	—
Interest expense	—	(15)	(1)	(27)

Net loss	$(3,424)	$(739)	$(3,754)	$(1,071)

Net loss per common share – basic and diluted	$(0.19)	$(0.08)	$(0.23)	$(0.14)
Weighted average common shares outstanding – basic and diluted	17,863,707	8,875,173	16,137,312	7,796,782

See accompanying notes to the financial statements.

Moleculin Biotech, Inc.

Statements of Cash Flows

(Unaudited)

 (in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(3,754)	$(1,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	1
Stock-based compensation	219	162
Deferred CEO compensation	63	—
Change in fair value of warrant liability	2,283	—
Gain in settlement of liability	(149)	—
Gain from expiration of warrants	(1,238)	—
Changes in operating assets and liabilities:
Prepaid expenses	(595)	(315)
Accounts payable and accrued expenses	(160)	(422)
Net Cash Used in Operating Activities	(3,323)	(1,645)
Cash Flows from Investing Activities:
Purchase of fixed assets	(4)	—
Net Cash Used in Investing Activities	(4)	—
Cash Flows from Financing Activities:
Proceeds from notes payable	—	165
Payments on note payable	—	(470)
Proceeds from exercise of warrants	3,132
Proceeds from sale of common stock units, net of cash stock issuance costs	4,460	9,167
Net Cash Provided by Financing Activities	7,592	8.862
Net change in cash and cash equivalents	4,265	7,217
Cash and cash equivalents, at beginning of period	5,007	28
Cash and cash equivalents, at end of period	$9,272	$7,245
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$48
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$302	$201
Common stock issued for services provided	$89	$—
Assumption of accounts payable related to acquisition of Moleculin, LLC	$—	$100
Common stock issued to acquire Moleculin, LLC	$—	$9,774
Warrants exercised – not yet paid	$34	$—

See accompanying notes to the financial statements.

Moleculin Biotech, Inc.

Statements of Stockholders’ Equity

(Unaudited)

 (in thousands except for shares and per unit)

	Common Stock
	Number	Amount	Additional Paid-In-Capital	Warrant Receivable	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2016	12,164,852	$12	$19,623	$ —	$(4,675)	$14,960

Issued for cash – sale of units at $1.35 per unit, net of stock issuance costs of $550	3,710,000	4	313	—	—	317
Warrants exercised	2,200,195	3	7,166	(34)		7,135
Stock based compensation		—	220	—	—	220
Issued for convertible debt	2,010,640	2	300	—	—	302
Issued for settlement of service	79,167	—	89	—	—	89
Net loss		—	—	—	(3,754)	(3,754)
Balance at June 30, 2017	20,164,854	$21	$27,711	$(34)	$(8,429)	$19,269

See accompanying notes to the financial statements.

Moleculin Biotech, Inc.

Notes to the Financial Statements

(Unaudited)

1.	Nature of Business and Liquidity

The terms “MBI” or the “Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a preclinical pharmaceutical company organized as a Delaware corporation in July 2015 to focus on the development of anti-cancer drug candidates, some of which are based on license agreements with The University of Texas System on behalf of the M.D. Anderson Cancer Center, which we refer to as MD Anderson.

Our lead drug candidate is liposomal Annamycin, which we refer to as Annamycin, an anthracycline being studied for the treatment of relapsed or refractory acute myeloid leukemia, or AML. In August 2015, the Company entered into a rights transfer agreement with AnnaMed, Inc. (“AnnaMed”), a company affiliated with certain members of the Company’s management and board of directors, pursuant to which, in exchange for 1,431,000 shares of the Company’s common stock, AnnaMed agreed to transfer to MBI any and all data it had regarding the development of Annamycin and the Annamycin investigative new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”), including all trade secrets, know-how, confidential information and other intellectual property rights held by AnnaMed. Annamycin had been in clinical trials pursuant to an IND that had been filed with the FDA. This IND was terminated due to a lack of activity by a prior drug developer. However, in the course of our review of that data, we identified that Annamycin may have greater potential for efficacy than we originally believed, based on an unexpected potential opportunity to increase the drug’s Maximum Tolerable Dose (“MTD”). We determined to adjust our clinical strategy by adding in a Phase I arm to our next Phase II trial.

Because the prior developer of Annamycin allowed their IND to lapse, we are required to submit a new IND for continued clinical trials with Annamycin. We filed our IND application, with the clinical strategy of increasing the MTD mentioned above, for Annamycin on February 10, 2017. In subsequent discussions with us, the FDA requested certain revisions to the protocol, additional information, and additional data related to Chemistry, Manufacturing and Controls (“CMC”). We have the additional information, have made the requested revisions to the protocol, and we are working on developing the CMC data. In the interim, we have withdrawn the IND application in order to resubmit it when the requested data are available. We believe that resubmission of the IND application will occur in time for the IND to go into effect by the end of September 2017, and we may begin clinical trials. This will mean the IRB (“Institutional Review Board”) approvals and site initiations of various clinical sites participating in our Phase I/II clinical trial of Annamycin should occur later in the second half of 2017.

The Annamycin drug substance is no longer covered by any existing patent protection. On July 18, 2017, the Company announced that it had signed a new technology license agreement with MD Anderson Cancer Center based on new patent applications that the Company intends to file relating to Annamycin. These patent applications are related to the formulation, synthetic process and reconstitution related to our Annamycin drug product candidate, although there is no assurance that we will be successful in obtaining such patent protection.

On March 21, 2017, we received notice that FDA had granted us Orphan Drug designation for Annamycin for the treatment of AML, Orphan Drug status could entitle us to market exclusivity of up to 7 and 10 years from the date of approval of a New Drug Application (“NDA”) or Marketing Authorization Application (“MAA”), in the US and the European Union (“EU”), respectively. Separately, the FDA may also grant market exclusivity of up to 5 years for newly approved new chemical entities (of which Annamycin would be one), but there can be no assurance that such exclusivity will be granted.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information - The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2016 and for the period from July 28, 2015 (inception) to December 31, 2015 and notes thereto contained in the Form 10-K filed with the SEC on April 3, 2017.

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

Going Concern - These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of June 30, 2017, the Company has incurred an accumulated deficit of $8.4 million since inception, and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of June 30, 2017 is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

Fair Value of Financial Instruments – Our financial instruments consist primarily of account payables, accrued expenses, and a warrant liability. The carrying amount of accounts payables and accrued expenses approximates their fair value because of the short-term maturity of such.

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

Assets and liabilities recorded in the balance sheets at fair value are categorized based on a hierarchy of inputs as follows:

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the fair value of our warrant liability discussed in Note 4. The fair value of this warrant liability is included in current liabilities on the accompanying financial statements as of June 30, 2017, as warrants are currently being exercised.

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at June 30:

In thousands

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Fair value of warrant liability:
2017	$1,185	$-	$-	$1,185

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the quarter ended June 30, 2017:

In thousands

	Warrant Liability – Current	Warrant Liability – Long-Term	Warrant Liability – Total

Balance, March 31, 2017	$1,238	$1,846	$3,084
Reclass of liability from long-term to current	1,846	(1,846)	—
Change in fair value	3,342	—	3,342
Expiration of warrants	(1,238)	—	(1,238)
Transfer in and out (exercise of warrants)	(4,003)	—	(4,003)

Balance, June 30, 2017	$1,185	$—	$1,185

The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the six months ended June 30, 2017:

In thousands

	Warrant Liability – Current	Warrant Liability – Long-Term	Warrant Liability – Total

Balance, beginning of period December 31, 2016	$—	$—	$—
Issuances of warrants	2,453	1,690	4,143
Reclass of liability from long-term to current	1,846	(1,846)	—
Change in fair value	2,378	(59)	2,319
Transfers in and out (exercise of warrants)	(4,253)	215	(4,038)
Expiration of warrants	(1,238)	—	(1,238)

Balance, end of period June 30, 2017	$1,185	$—	$1,185

The above table of Level 3 liabilities begins with the initial valuation given the issuances occurred in the first quarter of 2017 and adjusts the balances for changes that occurred during the current quarter. The ending balance of the Level 3 financial instrument presented above represent our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months and six months ended June 30, 2017, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included options to purchase 530,000 common shares and warrants to purchase 948,011 common shares as inclusion of these securities would have been anti-dilutive.

Reclassifications – A reclassification was made to the December 31, 2016 financial statements to conform to the 2017 presentation. Such reclassification did not affect net loss as previously reported. Historically, accrued interest associated with “convertible notes payable’ was included in the line item “accounts payable and accrued expense”. Management believes that these costs are best shown included in the amounts shown for “convertible notes payable” and, as such, a reclassification was made to the balance sheet for the year ended December 31, 2016 by reducing “accounts payable and accrued expenses” and increasing “convertible notes payable” by $0.02 million.

Research and Development Costs - Research and development costs are expensed as incurred.

Subsequent Events - The Company’s management reviewed all material events through the date these financial statements were issued for subsequent events disclosure consideration and has noted events in Note 8 below.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter; early adoption is permitted. This disclosure is effective within these financial statements for the year ended December 31, 2016 and thereafter. Such disclosure did not impact the financial statements.

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

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805)," which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in this update also narrow the definition of the term "output" so that the term is consistent with how outputs are described in Topic 606. Public business entities are required to apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. Early application is permitted. The Company will evaluate the effect of the update at the time of any future acquisition or disposal.

In May 2017, the FASB issued ASU 2017-09 "Compensation—Stock Compensation (Topic 718)." This update clarifies the existing definition of the term "modification," which is currently defined as "a change in any of the terms or conditions of a share-based payment award." The update requires entities to account for modifications of share-based payment awards unless the (1) fair value, (2) vesting conditions and (3) classification as an equity instrument or a liability instrument of the modified award are the same as of the original award before modification. Public business entities are required to adopt the amendments in this update for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt the update when it becomes effective. The Company is in the process of determining the impact, if any, this adoption will have on its financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3.	Convertible Notes Payable

On various dates from August 31, 2015 through January 19, 2016, each as amended on March 10, 2016, the Company entered into seven unsecured promissory notes with three separate third party investors. Each note bore interest at 8.0% per annum and was to mature on the earlier of June 30, 2016 or the completion of an IPO of the Company’s securities.

 Since the completion of the IPO occurred prior to June 30, 2016, these notes were to be automatically converted according to their terms into shares of the Company’s common stock at applicable conversion price upon the Company’s IPO to the extent and provided that no holder of these notes was permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, a portion of these notes was not converted at the time of the IPO and the remaining unconverted principal and accrued interest amounts of the effected notes remained outstanding and was converted into shares of our common stock at such time as the 4.99% limitation was met. Until such time as the notes were converted into shares of common stock, the maturity date of the notes was automatically extended and we were not be required to repay the notes or the accrued interest relating to the notes in cash.

The IPO was completed on May 31, 2016. On May 31, 2016, pursuant to the conversion feature of the foregoing notes and with restriction of the 4.99% beneficially owned condition limitation, discussed above, the Company issued 1,166,503 common shares in total, reducing convertible debt principal by $0.18 million and accrued interest by $0.02 million. Subsequent to these transactions and through June 30, 2017, an additional 2,920,738 common shares were issued due to the number of common shares outstanding allowing for conversion of additional shares under the 4.99% beneficially owned condition limitation. This reduced the convertible debt principal by $0.3 million and accrued interest by $0.03 million.

On June 22, 2017, pursuant to the conversion feature of the foregoing notes and with restriction of the 4.99% beneficially owned condition limitation discussed above, the Company issued 804,098 common shares in total, which effectively converted all remaining outstanding convertible debt and accrued interest outstanding as of that date. This conversion converted the remaining amount of debt and accrued interest at June 22, 2017 of $0.1 million.

4.	Warrant Liability

On February 9, 2017, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the several underwriters identified therein (collectively, the “Underwriters”), pursuant to which we sold in a registered public offering (the “Offering”), 3,710,000 units, priced at a public offering price of $1.35 per unit (the closing price that day was $1.50), with each unit consisting of: (i) one share of common stock, (ii) a five-year Series A warrant to purchase 0.50 of a share of common stock, (iii) a 90-day Series B warrant to purchase one share of common stock, and (iv) a five-year Series C warrant to purchase 0.50 of a share of common stock. The Series C warrants in a unit could only be exercised to the extent and in proportion to a holder of the Series C warrants exercising its Series B warrants included in the unit. The Series A and Series C warrant have an exercise price of $1.50 per share of common stock. The Series B warrant had an exercise price of $1.35 per share of common stock.

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

The basis of value is fair value, which is defined pursuant to Accounting Standards Codification (“ASC”) 820 to be “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company estimated the fair value of the Warrants under ASC 820 as of February 14, 2017 for financial reporting purposes. We used the Black-Scholes option pricing model (“BSM”) to determine the fair value of the Series A and Series B Warrants and a Monte Carlo simulation (“MCM”) with regard to the Series C Warrants in consideration of path dependent vesting terms of the contract. Both the BSM and MCM models are acceptable in accordance with GAAP. The BSM requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant. The MCM simulates the Company’s common stock price from the valuation date through the Series B Warrant and the unvested Series C Warrant expiration dates using Geometric Browman Motion on a risk-neutral basis – thereby impacting the likelihood that the Series B Warrants would have been exercised and, subsequently, the Series C Warrants would then vest. As disclosed, all Series B and unvested Series C warrants expired on May 15, 2017.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the Warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date.

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the Warrants. Where appropriate, we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2016-2017.

The assumptions used in the BSM and MCM models for the Warrants are as follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Risk-free interest rate	0.54%-1.96%	-
Volatility	80.00%-160.11%	-
Expected life (years)	0.25-5.0	-
Dividend yield	0.00%	-

A summary of our Warrant activity and related information follows:

Description	Number of Shares Under Warrant	Range of Warrant Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at January 1, 2017	—	—	—	—
Granted	8,235,923	$1.35-$1.50	$1.43	1.6
Exercised	(2,200,195)	-	$1.46	-
Expired	(5,087,717)	-	$1.40	-
Balance at June 30, 2017	948,011	-	$1.46	4.63
Vested and Exercisable at June 30, 2017	948,011	$1.35-$1.50	$1.46	4.63

Warrant Activity During 2017:

On February 14, 2017, 8,235,923 Warrants were granted, as discussed above.

On March 24, 2017, 596,300 Series B Warrants were exercised for an equivalent amount of common shares which vested 298,150 Series C Warrants.

On March 31, 2017, the Warrants were revalued with a fair value determination of $3.08 million which included a fair value adjustment of $1.06 million which was included as a gain from the change in fair value of warrant liability in “Other Income” in the accompanying financial statements.

On May 15, 2017, approximately 3.4 million and 1.7 million Series B and Series C Warrants, respectively, expired, which reduced our warrant liability by $1.24 million in the accompanying financial statements.

On June 28, 2017, 1,295,995 Series A Warrants were exercised. On the same date, 295,650 Series C Warrants were exercised.

On June 30, 2017, 12,250 Series A Warrants were exercised.

On June 30, 2017, the Warrants were revalued with a fair value determination of $1.2 million which included a fair value adjustment of $3.34 million which was included as loss from the change in fair value of warrant liability in “Other income (expense)” in the accompanying financial statements.

Series B and Series C Warrants

The Series B Warrants and the unvested Series C Warrants expired May 15, 2017. Therefore, the associated warranty liability of $1.24 million was extinguished on May 15, 2017 as no other Series B Warrants were exercised prior to that date.

5.	Equity

On May 2, 2016, the Company amended and restated its certificate of incorporation to increase the number of shares authorized to 80,000,000 of which 5,000,000 shares of preferred stock are authorized and 75,000,000 shares of common stock are authorized.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. Our certificate of incorporation authorizes the board to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. As of June 30, 2017, there was no issued preferred stock.

Common Stock

On January 13, 2017, the Company agreed to issue 79,167 shares of common stock to a consultant in full settlement for prior services rendered to the Company. Settlement occurred February 21, 2017 with the issuance of the shares, resulting in a gain on settlement of $0.15 million recorded in gain in settlement of liability on the Statement of Operations. The obligation of $0.24 million had been recorded by the Company in accounts payable and accrued expenses as of December 31, 2016.

On February 14, 2017, the Company completed a public offering and sold 3,923,923 shares of the Company’s common stock. The offering price per unit was $1.35. The Company received net cash proceeds of $4.5 million after deducting underwriting discounts, commissions and direct offering expenses payable by us. See Note 4 above regarding Warrant issuance related to our February public offering.

Adoption of 2015 Stock Plan

On December 5, 2015, the Board of Directors of the Company approved the Company’s 2015 Stock Plan, which was amended on April 22, 2016. The expiration date of the plan is December 5, 2025 and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants under the plan is 2,500,000 shares. The awards under the 2015 Stock Plan can be in the form of stock options, stock awards or stock unit awards. The following is a summary of option activities for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	510,000	$3.40	$5.28	9.29	$48,500

Granted	20,000	$1.76	$2.31
Outstanding, June 30, 2017	530,000	$3.33	$5.17	8.57	$83,500
Exercisable, June 30, 2017	50,000	$0.14	$0.20	2.92	$83,500

In January 2017, the Company granted members of its science advisory board options in the aggregate to purchase 20,000 shares of the Company’s common stock with an exercise price of $2.31 per share, a term of 10 years, and a vesting period of 4 years. The exercise price was based upon the closing price of the stock on the day of the grant. The options have an aggregated fair value of $35,196 that was calculated using the Black-Scholes option-pricing model.

Variables used in the Black-Scholes option-pricing model include ranges of: (1) discount of 1.30%-2.24%, (2) expected lives of 6 to 6.25 years, (3) expected volatility of 70.18% to 89.11%, and (4) zero expected dividends. The Company, due to the limited number of participants in the plan and their positions within the Company, uses a 0% estimated forfeiture rate. For the six months ended June 30, 2017, the Company recorded $0.2 million in stock-based compensation in relation to the options. As of June 30, 2017, there was $1.3 million of unrecognized compensation cost, net of estimated forfeitures, related to the Company’s non-vested equity awards, which is expected to be recognized over a weighted average period of 3.04 years.

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

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2017 as a result of the losses recorded during the six months ended June 30, 2017 and the additional losses expected for the remainder of 2017 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2017, we maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the six months ended June 30, 2017 and 2016. The effective tax rate for the six months ended June 30, 2017 and 2016 was 0%. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

MD Anderson – Patent & Technology License Agreement

Upon the Company’s acquisition of Moleculin, LLC on May 2, 2016, we obtained a royalty-bearing, worldwide, exclusive license to intellectual property rights, including patent rights related to our WP1066 drug product candidate from MD Anderson through a Patent and Technology License Agreement Moleculin, LLC entered with MD Anderson on June 21, 2010, (the “Moleculin License Agreement”). Under the Moleculin License Agreement, Moleculin, LLC obtained the right to manufacture, have manufactured, use, import, offer to sell or sell products worldwide for any indication under the licensed intellectual property with the right to sublicense. In consideration, Moleculin, LLC agreed to make payments to MD Anderson including an up-front payment, milestone payments and minimum annual royalty payments for sales of products developed under the license agreement. Specifically, under the Moleculin License Agreement, Moleculin, LLC agreed to pay a nonrefundable upfront documentation fee and an annual maintenance fee in the amount of $20,000 on June 21, 2011, which has and shall increase in $10,000 increments on an annual basis thereafter up to a maximum of $100,000, except that such payments will no longer be due upon marketing approval in any country of a licensed product. Under the Moleculin License Agreement, Moleculin, LLC also agreed to make a minimum annual royalty payment.

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

On January 9, 2017, the Company amended it Sponsored Laboratory Study Agreement with MD Anderson whereby the Company would pay $302,500 in 2017 and the agreement is extended to October 31, 2018. Of this amount, $202,500 had been paid as of June 30, 2017. The remaining $100,000 was due on July 31, 2017 and was paid in July 2017 prior to the due date.

Houston Pharmaceuticals, Inc.

Our acquisition of Moleculin, LLC, occurring prior to our IPO offering, provided us with the rights of the license agreement that Moleculin, LLC had with MD Anderson covering the WP1066 Portfolio. We are obligated to make payments to HPI totaling $0.75 million over a three-year period commencing after the IPO offering in exchange for HPI allowing us to access any data, information or know-how resulting from the research and development conducted by HPI. Pursuant to the HPI Out-Licensing Agreement, we have the right within three years of the date we enter into the agreement to buy-out from HPI all rights granted to HPI under the agreement for a payment of $1.0 million. Upon our exercise of the buy-out we will no longer be obligated to make any payments to HPI remaining from the $0.75 million obligation discussed above. We cannot be assured that such cash or funding will be available or on satisfactory terms, respectively, or at all.

8.	Subsequent Events

On July 6, 2017, the Company received a letter from NASDAQ notifying us that we had regained compliance with NASDAQ Listing Rule 5550(a)(2) as a result of the closing bid price for the Company’s common stock being at $1.00 or more for a minimum of 10 consecutive business days. On May 18, 2017, the Company received a deficiency letter from NASDAQ notifying us that for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market.

On July 18, 2017, the Company signed a new technology license agreement with MDA Cancer Center based on new patent applications it intends to file relating to its drug Annamycin for the treatment of relapsed or refractory AML.

On July 24, 2017, the Company was notified by Ms. Jacqueline Northcut of her desire to resign from the Company’s Board of Directors, effective on such date. Ms. Northcut’s resignation was not a result of or caused by any disagreement with the Company.

On that same date, the Company entered into a consulting agreement with Ms. Northcut pursuant to which Ms. Northcut agreed to provide consulting services to the Company regarding the clinical development of the Company’s drug portfolio. The consulting agreement provides for a term of one-year with base consulting fees of $13,750 payable per quarter. Pursuant to the consulting agreement, the Company issued Ms. Northcut a five-year option to purchase 15,000 shares of common stock at an exercise price equal to the closing price of the Company’s common stock on the date of the agreement. In addition, the Company agreed to accelerate the vesting of the option previously issued to Ms. Northcut in September 2016.

On July 24, 2017, the Company’s Board appointed John M. Climaco as an independent member of the Company’s Board of Directors. In addition, effective on such date, the Board awarded Mr. Climaco an initial option grant, per policy to new members, to purchase 20,000 shares of common stock and the Board also awarded options to purchase 15,000 shares of common stock to the other two independent directors for their annual grants per policy. All of these option grants were made under the 2015 Stock Option Plan. Furthermore on July 29, 2017, the Board of Directors added Mr. Climaco to its Audit Committee

Subsequent to June 30, 2017 and through the date of filing of these financial statements, approximately 450,000 additional Series A warrants related to our February 2017 public offering of common stock have been exercised, leaving approximately 500,000 Series A, Series C, and Broker warrants outstanding. As a result of this exercise, the Company should receive approximately $675,000 before expenses once all of the paperwork and bank wires have been completed.

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

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to obtain additional funding to develop our product candidates;
•	The need to obtain regulatory approval of our product candidates;
•	The success of our clinical trials through all phases of clinical development;
•	Our ability to complete our clinical trials in a timely fashion and within our expected budget;
•	Compliance with obligations under intellectual property licenses with third parties;
•	Any delays in regulatory review and approval of product candidates in clinical development;
•	Our ability to commercialize our product candidates;
•	Market acceptance of our product candidates;
•	Competition from existing products or new products that may emerge;
•	Potential product liability claims;
•	Our dependency on third-party manufacturers to supply or manufacture our productions;
•	Our ability to establish or maintain collaborations, licensing or other arrangements;
•	Our ability and third parties’ abilities to protect intellectual property rights;
•	Our ability to adequately support future growth; and
•	Our ability to attract and retain key personnel to manage our business effectively.

We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Highlights

We are a preclinical-stage pharmaceutical development company organized as a Delaware corporation in July 2015 to focus on the development of anti-cancer drug candidates. We have three drug development projects. Our lead drug candidate is liposomal Annamycin, which is referred to as Annamycin, an anthracycline intended for the treatment of relapsed or refractory acute myeloid leukemia, or AML. Annamycin was in clinical trials pursuant to an investigational new drug application, (“IND”) that had been filed with the U.S. Food and Drug Administration (“FDA”), but the IND was terminated because of a lack of development activity by a prior drug developer.

We filed our IND application, with a Phase I/II approach with the intent of increasing the Maximum Tolerable Dose (“MTD”), for Annamycin on February 10, 2017. In subsequent discussions, FDA requested certain revisions to the protocol, additional information, and additional data related to Chemistry, Manufacturing and Controls (“CMC”). We have the additional information, have made the requested revisions to the protocol, and we are working on developing the CMC data. In the interim, we have withdrawn the IND application in order to resubmit it when the requested data are available. We believe that resubmission of the IND application will occur in time for the IND to go into effect by the end of September 2017, and we may begin clinical trials. This will mean that the Institutional Review Board (“IRB”) approvals and site initiations of various clinical sites participating in our Phase I/II clinical trial of Annamycin should occur later in the second half of 2017. However, if we are unable to obtain the required CMC data on a timely basis, we will be delayed in resubmitting our IND application. Furthermore, on March 21, 2017, we received notice from the FDA that we have obtained Orphan Drug designation for Annamycin for the treatment of AML.

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

AnnaMed was formed in 2012 to take over the development of Annamycin from a prior drug development company, which ceased development work on Annamycin leading to the termination of its IND by the FDA. The developer agreed to transfer all available Annamycin data to AnnaMed, which data we used in our initial filing of an IND.

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

We do not have manufacturing facilities and all manufacturing activities are contracted out to third parties. Additionally, we do not have a sales organization.

Portfolio Status

Below are important milestones for each drug/portfolio of the Company.

Annamycin

•	Received Orphan Drug Status for Annamycin – On March 21, 2017, we received notice from the FDA that we had obtained Orphan Drug designation for Annamycin for the treatment of AML effective March 20, 2017.

•	Plan for Clinical Trials for Annamycin – In October 2016, we identified some significantly positive findings from our detailed review of the last clinical trial for Annamycin by a prior developer, which gave rise to a modification of our own clinical development plan. That prior developer had conducted a clinical trial with Annamycin, but then subsequently failed to maintain their IND with the FDA. We identified that Annamycin may have greater potential for efficacy than we originally believed, based on an unexpected potential opportunity to increase the drug’s MTD.

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

•	Possible Increase in MTD – In particular, the Dose Limiting Toxicities (“DLTs”) reported in that previous trial that led to the establishment of the current MTD of 150 mg/m2 were all from patients who had an unusually high number of first-line induction therapy failures prior to being treated with Annamycin. Specifically, of the three patients in the last clinical trial who experienced these DLTs, one of them had failed nineteen prior induction therapy attempts, another had failed sixteen and the other had failed fifteen before being enrolled in the trial. We concluded from our review of this data that, if the heavily treated patients are excluded from the data set, the MTD could have been close to 250 mg/m2, substantially higher than the level that was actually set by the previous trial.

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

•	Filing of an IND for Annamycin – We filed our IND application, with the clinical strategy of increasing the MTD mentioned above, for Annamycin on February 10, 2017. In subsequent discussions, FDA requested certain revisions to the protocol, additional information, and additional data related to CMC. We have the additional information, we have made the requested revisions to the protocol, and we are developing the CMC data. In the interim, we have withdrawn the IND application in order to resubmit it when the requested data are available. We believe that resubmission of the IND application will occur in time for the IND to become effective by the end of September 2017 and that we may begin Phase I/II clinical trials. IRB approvals and site initiations of various clinical sites, both here in the US and in Poland, participating in our Phase I/II clinical trial of Annamycin should occur later into the second half of 2017. However, if we are unable to obtain the required CMC data on a timely basis, we will be delayed in resubmitting our IND application, which will delay the commencement of our clinical trials.

•	Relationship with Dermin – The Company has established relations with a company in a Poland – Dermin Sp. Zo. O. (“Dermin”). The Company intends to utilize Dermin’s supply of active pharmaceutical ingredient (“API”) for Annamycin in its upcoming clinical Phase I/II trial. Moleculin, LLC previously licensed Annamycin to Dermin within a limited region in Europe, enabling Dermin to deploy Polish grant funds toward producing Annamycin. We believe Dermin benefits from a data sharing arrangement giving it access to our clinical data on a faster timeline than it would be able to develop on its own. The additional use of a drug product in obtaining the CMC data, mentioned above, will require the Company to manufacture, at an estimated cost of $0.2 million, additional drug product using the Dermin API later in 2017.

WP1066

•	Clinical Sponsored IND – A clinician at MD Anderson has advised us that she has submitted to the FDA an IND for a physician-sponsored clinical trial involving WP1066 for the treatment of brain tumors. We are participating in a support role, but have no influence on the design or conduct of the clinical trial, or on the IND process. The clinician has indicated that the IND is on hold until documentation of Good Manufacturing Process of GMP production of WP1066 can be presented to the FDA. The Company announced on July 25, 2017, its intention to provide support to help in accelerating this IND process. We anticipate, but are not in a position to influence, let alone guarantee, that this IND will eventually move forward in 2017 and will produce publishable clinical results in 2018.

WP1122

•	Advancement of Preclinical Testing for Brain Tumors with WP1122 – WP1122 is our unique inhibitor of glucose metabolism, which is thought to be an important driver of glycolytic brain tumor progression and survival. A similar chemical structure to that which turns morphine into heroine has been used to allow WP1122 to successfully enter the brain and increase circulation time. On October 25, 2016, we announced initial results of the preclinical toxicology work on WP1122, in what we view as an important step toward future clinical trials for WP1122. We indicated that preliminary escalating single dose toxicity testing in mice (oral administration) was successfully completed, in that at even the highest possible dose no toxic death was observed. In multiple therapeutic doses, WP1122 was well tolerated during intense twice-daily oral dosing. We believe moving forward with preclinical toxicology is the key to our ability to generate proof of concept in humans. We had previously announced the presentation of promising preclinical data in July 2016, supporting the potential for using WP1122 as a treatment for glioblastoma.

Recent Business Developments

Commitment to Supply WP1066 for a potentially grant funded study at the Mayo Clinic – Physician-scientists at the Mayo Clinic have requested and Moleculin agreed to supply them with WP1066 for testing in a potential grant-funded clinical trial for children with Diffuse Intrinsic Pontine Gliomas (DIPG), a rare and very aggressive form of brain tumor. Studies conducted at this center have suggested that DIPG may be particularly sensitive to the inhibition of the activated from of a cell-signaling protein call STAT3, a primary target of WP1066, and their studies have demonstrated significant anti-tumor activity of WP1066 in DIPG in vitro and in vivo tumor models.

Announced the Discovery of a Metabolic Inhibitor with the Potential to Treat Pancreatic Cancer – The Company announced on June 21, 2017, that it has received attention from the scientific community for its glucose decoy technology (WP1122 Portfolio, Moleculin Presents Preclinical Data of Novel Inhibitor of Glycolysis at 28th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics, December 13, 2016) as a potential means to starve tumors to death by exploiting their hyper-dependence on glycolysis for energy production. The Company has identified possible new properties of its compound WP1234, a modification to WP1122. In pre-clinical testing, WP1234 has shown improved drug characteristics when compared with WP1122 and a 20 to 50-fold greater ability to kill pancreatic cancer cell lines when compared with traditional inhibitors of glycolysis. The Company believes this discovery now makes WP1234 a promising drug candidate to be studied for the treatment of pancreatic cancer.

Closing of a Follow-On Public Offering – In February 2017, we completed a public offering of our common stock and warrants, pursuant to which we received $4.5 million in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses. On March 24, 2017, warrants associated with this offering were exercised generating an additional $0.80 million in net proceeds. During the second quarter of 2017, warrants associated with this offering were exercised generating an additional $2.4 million bringing the total net proceeds from this offering to above $7.6 million.

John M. Climaco Added to the Board of Directors – The Company announced the appointment of John M. Climaco as an independent member of the Company's Board of Directors, effective July 24, 2017 to fill a board vacancy created by the resignation of Jacqueline Northcut. John M. Climaco, JD, 48, was most recently the Executive Vice President of Perma-Fix Medical S.A, a Polish subsidiary of the Perma-Fix Environmental Services, Inc. (NASDAQ: PESI) where he has served as a director since 2013. From 2003 to 2012, Mr. Climaco served as President and Chief Executive Officer, as well as a member of the Board of Directors of Axial Biotech, Inc., a venture-backed molecular diagnostics company specializing in spine disorders, which he cofounded in 2003. Since 2012, Mr. Climaco has served as a member of the Board of Directors for Digirad Corporation (NASDAQ: DRAD), a company that manufactures cameras for nuclear imaging applications and provides for in-office nuclear cardiology imaging. Mr. Climaco has previously served as a board member for PDI, Inc. (NASDAQ: PDII) a provider of outsourced commercial services to pharmaceutical, biotechnology, and healthcare companies, and as a board member for InfuSystem Holdings, Inc. (NASDAQ: INFU), a leading supplier of infusion services to oncologists and other out-patient treatment settings. From 2001 to 2007, he practiced law for the firm of Fabian and Clendenin, specializing in corporate and tax legal strategies for diverse clients across the U.S. and Europe, as well as joint venture, corporate and securities transactions. Mr. Climaco earned his B.A. in Philosophy from Middlebury College, Cum Laude, and holds a J.D. from the University of California Hasting College of the Law.

Moleculin Begins Clinical Testing Site Development Efforts in Poland - On August 3, 2017, the Company announced it has appointed Bioscience SA (“Bioscience”), a Polish contract research organization (“CRO”) to begin identifying and preparing clinical testing sites in Poland for its drug Annamycin for the treatment of relapsed or refractory acute myeloid leukemia (AML).

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations:

In thousands

Moleculin Biotech, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Revenues	$—	$—	$—	$—

Operating Expenses:
Research and development	515	105	1,199	120
General and administrative	800	618	1,649	923
Depreciation	5	1	8	1
Total operating expenses	1,320	724	2,856	1,044

Loss from operations	(1,320)	(724)	(2,856)	(1,044)

Other income (expense):
Loss from change in fair value of warrant liability	(3,342)	—	(2,283)	—
Gain from settlement of liability	—	—	149	—
Gain from expiration of warrants	1,238	—	1,238	—
Other expense	—	—	(1)	—
Interest expense	—	(15)	(1)	(27)

Net loss	$(3,424)	$(739)	$(3,754)	$(1,071)

Three Months Ended June 30, 2017 compared to three months ended June 30, 2016

Research and Development Expense. Research and development (R&D) expense was $0.5 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively. The increase of approximately $0.4 million mainly represents an increase of approximately: $0.1 million related to an increase in R&D headcount and associated headcount costs, $0.1 million for sponsored research and related expenses; and, approximately $0.2 million associated with developing and testing drug product as we prepare our IND for Annamycin and for the related clinical trials.

General and Administrative Expense. General and administrative expense was $0.8 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively. The expense increase of approximately $0.2 million was mainly attributable to the increase in headcount and associated payroll costs of $0.2 million, including roughly $0.1 million of stock based compensation; and, approximately $0.1 million in legal, accounting, consulting, and other professional expenses. This was offset by a reduction in public listing expense of $0.3 million as we completed our IPO in Q2 2016.

Loss from Change in Fair Value of Warrant Liability. The Company recorded a net loss of $3.3 million in the second quarter of 2017 for the change in fair value on revaluation of its warrant liability associated with it warrants issued in conjunction with its stock offering in February 2017. The Company is required to revalue certain of its 2017 warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes and Monte Carlo Simulation models. A gain results principally from a decline in the Company’s share price during the period and a loss results principally from an increase in the Company’s share price.

Gain from Expiration of Warrants. The Company recorded a gain in the second quarter of 2017 of $1.2 million related to expiration of warrants issued as part of the February 2017 stock offering.

Interest expense. Interest expense included expense accrued on our convertible promissory notes issued in 2015 and 2016 bearing interest at the rate of 8% per annum. These convertible promissory notes were all converted into common stock during the second quarter of 2017.

Net Loss. The net loss for the three months ended June 30, 2017 was $2.3 million which included non-cash income of $1.2 million related to a gain recognized on the expiration of warrants which was offset by a non-cash expense of approximately $3.3 million loss on the change in fair value of the Company’s warrant liability. The net loss also included additional noncash charges for $0.1 million for stock based compensation and other stock based expenses.

Six Months Ended June 30, 2017 compared to six months ended June 30, 2016

Research and Development Expense. R&D expense was $1.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. The increase of approximately $1.1 million mainly represents an increase of approximately: $0.2 million related to an increase in R&D headcount and associated payroll costs, $0.2 million for sponsored research and related expenses; approximately $0.2 million associated with developing and testing drug product as we prepare for clinical trials; and, $0.5 million related to travel, legal, consultants, and other research costs associated in preparing our IND and Orphan Drug applications with the FDA.

General and Administrative Expense. General and administrative expense was $1.7 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively. The expense increase of approximately $0.7 million was mainly attributable to the increase in headcount and associated payroll costs of $0.5 million including roughly $0.2 million of stock based compensation; approximately $0.3 million in legal, accounting, consulting, and other professional expenses; approximately $0.1 million in insurance expense; and roughly $0.1 million in travel expenses. These costs were offset by a reduction in public listing expenses of $0.3 million.

Loss from Change in Fair Value of Warrant Liability. The Company recorded a net loss of $2.3 million in the six months ended June 30, 2017 for the change in fair value on revaluation of its warrant liability associated with its warrants issued in conjunction with its stock offering in February 2017. The Company is required to revalue certain of its 2017 warrants at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes and Monte Carlo Simulation models. A gain results principally from a decline in the Company’s share price during the period and a loss results principally from an increase in the Company’s share price.

Gain from settlement of service. During the period, the Company settled a previously incurred expense utilizing shares of its common stock with an attributed value of $3 per share. The gain of roughly $0.2 million reflects the difference in the Company’s share price in the open market as of the settlement date of $3 per share and was recorded in the first quarter of 2017.

Gain from Expiration of Warrants. The Company recorded a gain in the second quarter of $1.2 million related to the expiration of warrants issued as part of the February 2017 stock offering.

Interest expense. Interest expense included expense accrued on our convertible promissory notes issued in 2015 and 2016 bearing interest at the rate of 8% per annum. These convertible promissory notes were all converted into common stock during the second quarter of 2017.

Net Loss. The net loss for the six months ended June 30, 2017 was $3.75 million which included non-cash expenses of approximately $2.6 million which included $2.3 million for change in fair value of warrants liability and $0.3 million for stock based compensation and depreciation.

Liquidity and Capital Resources

As of June 30, 2017, we had $9.3 million in cash and cash equivalents compared to $5.0 million at December 31, 2016. In February 2017, we completed a public offering of our common stock and warrants, pursuant to which we received approximately $4.5 million in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses. Additionally, through June 30, 2017, $3.2 million in cash was received from the exercise of warrants issued in our February public offering. Cash used in operations was $3.4 million for the period ending June 30, 2017. We believe that our existing cash and cash equivalents as of June 30, 2017 will be sufficient to fund our planned operations through the second quarter of 2018. Such plans are subject to change depending on clinical enrollment progress and use of drug product.

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

The following table sets forth our primary sources and uses of cash for the period indicated:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(3,323)	$(1,645)

Net cash used in investing activities	(4)	—

Net cash provided by financing activities	7,592	8,862

Net increase in cash and cash equivalents	$4,265	$7,217

Cash used in operating activities

Net cash used in operating activities was $3.4 million for the six months ended June 30, 2017 compared to $1.7 million for the same period in 2016. This increase in use of cash for operations is due to our becoming operational post IPO in mid-2016. This mainly included payments made for R&D and services related to our becoming a publicly traded company and related filing fees, along with payments made to MD Anderson for license and maintenance fees.

Cash used in investing activities

Net cash used in investing activities was $0.01 million for the six months ended June 30, 2017 compared to $0 for the six months ended June 30, 2016. This increase in cash used in investing activities is attributable to purchases of fixed assets in the current period.

Cash provided in financing activities

Net cash provided by financing activities was $7.6 million for the six months ended June 30, 2017 compared to $8.9 million for the six months ended June 30, 2016. The activity in 2016 is related to our initial public offering stock issuance which raised a net $8.5 million, issuance of common stock at $3 per share which raised $0.70 million, and issuance of convertible notes which raised $0.17 million. The activity in 2017 is related to the Company’s follow-on public offering of common stock and warrants. Of this latter amount, $3.2 million is related to the exercise of warrants post the follow-on offering.

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

Acquisition

We acquired Moleculin, LLC on May 2, 2016, and, since such date our financial statements have included the operations of Moleculin, LLC. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired will be recorded as goodwill. The Company obtained input from third-parties regarding its tangible and intangible assets and other information necessary to measure the fair value of the assets acquired and liabilities assumed in connection with the acquisition of Moleculin, LLC.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were not effective as disclosed below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard 1305) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates from August 31, 2015 through January 19, 2016, each as amended on March 10, 2016, we issued certain 8% unsecured promissory notes in aggregate principal amount of $615,000 to certain accredited investors. Upon the completion of the IPO, these notes provided that they be automatically converted into shares of our common stock at their applicable conversion prices, which were $0.1299 with respect to $250,000 in notes and $0.20 per share with respect to the remaining $365,000, to the extent and provided that no holder of these notes was or will be permitted to convert such notes to the extent that the holder or any of its affiliates would beneficially own in excess of 4.99% of our common stock after such conversion. Due to this 4.99% limitation, the remaining principal and accrued interest amounts of the effected notes remained outstanding and were converted into shares of our common stock at such time as the 4.99% limitation was met. The IPO was completed on May 31, 2016. On May 31, 2016, pursuant to the conversion feature of the foregoing notes and with restriction of the 4.99% beneficially owned condition limitation, we issued 1,166,503 common shares in total, reducing convertible debt principal by $0.18 million and accrued interest by $0.02. During the three months ended December 31, 2016, an additional 110,038 common shares were issued due to the number of common shares outstanding allowing for conversion of additional shares under the 4.99% beneficially owned condition limitation. This reduced the convertible debt principal by $0.02 million and accrued interest by $430. During the three months ended March 31, 2017, an additional 1,206,545 common shares were issued, also due to the number of common shares outstanding allowing for conversion of additional shares under the 4.99% beneficially owned condition limitation. This reduced the convertible debt principal by $0.17 million and accrued interest by $0.02 million. Finally, during the three months ended June 30, 2017, all remaining convertible debt was converted. An additional and final 804,098 common shares were issued due to the number of common shares outstanding allowing for this conversion of additional shares under the 4.99% beneficially owned condition limitation. This reduced our convertible debt by $0.12 million (down to zero) and accrued interest by $0.004 million (down to zero). See Note 3 of our financial statements for more information regarding the issuance of the notes.

On July 29, 2017, we agreed to issue two warrants to purchase 100,000 and 50,000 shares of common stock at exercise prices of $2.41 and $3.00 per share, respectively, to a consultant, subject to approval by Nasdaq of a listing of additional shares application, which was received in August 2017. The consultant was an accredited investor.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

In connection with our IPO that was completed on May 31, 2016, our officers, directors and 5% shareholders agreed to enter into lock-up arrangements with the underwriters in the IPO. On July 31, 2017, these lock-up arrangements were released, and, accordingly, our officers, directors and 5% shareholders are no longer restricted from selling shares of our common stock.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of Series A/B/C Warrant Agreement issued in February 2017 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 9, 2017)

10.1	Form of Indemnification Agreement between the Company and its current and future directors and executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K filed May 31, 2017)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Officer Financial Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

Date: August 11, 2017	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive VP & Chief Financial Officer (Principal Financial and Accounting Officer)

