Form 10-Q
period 2018-03-31
Moleculin Biotech, Inc.
filed 2018-05-14
CIK 1659617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The registrant had 25,768,861 shares of common stock outstanding at May 2, 2018.

Moleculin Biotech, Inc.
Form 10-Q
For the quarterly period ended March 31, 2018

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

Moleculin Biotech, Inc.
Balance Sheets

(in thousands, except for share and per share data)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,114	$7,714
Prepaid expenses and other	634	588
Total current assets	13,748	8,302

Furniture and equipment, net of accumulated depreciation of $32 and $21, respectively	33	33
Intangible assets	11,148	11,148
Total assets	$24,929	$19,483

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$570	$810
Accrued expenses and current liabilities	766	902
Warrant liability	463	503
Total current liabilities	1,799	2,215

Long-term deferred compensation – related party	150	150
Warrant liability - long term	2,410	—
Total liabilities	4,359	2,365

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 25,768,861 issued outstanding at March 31, 2018 and 21,469,109 issued and outstanding at December 31, 2017	26	21
Additional paid-in capital	36,951	31,577
Accumulated deficit	(16,407)	(14,480)
Total stockholders’ equity	20,570	17,118

Total liabilities and stockholders’ equity	$24,929	$19,483

See accompanying notes to the financial statements.

Moleculin Biotech, Inc.
Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$—	$—

Operating expenses:
Research and development	1,237	683
General and administrative	1,392	848
Depreciation	8	4
Total operating expenses	2,637	1,535

Loss from operations	(2,637)	(1,535)

Other income (expense):
Gain from change in fair value of warrant liability	709	1,059
Gain from settlement of liability	—	149
Other expense	—	(1)
Interest income (expense), net	1	(1)

Net loss	$(1,927)	$(329)

Net loss per common share – basic and diluted	$(0.08)	$(0.02)
Weighted average common shares outstanding – basic and diluted	23,331,685	14,590,220

See accompanying notes to the financial statements.

Moleculin Biotech, Inc.
Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,927)	$(329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	4
Stock-based compensation	242	110
Deferred compensation - related party	—	38
Change in fair value of warrant liability	(709)	(1,059)
Gain in settlement of liability	—	(149)
Changes in operating assets and liabilities:
Prepaid expenses	(46)	(55)
Accounts payable	(239)	287
Accrued expenses	(136)	(238)
Net Cash Used in Operating Activities	(2,807)	(1,391)
Cash Flows from Investing Activities:
Purchase of fixed assets	(8)	—
Net Cash Used in Investing Activities	(8)	—
Cash Flows from Financing Activities:
Proceeds from exercise of warrants	15	805
Proceeds from sale of common stock units, net of cash stock issuance costs	8,200	4,460
Net Cash Provided by Financing Activities	8,215	5,265
Net change in cash and cash equivalents	5,400	3,874
Cash and cash equivalents, at beginning of period	7,714	5,007
Cash and cash equivalents, at end of period	$13,114	$8,881
Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$—
Cash paid for income taxes	$5	$—
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$—	$190
Common stock issued for services provided	$—	$89

See accompanying notes to the financial statements.

Moleculin Biotech, Inc.
Statements of Stockholders’ Equity
(Unaudited)
(in thousands except for shares and per unit)

	Common Stock
	Number	Amount	Additional Paid-In-Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2017	21,469,109	$21	$31,577	$(14,480)	$17,118
Warrants exercised	9,752	—	15	—	15
Issued for cash - sale of common stock, net of issuance costs of $809	4,290,000	5	5,117	—	5,122
Stock-based compensation	—	—	242	—	242
Net loss	—	—	—	(1,927)	(1,927)
Balance at March 31, 2018	25,768,861	$26	$36,951	$(16,407)	$20,570

See accompanying notes to the financial statements.

Moleculin Biotech, Inc.
Notes to the Financial Statements
(Unaudited)

1. Nature of Business and Liquidity

The terms “MBI” or the “Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical stage pharmaceutical company organized as a Delaware corporation in July 2015 to focus on the development of anti-cancer drug candidates, all of which are based on license agreements with The University of Texas System on behalf of the M.D. Anderson Cancer Center, which we refer to as MD Anderson. MBI has three core drug technologies: a uniquely designed anthracycline (Annamycin), a portfolio of STAT3 inhibitors (WP1066 Portfolio) and a collection of inhibitors of glycolysis (WP1122 Portfolio). Our clinical stage drugs are Annamycin, an anthracycline designed to avoid multidrug resistance mechanisms with little to no cardiotoxicity being studied for the treatment of relapsed or refractory acute myeloid leukemia, more commonly referred to as AML, and WP1066, an immuno-stimulating STAT3 inhibitor targeting brain tumors, pancreatic cancer and AML. We are also engaged in preclinical development of additional drug candidates, including additional STAT3 inhibitors and compounds targeting the metabolism of tumors.

We currently have six drug candidates representing three substantially different approaches to treating cancer. Liposomal Annamycin, which we refer to as Annamycin, is a chemotherapy designed to inhibit the replication of DNA of rapidly dividing cells. WP1122 is an inhibitor of glycolysis intended to cut of the fuel supply of tumor cells, which are often overly dependent on glycolysis as compared to healthy cells. And, finally, WP1066 and WP1220, have shown capability, in in vivo testing, of altering the cell signaling associated with tumors.

Our lead drug candidate is Annamycin, an anthracycline being studied for the treatment of relapsed or refractory AML. Annamycin had been in clinical trials pursuant to an investigative new drug application or IND that had been filed with the U.S. Food and Drug Administration, or FDA. Due to a lack of development activity by a prior drug developer, this IND was terminated. To permit the renewed investigation of Annamycin, we submitted a new IND for a Phase I/II trial for the treatment of relapsed or refractory AML in August 2017, which was subsequently allowed by the FDA in September 2017.

We have five other drug development projects:

•	WP1066 has an approved physician-sponsored IND for the treatment of brain tumors and is also being evaluated for potential treatment of AML and pancreatic cancer,

•	WP1220, an analog of WP1066 is being studied for the topical treatment of cutaneous T-cell lymphoma (CTCL),

•	WP1732, another analog of WP1066 that we believe is particularly well suited for intravenous administration is being evaluated for potential treatment of AML, pancreatic and other cancers, and

•	WP1122 and WP1234 are being evaluated for their potential to treat brain tumors and pancreatic cancer via their ability to inhibit glycolysis.

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

With regard to additional potential clinical activity, we submitted in October 2017 a request for Clinical Trial Authorization ("CTA") in Poland which, if allowed, will enable a Phase I/II clinical trial to study Annamycin for the treatment of relapsed or refractory AML in Poland. This will be in addition to the previously announced allowance of our IND in the United States. In December 2017, the Ethics Committee in Poland approved our Phase I/II clinical trial of Annamycin. In March we received requests for and provided additional information to the Polish National Office. We received additional requests for information from the Polish National Office and we expect to respond in May 20l8. We expect a response from the Polish National Office in the first half of 2018. The start of clinical trials in Poland remains subject to confirmation and approval of the CTA by the Polish National Office. We can provide no assurance that we will receive such confirmation on a timely basis, if at all.

In addition, we continue to recruit and contract with clinics both in the United States and Poland. In the US, we have one site - University Hospitals Cleveland Medical Center (UHCMC) - recruiting patients and active with drug ready to provide treatments. UHCMC began enrolling and treating patients in March 2018 in the first cohort of the Phase I portion of our Phase I/II trial approved by the FDA. We can provide no assurance of additional recruitment and that treatments will occur in the near term and on a timely basis, if at all.

On May 1, 2018, we engaged another contract research organization ("CRO") to evaluate additional countries for the expansion of our AML clinical trial, specifically Australia and several Western European countries to provide additional clinical sites to improve access for patients to our Phase I/II trial.

In September 2017 we engaged a CRO to prepare for a proof-of-concept clinical trial in Poland to study our drug candidate WP1220, a part of the WP1066 portfolio, for the treatment of CTCL.

In accordance with FASB ASC Topic 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all the material financial information related to our principal operating segment.

Prior to our initial public offering, we acquired Moleculin, LLC which was merged with and into MBI. Moleculin, LLC was the holder of a license agreement with MD Anderson covering technology referred to as the WP1066 Portfolio, which is focused on the modulation of key oncogenic transcription factors.

2. Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information - The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2017 and December 31, 2016 and notes thereto contained in the Form 10-K filed with the SEC on March 28, 2018.

Use of Estimates in Financial Statement Presentation - The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Going Concern - These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of March 31, 2018, the Company has incurred an accumulated deficit of $16.4 million since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of March 31, 2018 is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically in the ordinary course of business, the Company may carry cash balances at financial institutions in excess of the insured limits of $250,000. The amount in excess of the applicable insurance coverage at March 31, 2018 was not material.

Intangible assets - Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. If an intangible asset is identified as an in-process research & development ("IPR&D") asset, then no amortization will occur until the development is complete. If the associated research and development effort is abandoned, the related assets will be written-off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the fair value of our warrant liability discussed in Note 4. The fair value of this warrant liability is included in current liabilities for the 2017 Issuance of Warrants and in long-term liabilities for the 2018 Issuance of Warrants in the accompanying financial statements as of March 31, 2018. The latter is due to the 2018 Issuance of Warrants having an exercise price of $2.80, substantially higher than the current market value of the Company’s stock; therefore, management considers it a long-term liability.

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at March 31, 2018 (in thousands):

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability:
2018	$2,873	$—	$—	$2,873

 The table below (in thousands) of Level 3 liabilities begins with the valuation as of December 31, 2017 and then is adjusted for the issuances and exercises that occurred in the first quarter of 2018 and adjusts the balances for changes in fair value that occurred during the current quarter. The ending balance of the Level 3 financial instrument presented above represents our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

	Warrant Liability – Current	Warrant Liability – Long-Term	Warrant Liability – Total
Balance, December 31, 2017	$503	$—	$503
Exercise of warrants	(13)	—	(13)
Issuances of warrants	—	3,092	3,092
Change in fair value - net	(27)	(682)	(709)

Balance, March 31, 2018	$463	$2,410	$2,873

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended March 31, 2018, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included options to purchase 1,575,000 common shares and warrants to purchase 667,824 common shares as inclusion of these securities would have been anti-dilutive. For the three months ended March 31, 2017, the Company's potentially dilutive shares, which were not included in the calculation of net loss per share, included notes convertible to 772,486 common shares, options to purchase 530,000 common shares and warrants to purchase 7,747,425 common shares.

Reclassifications – A reclassification was made to the prior period financial statements to conform to the 2018 presentation. Such reclassification did not affect net loss as previously reported. Historically, "accrued expenses and current liabilities" were included in the line item "accounts payable and accrued expenses". Management believes that these costs are best shown as separate line items and, as such, a reclassification was made to the Statement of Cash Flows for the three months ended March 31, 2017 by reducing “accounts payable" and creating a new line item “Accrued expenses”.

Subsequent Events - The Company’s management reviewed all material events through the date these financial statements were issued for subsequent events disclosure consideration and has noted events in notes to the unaudited financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

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

In August 2016, the FASB issued ASU, Statement of Cash Flows (Topic 230). This ASU applies to all entities that are required to present a statement of cash flows under Topic 230. The amendments provide guidance on eight specific cash flow issues and includes clarification on how these items should be classified in the statement of cash flows and is designed to help eliminate diversity in practice as to where items are classified in the cash flow statement. Furthermore, in November 2016, the FASB issued additional guidance on this Topic that requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with earlier application permitted for all entities. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

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

In May 2017, the FASB issued ASU 2017-09 "Compensation—Stock Compensation (Topic 718)." This update clarifies the existing definition of the term "modification," which is currently defined as "a change in any of the terms or conditions of a share-based payment award." The update requires entities to account for modifications of share-based payment awards unless the (1) fair value, (2) vesting conditions and (3) classification as an equity instrument or a liability instrument of the modified award are the same as of the original award before modification. Public business entities are required to adopt the amendments in this update for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3. Accrued Expenses and other accrued liabilities

Accrued expenses and other liabilities consist of the following components (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll	$437	$250
Accrued clinical testing	—	320
Accrued license fees and SRA	188	260
Accrued legal and professional fees	75	50
Accrued other	66	22
Total accrued expenses and other liabilities	$766	$902

4. Warrant Liability

The basis of value of the warrant liability is fair value, which is defined pursuant to Accounting Standards Codification (“ASC”) 820 to be “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. We used the Black-Scholes option pricing model (“BSM”) to determine the fair value of the Series A and Series B Warrants from the February 2017 Issuance, described below, along with the warrants issued in the February 2018 Issuance. We used a Monte Carlo simulation (“MCM”) with regard to the Series C Warrants from the February 2017 Issuance because of the path dependent vesting terms of the contract.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date.

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the warrants. Where appropriate, we used the historical volatility of peer entities due to the lack of sufficient historical data of our stock price during 2017-2018.

February 2018 Issuance of Warrants

On February 16, 2018, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors for the sale by us of 4,290,000 shares of our common stock, at a purchase price of $2.10 per share. Concurrently with the sale of the common shares, pursuant to the Purchase Agreement, we also sold warrants to purchase 2,145,000 shares of common stock. The total number of warrants issued were 2,273,700, which includes the Roth warrants below. We sold the common shares and warrants for aggregate gross proceeds of approximately $9.0 million. Subject to certain beneficial ownership limitations, the warrants will be initially exercisable on the six-month anniversary of the issuance date at an exercise price equal to $2.80 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the Purchase Agreement occurred on February 21, 2018.

The warrants and the shares issuable upon exercise of the warrants were sold without registration under the Securities
Act of 1933 ("Securities Act") in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

We also entered into a placement agent agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to serve as exclusive placement agent for the issuance and sale of the common shares and warrants. We paid Roth an aggregate fee equal to 6.5% of the gross proceeds received by us from the sale of the securities in the transactions. Pursuant to the Placement Agency Agreement, we also issued Roth warrants to purchase up to 3% of the aggregate number of shares of common stock sold in the transactions (the “Roth Warrants”) or 128,700 shares. The Roth Warrants have substantially the same terms as the investor warrants described above, except that the Roth Warrants will expire on February 15, 2023. The Roth Warrants and the shares issuable upon exercise of the Roth Warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws. We also reimbursed Roth for its expenses of $75,000. We agreed to give Roth a nine-month right of first refusal to act as our lead underwriter or exclusive placement agent for any further capital raising transactions we undertake. With certain exceptions, we also granted Roth a six-month tail fee equal to the cash and warrant compensation in the offering, if any investor with which Roth had substantive discussions with respect to the offering, provides us with further capital during such six-month period following termination of our engagement of Roth.

The assumptions used in the BSM and MCM models for the February 2018 warrants are as follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Risk-free interest rate	2.58%-2.68%	N/A
Volatility	80%-85%	N/A
Expected life (years)	5.38-5.5	N/A
Dividend yield	—%	N/A

A summary of our February 2018 Warrant activity and related information follows:
Description	Number of Shares Under Warrant	Range of Warrant Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2018	—	—	—	—
Granted	2,273,700	$2.80	$2.80	5.5
Exercised	—	—	$—	—
Expired	—	—	$—	—
Balance at March 31, 2018	2,273,700	$2.80	$2.80	5.5
Vested and Exercisable at March 31, 2018	2,273,700	$2.80	$2.80	—

February 2017 Issuance of Warrants

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

The assumptions used in the BSM model for the February 2017 warrants are as follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Risk-free interest rate	2.46%-2.55%	1.68%-1.86%
Volatility	80.0%	80.00%-160.11%
Expected life (years)	3.87-3.96	0.5-5.0
Dividend yield	—%	—%

A summary of our February 2017 warrant activity and related information follows:

Description	Number of Shares Under Warrant	Range of Warrant Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2018	419,772	$1.35-$1.50	1.46	4.38
Granted	—	—	$—	—
Exercised	(9,752)	—	$1.50	—
Expired	—	—	$—	—
Balance at March 31, 2018	410,020	$1.50	$1.50	3.88
Vested and Exercisable at March 31, 2018	410,020	$1.50	$1.50	3.88

Series B and Series C Warrants

The Series B Warrants and the unvested Series C Warrants expired May 15, 2017. Therefore, the associated warrant liability of $1.24 million was extinguished on May 15, 2017 as no other Series B Warrants were exercised prior to that date.

5. Equity

We are authorized to issue 80,000,000 shares of which 5,000,000 shares of preferred stock are authorized and 75,000,000 shares of common stock are authorized.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. Our certificate of incorporation authorizes the board to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. As of March 31, 2018, there was no issued preferred stock.

Common Stock

At Market Issuance Sales Agreement (ATM)

On September 15, 2017, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC and National Securities Corporation (collectively, the “Agents”). Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agents shares of the Company’s common stock with an aggregate sales price of up to $13.0 million.

Any sales of Shares pursuant to the Agreement will be made under our effective “shelf” registration statement on Form S-3 (File No. 333-219434) which became effective on August 21, 2017 and the related prospectus supplement and the accompanying prospectus, as filed with the SEC on September 15, 2017. Under the ATM Agreement, we may sell shares through an Agent by any method that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).

Sales of the shares may be made at market prices prevailing at the time of sale, subject to such other terms as may be agreed upon at the time of sale, including a minimum sales price that may be stipulated by our Board of Directors or a duly authorized committee thereof. We or the Agents, under certain circumstances and upon notice to the other, may suspend the offering of the Shares under the Agreement.

We agreed to pay a commission to the Agents of 3.0% of the gross proceeds of the sale of the Shares sold under the Agreement and to reimburse the Agents for certain expenses. We have also provided the Agents with customary indemnification rights.

During the three months ended March 31, 2018, the Company did not sell any shares under this Agreement.

Adoption of 2015 Stock Plan

On December 5, 2015, the Board of Directors of the Company approved the Company’s 2015 Stock Plan, which was amended on April 22, 2016. The expiration date of the plan is December 5, 2025 and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants under the plan is currently 2,500,000 shares. The 2015 Stock Plan was further amended as of April 6, 2018 to increase the number of shares to 4,500,000 shares, subject to approval by the Company’s stockholders at the Company’s annual meeting on June 6, 2018. The awards under the current 2015 Stock Plan can be in the form of stock options, stock awards or stock unit awards.

The following is a summary of option activities for the three months ended March 31, 2018:
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,345,000	$1.93	$3.50	9.07	$83,000

Granted	230,000	$1.32	$1.76
Outstanding, March 31, 2018	1,575,000	$1.81	$3.25	9.27	$80,000
Exercisable, March 31, 2018	85,000	$1.15	$0.20	2.42	$80,000

In January 2018, the Company granted to a new member of its science advisory board options in the aggregate to purchase 10,000 shares of the Company’s common stock with an exercise price of $1.89 per share, a term of 10 years, and a vesting period of 4 years.

In January 2017, the Company granted members of its science advisory board options in the aggregate to purchase 20,000 shares of the Company’s common stock with an exercise price of $2.31 per share, a term of 10 years, and a vesting period of 4 years. The exercise price was based upon the closing price of the stock on the day of the grant. The options have an aggregated fair value of $35,196 that was calculated using the Black-Scholes option-pricing model. In July and August 2017, the Company granted options to the Board and a management member to purchase 140,000 shares of the Company's common stock with exercise prices of $1.87 and $2.88, respectively, with a term of 10 years and a vesting period of 4 years. The options have an aggregated fair value of $269,592 for the three months ended March 31, 2018, calculated using the Black-Scholes option-pricing model.

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

Three Months Ended March 31,
	2018	2017
Risk-free interest rate	1.3% - 2.24%	1.3% - 2.24%
Volatility	70.18% - 89.11%	70.18% - 89.11%
Expected life (years)	5 to 6.25	6 to 6.25
Expected dividend yield	—	—

Stock-based compensation for the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
General and administrative	$209	$108
Research and development	33	2
Total	$242	$110

Options granted during 2018 have an aggregated fair value of $0.3 million that was calculated using the Black-Scholes option-pricing model. As of March 31, 2018, total compensation cost not yet recognized was $2.5 million and the weighted average period over which this amount is expected to be recognized is 3.03 years. No options were exercised in 2018. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the above paragraph and table. The expected term of the options was computed using the "plain vanilla" method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin 107 because we do not have sufficient data regarding employee exercise behavior to estimate the expected term. The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Consulting Agreement

In 2017, the Company entered into a consulting agreement for its investor relations operations. The consulting agreement initially covered a period of twelve months from the commencement date of July 29, 2017 and was extended in April 2018 until March 31, 2019. Pursuant to the original consulting agreement, in exchange for the consulting services, the Company issued two warrants (collectively, the “Warrants”) to purchase 100,000 and 50,000 shares of common stock at exercise prices of $2.41 and $3.00 per share.

Each of the Warrants vests over a 12-month period in equal monthly installments starting July 29, 2017, provided that the consultant is providing services to the Company pursuant to the consulting agreement on each vesting date. The Warrants became initially exercisable on August 8, 2017 and expire five years from the initial exercise date. The Company recorded stock compensation expense for the non-employee consulting agreement of $63,000 for the period ended March 31, 2018 based on the fair value of the warrants vested as of March 31, 2018. In connection with the extension of the consulting agreement, the Company issued the consultant a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 per share vesting in four quarterly installments.

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
The net proceeds from the transactions was approximately $8.2 million after deducting certain fees due to the placement agent and transaction expenses. Subject to certain beneficial ownership limitations, the warrants will be initially exercisable on the six-month anniversary of the issuance date at an exercise price equal to $2.80 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the Purchase Agreement occurred on February 21, 2018.

We also entered into a placement agent agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to serve as exclusive placement agent for the issuance and sale of the common shares and warrants. We paid Roth an aggregate fee equal to 6.5% of the gross proceeds received by us from the sale of the securities in the transactions. Pursuant to the Placement Agency Agreement, we also granted to Roth warrants to purchase up to 3% of the aggregate number of shares of common stock sold in the transactions (the “Roth Warrants”). We also reimbursed Roth for its expenses of $75,000. We agreed to give Roth a nine-month right of first refusal to act as our lead underwriter or exclusive placement agent for any further capital raising transactions we undertake. With certain exceptions, the we also granted Roth a six-month tail fee equal to the cash and warrant compensation in the offering, if any investor with which Roth had substantive discussions with respect to the offering, provides us with further capital during such six-month period following termination of our engagement of Roth.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2018 as a result of the losses recorded during the three months ended March 31, 2018 and the additional losses expected for the remainder of 2018 and net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2018, we maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three months ended March 31, 2018 and 2017. The effective tax rate for the three months ended March 31, 2018 and 2017 was 0%. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. In the fourth quarter of 2017, we estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of the fourth quarter 2017 filing. The amount related to the remeasurement of deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was an expense of $1.6 million. Since the Company maintains a full valuation allowance against its deferred tax assets, there was no net impact to the Company's earnings on this remeasurement of its gross deferred tax assets. As of the date of the fourth quarter 2017 filing, we asserted that the effects of this remeasurement were a provisional amount in accordance with the guidance of Staff Accounting Bulletin No. 118 ("SAB 118"). As of the first quarter of 2018, we have determined that no changes are expected to the provisional amount recorded in the fourth quarter of 2017. As such, we consider the accounting to be complete as of the first quarter of 2018 for the remeasurement of deferred tax asset and liabilities in accordance with the Tax Act.

7. Commitments and Contingencies

Lease Obligations Payable

On March 22, 2018, we entered into a Lease Agreement (the “Lease”) with IPX Memorial Drive Investors, LLC (the “Landlord”) for the lease of 2,333 rentable square feet “RSF”, which we will use for corporate office space and meetings. The term of the Lease is estimated to begin in May 2018, depending on construction, and continue for an initial term of 66 months, which may be renewed for an additional 5 years. We are required to remit base monthly rent of approximately $4,300 which will increase at an average approximate rate of 3.00% each year. We are also required to pay additional rent in the form of our pro-rata share of certain specified operating expenses of the Landlord. The newly leased space is located in Houston, Texas. The corporate office lease will be classified as an operating lease.

Aggregate annual minimum lease payments under operating leases at March 31, 2018 are as follows (in thousands):
Year Ended December 31,
2018	$34
2019	$52
2020	53
2021	54
2022	56
2023	47
Thereafter	—
Total minimum lease payments	$296

MD Anderson

Under agreements associated with Annamycin, the WP1122 Portfolio, and the WP1066 Portfolio, which includes WP1732, all described below, the Company is responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees can cost as high as $100,000 depending upon the anniversary. Milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $500,000. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $600,000. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $600,000, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

Annamycin
In August 2015, we obtained the rights and obligations of Annamed under a June 2012 Patent and Technology Development and License Agreement by and between Annamed and Dermin (the “Annamed Agreement”). Therefore, certain intellectual property rights, including rights, if any, covering the potential drug product, Annamycin have been licensed to Dermin and Dermin has been granted a royalty-bearing, exclusive license to manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in the countries of Poland, Ukraine, Czech Republic, Hungary, Romania, Slovakia, Belarus, Lithuania, Latvia, Estonia, Netherlands, Turkey, Belgium, Switzerland, Austria, Sweden, Greece, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland, Kazakhstan, Russian Federation, Uzbekistan, Georgia, Armenia, Azerbaijan and Germany (“Annamed licensed territories”). MBI is obligated to develop and provide a dossier containing data related to the licensed subject matter to Dermin. In consideration, Dermin will pay a royalty for the sale of any licensed product in the Annamed licensed territories and pay all out-of-pocket expenses incurred by MBI in filing, prosecuting and maintaining the licensed patents for which the license has been granted. Dermin also agrees to provide a percentage of certain consideration that Dermin receives pursuant to sublicense agreements. On June 29, 2017, the Company entered into an agreement with MD Anderson licensing certain technology related to the method of preparing Liposomal Annamycin.

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

MBI entered into an out-licensing agreement with Houston Pharmaceuticals, Inc. (“HPI”), pursuant to which we have granted certain intellectual property rights to HPI, including rights covering the potential drug candidate, WP1066 (“HPI Out-Licensing Agreement”). Under the HPI Out-Licensing Agreement we must make quarterly payments totaling $0.75 million for the first twelve quarters following the effective date of May 2, 2016, of the HPI Out-Licensing Agreement, or May 2, 2016, in consideration for the right to development data related to the development of licensed products. Notwithstanding our obligation to make the foregoing payments, the HPI Out-Licensing Agreement does not obligate HPI to conduct any research or to meet any milestones. Upon payment in the amount of $1.0 million to HPI within three years of the effective date of the HPI Out-Licensing Agreement we will regain all rights to the licensed subject matter and rights to any and all development data and any regulatory submissions including any IND, NDA or ANDA related to the licensed subject matter and can end the license without any other obligation other than the aforementioned quarterly payments. In the event that we do not exercise our right to regain our rights to the licensed subject matter within three years of the effective date of the HPI Out-Licensing Agreement, the license granted to HPI shall convert to an exclusive license upon HPI’s written notice and we shall be obligated to transfer all existing data relating to licensed subject matter including any development data and any IND to HPI. License fees expensed related to HPI were $75,000 for the three months ended March 31, 2018 and 2017. In February 2018, we entered into a license agreement with MD Anderson covering a new group of molecules recently discovered in connection with research we have been sponsoring there called WP1732, a part of the WP1066 Portfolio.

Sponsored Research Agreements with MD Anderson

On January 9, 2017, we amended our Sponsored Laboratory Study Agreement with MD Anderson whereby we paid $302,500 in 2017, and the agreement was extended to October 31, 2018. On December 4, 2017, we extended this Agreement until October 31, 2019 for total payment amount of $346,687 spread over that period of time. Of this amount, $236,687 was paid in the first quarter of 2018. The final payment of $110,000 is due on July 31, 2018. The expenses recognized under the MD Anderson agreement with regards to the Sponsored Laboratory Study were $291,687 and $33,000, for the three months ended March 31, 2018 and 2017, respectively.

Employment Agreements

The Company has agreements with four employees to provide certain benefits in the event of termination where the base salary and certain other benefits would aggregate approximately $1.0 million using the rate of compensation in effect at March 31, 2018.

8. Subsequent Events

On May 9, 2018, we agreed to issue a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 per share to a consultant, subject to NASDAQ listing of additional shares approval. The consultant is an accredited investor. We believe that the issuance was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

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

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to obtain additional funding to develop our product candidates;

•	The need to obtain regulatory approval of our product candidates, both in the United States and in Poland;

•	The success of our clinical trials through all phases of clinical development;

•	Our ability to complete our clinical trials in a timely fashion and within our expected budget;

•	Compliance with obligations under intellectual property licenses with third parties;

•	Any delays in regulatory review and approval of product candidates in clinical development;

•	Our ability to commercialize our product candidates;

•	Market acceptance of our product candidates;

•	Competition from existing products or new products that may emerge;

•	Potential product liability claims;

•	Our dependency on third-party manufacturers to supply or manufacture our product candidates;

•	Our ability to establish or maintain collaborations, licensing or other arrangements;

•	Our ability and third parties’ abilities to protect intellectual property rights;

•	Our ability to adequately support future growth; and

•	Our ability to attract and retain key personnel to manage our business effectively.

We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Highlights

We are a clinical stage pharmaceutical company organized as a Delaware corporation in July 2015 to focus on the development of anti-cancer drug candidates, all of which are based on license agreements with The University of Texas System on behalf of the M.D. Anderson Cancer Center, which we refer to as MD Anderson. MBI has three core drug technologies: a uniquely designed anthracycline (Annamycin), a portfolio of STAT3 inhibitors (WP1066 Portfolio) and a collection of inhibitors of glycolysis (WP1122 Portfolio). Our clinical stage drugs are Annamycin, an anthracycline designed to avoid multidrug resistance mechanisms with little to no cardiotoxicity being studied for the treatment of relapsed or refractory acute myeloid leukemia, more commonly referred to as AML, and WP1066, an immuno-stimulating STAT3 inhibitor targeting brain tumors, pancreatic cancer and AML. We are also engaged in preclinical development of additional drug candidates, including additional STAT3 inhibitors and compounds targeting the metabolism of tumors.

We currently have six drug candidates representing three substantially different approaches to treating cancer. Liposomal Annamycin, which we refer to as Annamycin, is a chemotherapy designed to inhibit the replication of DNA of rapidly dividing cells. WP1122 is an inhibitor of glycolysis intended to cut of the fuel supply of tumor cells, which are often overly dependent on glycolysis as compared to healthy cells. And, finally, WP1066 and WP1220, have shown capability, in in vivo testing, of altering the cell signaling associated with tumors.

Our lead drug candidate is Annamycin, an anthracycline being studied for the treatment of relapsed or refractory AML. Annamycin had been in clinical trials pursuant to an investigative new drug application, or IND, that had been filed with the U.S. Food and Drug Administration, or FDA. Due to a lack of development activity by a prior drug developer, this IND was terminated. To permit the renewed investigation of Annamycin, we submitted a new IND for a Phase I/II trial for the treatment of relapsed or refractory AML in August 2017, which was subsequently allowed by the FDA in September 2017.

We have five other drug development projects:

•	WP1066 has an approved physician-sponsored IND for the treatment of brain tumors and is also being evaluated for potential treatment of AML and pancreatic cancer,

•	WP1220, an analog of WP1066 is being studied for the topical treatment of cutaneous T-cell lymphoma (CTCL),

•	WP1732, another analog of WP1066 that we believe is particularly well suited for intravenous administration is being evaluated for potential treatment of AML, pancreatic and other cancers, and

•	WP1122 and WP1234 are being evaluated for their potential to treat brain tumors and pancreatic cancer via their ability to inhibit glycolysis.

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

With regard to additional potential clinical activity, we submitted in October 2017 a request for Clinical Trial Authorization ("CTA") in Poland which, if allowed, will enable a Phase I/II clinical trial to study Annamycin for the treatment of relapsed or refractory AML in Poland. This will be in addition to the previously announced allowance of our IND in the United States. In December 2017, the Ethics Committee in Poland approved our Phase I/II clinical trial of Annamycin. In March we received requests for and provided additional information to the Polish National Office. We received additional requests for information from the Polish National Office and we expect to respond in May 20l8. We expect a response from the Polish National Office in the first half of 2018. The start of clinical trials in Poland remains subject to confirmation and approval of the CTA by the Polish National Office. We can provide no assurance that we will receive such confirmation on a timely basis, if at all.

In addition, we continue to recruit and contract with clinics both in the United States and Poland. In the US, we have one site - University Hospitals Cleveland Medical Center (UHCMC) - recruiting patients and active with drug ready to provide treatments. UHCMC began enrolling and treating patients in March 2018 in the first cohort of the Phase I portion of our Phase I/II trial approved by the FDA. We can provide no assurance of additional recruitment and that treatments will occur in the near term and on a timely basis, if at all.

On May 1, 2018, we engaged another CRO to evaluate additional countries for the expansion of its AML clinical trial and is intended to evaluate Australia and several Western European countries to provide additional clinical sites to improve access for patients to our Phase I/II trial.

Furthermore, in September 2017 we engaged a CRO to prepare for a proof-of-concept clinical trial in Poland to study our drug candidate WP1220, a part of the WP1066 portfolio, for the treatment of CTCL.

Overview

We were founded in 2015 in order to combine and consolidate the development efforts involving several anti-cancer technologies, based on license agreements with MD Anderson. This effort began with the acquisition of the Annamycin development project from AnnaMed, Inc., or AnnaMed, followed by the acquisition of the license rights to the WP1122 Portfolio from IntertechBio Corporation, or IntertechBio. Further, on behalf of Moleculin, LLC, we entered into a co-development agreement with Houston Pharmaceuticals, Inc., or HPI, which culminated with the merger of Moleculin, LLC into MBI coincident with our initial public offering allowing us to gain control of the WP1066 Portfolio.

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

Because the prior developer of Annamycin allowed their IND to lapse, we were required to submit a new IND for continued clinical trials with Annamycin. We filed our IND application for Annamycin, with the clinical strategy of increasing the maximum tolerable dose mentioned above, on February 10, 2017. In subsequent discussions with us, FDA requested certain revisions to the protocol, additional information, and additional data related to Chemistry, Manufacturing and Controls ("CMC"). We made the requested revisions to the protocol and included the CMC data in our re-submission of the IND in August 2017 and the FDA allowed this IND in September 2017.

In August 2017, we met with the European Medicines Agency ("EMA") to discuss a CTA in Europe for the study of Annamycin for the treatment of AML. As a result of that meeting, we decided to proceed with an application in October 2017 for a CTA for Annamycin in Poland. Unlike in the United States, the process for beginning a clinical trial in Poland requires a hospital contract before a request for CTA can be made. We obtained the required hospital contract, which allowed the formal request for Polish approval. In December 2017, the Ethics Committee in Poland approved our Phase I/II trial of Annamycin for the treatment of relapsed or refractory AML. A final approval is required by the Polish National Office. In March, we received requests for and provided additional information to the Polish National Office. We received additional requests for information from the Polish National Office and we expect to respond in May 20l8. We expect a response from the Polish National Office in the first half of 2018. The start of clinical trials in Poland remains subject to confirmation and approval of the CTA by the Polish National Office. We can provide no assurance that we will receive such confirmation on a timely basis, if at all.

We continue to recruit and contract clinics both in the United States and Poland. In the US, we have one site - University Hospitals Cleveland Medical Center (UHCMC) - recruiting patients and active with drug ready to provide treatments.UHCMC began enrolling and treating patients in March and April 2018 in the first cohort of the Phase I portion of our Phase I/II trial approved by the FDA. We can provide no assurance additional recruitment and that treatments will occur in the near term and on a timely basis, if at all.

On May 1, 2018, we engaged another CRO to evaluate additional countries for the expansion of its our AML clinical trial, specifically Australia and several Western European countries to provide additional clinical sites to improve access for patients to our Phase I/II trial.

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

An analog of WP1066, referred to as WP1220, was previously the subject of an IND related to use of the molecule in the topical treatment of psoriasis. Clinical trials were commenced on WP1220 in the US, but were terminated early due to limited efficacy in the topical treatment of psoriatic plaques. Notwithstanding its limitations in treating psoriasis, our pre-clinical research in multiple CTCL cell lines has suggested that WP1220 may be effective in inhibiting CTCL. Based on this data, we are collaborating with a Polish drug development company, Dermin, which has received Polish government grant money to develop WP1220 in Poland for the topical treatment of early stage CTCL patients. CTCL is a potentially deadly form of skin cancer for which there are limited treatment options.

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

The WP1122 Portfolio

We have a license agreement with MD Anderson pursuant to which we have been granted a royalty-bearing, worldwide, exclusive license for the patent and technology rights related to our WP1122 Portfolio and similar molecules targeting the treatment of glioblastoma multiforme ("GBM") and related central nervous system malignancies.

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

Recent Business Developments

$9 million Registered Direct Offering

On February 16, 2018, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain institutional investors for the sale by us of 4,290,000 shares of our common stock, at a purchase price of $2.10 per share. Concurrently with the sale of the common shares, pursuant to the Purchase Agreement, we also sold warrants to purchase 2,145,000 shares of common stock. We sold the common shares and warrants for aggregate gross proceeds of approximately $9.0 million with net proceed approximating $8.2 million. Subject to certain beneficial ownership limitations, the warrants will be initially exercisable on the six-month anniversary of the issuance date at an exercise price equal to $2.80 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the Purchase Agreement closed on February 21, 2018.

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

Lease Agreement

On March 22, 2018, we entered into a Lease Agreement (the "Lease") with IPX Memorial Drive Investors, LLC (the "Landlord") for the lease of 2,333 rentable square feet "RSF", which we will use for corporate office space and meetings. The term of the Lease is estimated to begin in May 2018, depending on construction, and continue for an initial term of 66 months, which may be renewed for an additional 5 years. We are required to remit base monthly rent of approximately $4,300 which will increase at an average approximate rate of 3% each year. We are also required to pay additional rent in the form of our pro-rata share of certain specified operating expenses of the Landlord. The newly leased space is located in Houston, Texas.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (in thousands):

Moleculin Biotech, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$—	$—

Operating Expenses:
Research and development	1,237	683
General and administrative	1,392	848
Depreciation	8	4
Total operating expenses	2,637	1,535
Loss from operations	(2,637)	(1,535)
Other income (expense):
Gain from change in fair value of warrant liability	709	1,059
Gain from settlement of liability	—	149
Other expense	—	(1)
Interest income (expense), net	1	(1)
Net loss	$(1,927)	$(329)

Three Months Ended March 31, 2018 compared to three months ended March 31, 2017

Research and Development Expense. Research and development (R&D) expense was $1.2 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. The increase of approximately $0.5 million mainly represents an increase of approximately: $0.2 million related to an increase in R&D associated headcount costs; $0.1 million for sponsored research and related expenses; and, approximately $0.2 million associated with developing and testing drug product as we prepared our IND for Annamycin and for the related clinical trials.

General and Administrative Expense. General and administrative expense was $1.4 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase of approximately $0.6 million was mainly attributable to the increase in headcount and associated payroll costs of $0.3 million; $0.1 million of stock-based compensation; and, approximately $0.2 million in other expenses. Such increases are due to the increased corporate activity as the Company enters clinical trials.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.7 million in the first quarter of 2018 as compared to approximately $1.1 million in 2017, for the change in fair value on revaluation of our warrant liability associated with it warrants issued in conjunction with our stock offerings in February 2018 and 2017. The Company is required to revalue certain of the warrants at the time of each warrant exercise and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes and Monte Carlo Simulation models. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Net Loss. The net loss for the three months ended March 31, 2018 was $1.9 million, which included non-cash income of $0.2 million related to stock-based compensation and other stock-based expenses.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(2,807)	$(1,391)
Net cash used in investing activities	(8)	—
Net cash provided by financing activities	8,215	5,265
Net increase in cash and cash equivalents	$5,400	$3,874

Cash used in operating activities

Cash used in operations was $2.8 million for the three months ended March 31, 2018. This increase over the prior year of $1.4 million was mainly due to an increase in headcount and general company activity, as we began our U.S. clinical trial for Annamycin and began working on expanding the trial outside of the U.S.

Cash used in investing activities

Net cash used in investing activities was basically nil for the three months ended March 31, 2018 compared to $0 for the three months ended March 31, 2017.

Cash provided in financing activities

On February 16, 2018, we entered into a securities purchase agreement with certain institutional investors for the sale by us of 4,290,000 shares of our common stock, at a purchase price of $2.10 per share. Concurrently with the sale of the common shares, we also sold warrants to purchase 2,145,000 shares of common stock. We sold the common shares and warrants for net proceeds of approximately $8.2 million after deducting certain fees due to the placement agent and transaction expenses. Subject to certain beneficial ownership limitations, the warrants will be initially exercisable on the six-month anniversary of the issuance date at an exercise price equal to $2.80 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date.

In February 2017, we completed a public offering of our common stock and warrants, pursuant to which we received approximately $5.2 million in net proceeds after exercise of a portion of the warrants and deducting underwriting discounts and commissions and estimated offering expenses. Additionally, in the three months ended March 31, 2018, $15,000 in cash was received from the exercise of warrants issued in our February 2017 public offering.

We believe that our existing cash and cash equivalents as of March 31, 2018 will be sufficient to fund our planned operations into the first quarter of 2019. Such plans are subject to change depending on clinical enrollment progress and use of drug product.

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

During the last quarter of fiscal 2016, and as our operational activities increased, management determined that it does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. Management added a full-time controller in September 2017 and a Senior Accountant in February 2018 and intends to further increase its accounting staff, as soon as economically feasible and sustainable, to remediate this material weakness.

There has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The net proceeds from the transactions was approximately $8.2 million after deducting certain fees due to the placement agent and transaction expenses. The net proceeds will be used for planned clinical trials, preclinical programs, for other research and development activities and for general corporate purposes.

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

On May 9, 2018, we agreed to issue a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 per share to a consultant, subject to NASDAQ listing of additional shares approval. The consultant is an accredited investor. We believe that the issuance was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Lease Agreement for 5300 Memorial

10.2±	MDA License Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Officer Financial Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

± Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

Date: May 14, 2018	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)