Form 10-Q
period 2018-09-30
Moleculin Biotech, Inc.
filed 2018-11-13
CIK 1659617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒	Emerging growth company ☒
Accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The registrant had 27,129,510 shares of common stock outstanding at November 9, 2018.

Moleculin Biotech, Inc.
Form 10-Q
For the quarterly period ended September 30, 2018

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$8,600	$7,714
Prepaid expenses and other	760	588
Total current assets	9,360	8,302

Property and equipment, net	391	33
Intangible assets	11,148	11,148
Total assets	$20,899	$19,483

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$785	$810
Accrued expenses and other liabilities	1,825	902
Deferred compensation - related party	150	—
Warrant liability - current	369	503
Total current liabilities	3,129	2,215

Long-term deferred compensation – related party	—	150
Deferred rent - long-term	92	—
Warrant liability - long-term	2,710	—
Total liabilities	5,931	2,365

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 26,861,497 and 21,469,109 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	27	21
Additional paid-in capital	38,491	31,577
Accumulated other comprehensive income	21	—
Accumulated deficit	(23,571)	(14,480)
Total stockholders’ equity	14,968	17,118

Total liabilities and stockholders’ equity	$20,899	$19,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	1,332	1,061	6,801	2,260
General and administrative	1,248	1,338	3,859	2,987
Depreciation and amortization	11	5	27	13
Total operating expenses	2,591	2,404	10,687	5,260

Loss from operations	(2,591)	(2,404)	(10,687)	(5,260)

Other income (expense):
Gain (loss) from change in fair value of warrant liability	573	(470)	1,614	(2,753)
Gain from settlement of liability	—	—	—	149
Gain from expiration of warrants	—	—	—	1,238
Other (expense) income	(21)	9	(23)	8
Interest income (expense), net	1	(1)	5	(2)

Net loss	$(2,038)	$(2,866)	$(9,091)	$(6,620)

Net loss per common share – basic and diluted	$(0.08)	$(0.14)	$(0.36)	$(0.37)
Weighted-average common shares outstanding – basic and diluted	26,861,497	20,534,720	25,373,634	17,683,441

Net Loss	$(2,038)	$(2,866)	$(9,091)	$(6,620)
Other comprehensive income (loss):
Foreign currency translation	15	—	21	—
Comprehensive loss	$(2,023)	$(2,866)	$(9,070)	$(6,620)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,091)	$(6,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	13
Stock-based compensation	825	487
Deferred compensation - related party	—	62
Change in fair value of warrant liability	(1,614)	2,753
Gain in settlement of liability	—	(149)
Gain from expiration of warrants	—	(1,238)
Loss on foreign currency transactions	23	—
Other	—	(9)
Changes in operating assets and liabilities:
Prepaid expenses	(172)	(518)
Accounts payable	(25)	517
Accrued expenses and other liabilities	923	(232)
Other long-term liabilities	11	—
Net cash used in operating activities	(9,093)	(4,934)
Cash flows from investing activities:
Purchase of fixed assets	(303)	(12)
Net cash used in investing activities	(303)	(12)
Cash flows from financing activities:
Proceeds from exercise of warrants	15	3,808
Proceeds from sale of common stock units, net of cash stock issuance costs	10,269	4,867
Net Cash Provided by Financing Activities	10,284	8,675
Effect of exchange rate changes on cash and cash equivalents	(2)	$—
Net change in cash and cash equivalents	886	3,729
Cash and cash equivalents, at beginning of period	7,714	5,007
Cash and cash equivalents, at end of period	$8,600	$8,736

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$2
Cash paid for taxes	$20	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$136	$—
Leasehold improvements paid by landlord	$82	$—
Common stock issued for conversion of debt	$—	$302
Common stock issued for services provided	$—	$89
Warrants exercised – not yet paid	$—	$34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands except for shares)

	Common Stock
	Number	Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
December 31, 2017	21,469,109	$21	$31,577	$(14,480)	$—	$17,118
Issued for cash - sale of common stock in February 2018, net of issuance costs of $809	4,290,000	5	5,117	—	—	5,122
Issued for cash - sale of common stock in June 2018, net of issuance costs of $232	1,092,636	1	957	—	—	958
Warrants exercised	9,752	—	15	—	—	15
Stock-based compensation	—	—	825	—	—	825
Net loss	—	—	—	(9,091)	—	(9,091)
Cumulative translation adjustment	—	—	—	—	21	21
September 30, 2018	26,861,497	$27	$38,491	$(23,571)	$21	$14,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.
Notes to the Condensed Consolidated Financial Statements
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

The Company currently has six drug candidates representing three substantially different approaches to treating cancer. Liposomal Annamycin, which MBI refers to as Annamycin, is a chemotherapy designed to inhibit the replication of DNA of rapidly dividing cells. WP1122 and its analog, WP1234 are inhibitors of glycolysis intended to cut off the fuel supply of tumor cells, which are often overly dependent on glycolysis as compared to healthy cells. And, finally, the Company believes that WP1066 and its analogs, WP1732 and WP1220, have shown capability, in in vivo testing, of altering the cell signaling associated with tumors. The Company has two drugs in three clinical trials.

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

The Company has five other drug development projects:

• WP1066 has an approved physician-sponsored clinical trial open for enrollment and dosing patients for the treatment of brain tumors and is also being evaluated for potential treatment of pediatric brain tumors, as well as AML and pancreatic cancer,
• WP1220, an analog of WP1066, is being studied for the topical treatment of cutaneous T-cell lymphoma (CTCL) and MBI filed a Clinical Trial Application ("CTA") and, if approved, will give the Company a third drug approved for a clincial trial,
• WP1732, another analog of WP1066, that the Company believes is particularly well suited for intravenous administration, is being evaluated for potential treatment of AML, pancreatic and other cancers, and MBI has begun pre-clinical work which it expects to generate sufficient data for an IND filing in early 2019, and
• WP1122 and WP1234 are being evaluated for their potential to treat brain tumors and pancreatic cancer via their ability to inhibit glycolysis.

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

In the US, the Company has four sites recruiting patients and ready to provide treatments for its Annamycin Phase I/II clinical trial. Patient treatment began in the US in March 2018. The Company received Polish National Office approval in June 2018 for a CTA in Poland, which enables the Company to begin a Phase I/II clinical trial there to study Annamycin for the treatment of relapsed or refractory AML. The Company continues to recruit sites in the US and Poland.

In Poland, while the clinical trial and the first site were approved in June 2018, the Company continues to answer inquiries and requests for additional information required for final approval by two different authorities - one in Europe and one in Poland - necessary to ship Annamycin drug product to Poland. Such approval is not necessary for use of Annamycin drug product in the US and we have Annamycin drug product ready and available in the US to treat potential patients. The Company expects to obtain the necessary approvals, ship Annamycin drug product and treat patients in Poland, at the latest, by the end of the first quarter of 2019. Due to this issue, the Company currently estimates that its recommended Phase II dose will not be obtained until 2019. The Company can provide no assurance that it will obtain the necessary approvals to ship drug product or that additional sites, recruitment or treatments will occur in the near term or on a timely basis, if at all.

The Company believes that patient recruitment for its Annamycin clinical trial in the US has been slow due to the high number of competitive clinical trials, combined with the FDA’s requirement to set the initial dose level relatively low in comparison with previous Annamycin clinical trials. Additionally, the Company believes that patient recruitment for its clinical trial in Poland will be more successful than in the US due to a comparatively lower number of competitive clinical trials and the protocol there being approved to start at a significantly higher dose than in the US with fewer enrollment screening limitations.

In July 2018, the physician-sponsored WP1066 Phase I clinical trial for the treatment of glioblastoma opened for recruitment and began treating patients in September 2018.

On May 1, 2018, the Company engaged another contract research organization ("CRO") to evaluate additional countries for the expansion of its AML clinical trial, specifically Australia and several Western European countries to provide additional clinical sites to improve access to patients for MBI's Phase I/II trial. This evaluation is ongoing.

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

2. Basis of presentation, principles of consolidation and significant accounting policies

Basis of Presentation – Unaudited Interim Consolidated Financial Information - The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim condensed unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2017 and December 31, 2016 and notes thereto contained in the Form 10-K filed with the SEC on March 28, 2018.

Principles of consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP. The company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States.

Use of Estimates - The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of financial statements. Estimates are used in the following areas, among others: fair value estimates on intangible assets, warrants, and stock-based compensation expense, accrued expenses and taxes.

Going Concern - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of September 30, 2018, the Company has incurred an accumulated deficit of $23.6 million since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of September 30, 2018 is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically in the ordinary course of business, the Company may carry cash balances at financial institutions in excess of the Federally insured limits of $250,000.

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

Property and Equipment - Leasehold improvements, furniture, equipment and software are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term.

Rent and Deferred Rent - The Company recognizes rent expense for leases with increasing annual rents on a straight-line basis over the term of the lease. The amount of rent expense in excess of cash payments is classified as deferred rent. Any lease incentives received are deferred and amortized over the term of the lease.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of account payables, accrued expenses and a warrant liability. The carrying amount of accounts payables and accrued expenses approximates their fair value because of the short-term maturity of such.

The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the fair value of its  warrant liability discussed in Note 5. In the accompanying consolidated condensed interim financial statements as of September 30, 2018, the fair value of this warrant liability is included in current liabilities for the 2017 Issuance of Warrants and in long-term liabilities for the February 2018 Issuance of Warrants and the June 2018 Issuance of Warrants. The latter is due to the warrants issued during 2018 having an exercise price substantially higher than the current market value of the Company’s stock; therefore, management considers it a long-term liability.

The following table provides assets and liabilities reported at fair value and measured on a recurring basis at December 31, 2017 and September 30, 2018 (in thousands):

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability as of December 31, 2017:	$503	$—	$—	$503
Fair value of warrant liability as of September 30, 2018:	$3,079	$—	$—	$3,079

 The table below (in thousands) of Level 3 liabilities begins with the valuation as of the beginning of the third quarter and then is adjusted for the issuances and exercises that occurred during the third quarter of 2018 and adjusts for balances for changes in fair value that occurred during the current quarter. The ending balance of the Level 3 financial instrument presented above represents our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Three months ended September 30, 2018:	Warrant Liability – Current	Warrant Liability – Long-Term	Warrant Liability – Total
Balance, June 30, 2018	$451	$3,202	$3,653
Exercise of warrants	—	—	—
Issuances of warrants	—	—	—
Change in fair value - net	(82)	(492)	(574)
Balance, September 30, 2018	$369	$2,710	$3,079

The table below (in thousands) of Level 3 liabilities begins with the valuation as of December 31, 2017 and then is adjusted for the issuances, exercises, and the changes in fair value that occurred during the nine months ended September 30, 2018. The ending balance of the Level 3 financial instrument presented above represents our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Nine months ended September 30, 2018:	Warrant Liability – Current	Warrant Liability – Long-Term	Warrant Liability – Total
Balance, December 31, 2017	$503	$—	$503
Exercise of warrants	(13)	—	(13)
Issuances of warrants	—	4,203	4,203
Change in fair value - net	(121)	(1,493)	(1,614)
Balance, September 30, 2018	$369	$2,710	$3,079

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months and nine months ended September 30, 2018, the Company’s potentially dilutive shares, which were not included in the calculation of net loss per share, included options to purchase 2,769,000 common shares and warrants to purchase 3,784,515 common shares as inclusion of these securities would have been anti-dilutive. For the three months and nine months ended September 30, 2017, the Company's potentially dilutive shares, which were not included in the calculation of net loss per share, included options to purchase 670,000 common shares and warrants to purchase 702,576 common shares as inclusion of these securities would have been anti-dilutive.

Reclassifications – A reclassification was made to the prior period financial statements to conform to the 2018 presentation. Such reclassification did not affect net loss as previously reported. Historically, "accrued expenses and current liabilities" were included in the line item "accounts payable and accrued expenses". Management believes these costs are best shown as separate line items and, as such, a reclassification was made to the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 by reducing “Accounts payable" and now creating a new line item “Accrued expenses and other liabilities”.

Subsequent Events - The Company’s management reviewed all material events through the date these consolidated financial statements were issued for subsequent events disclosure consideration, see Note 9 - "Subsequent Events".

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases Targeted Improvements ("ASU 2018-11"). ASU 2018-11 assists stakeholders with implementation questions and issues as organizations prepare to adopt the new leases standard. The Company is currently evaluating the impact that this standard will have on its financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 affects all entities that enter into share-based payment transactions for acquiring goods and services from non-employees. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption permitted, but no earlier than an entity's adoption date of Topic 606. The Company is currently evaluating the impact that this standard will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this ASU. The Company is currently evaluating the impact that this standard will have, if any, on its financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. Property and Equipment, net

Property and equipment, net consists of the following: (in thousands):

	September 30, 2018	December 31, 2017
Office furniture and equipment	$169	$5
Leasehold improvements	118	—
Computer equipment	76	48
Software	71	—
Lab equipment	7	4
Total	$441	$57
Less: accumulated depreciation	(50)	(24)
Property and equipment, net	$391	$33

During the nine months ended September 30, 2018 and 2017, the Company recorded $0.03 and $0.01 million of depreciation expense, respectively. Leasehold improvements as of September 30, 2018, includes $0.08 million of tenant improvement allowance paid by the landlord. There were none in 2017.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following components (in thousands):

	September 30, 2018	December 31, 2017
Accrued license fees and sponsored research agreements	$1,088	$260
Accrued payroll	194	250
Accrued clinical testing	152	320
Accrued legal and professional fees	194	50
Accrued other	197	22
Total accrued expenses and other liabilities	$1,825	$902

5. Warrant Liability

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

Estimated volatility is a measure of the amount by which its stock price is expected to fluctuate each year during the expected life of the warrants. Where appropriate, the Company used the historical volatility of peer entities due to the lack of sufficient historical data of its stock price during the years 2017 - 2018.

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

The Company also entered into a placement agent agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to serve as exclusive placement agent for the issuance and sale of the common shares and warrants. The Company paid Roth an aggregate fee equal to 6.5% of the gross proceeds received from the sale of the securities in the transactions. Pursuant to the Placement Agency Agreement, the Company also issued Roth warrants to purchase up to 3% of the aggregate number of shares of common stock sold in the transactions (the “Roth Warrants”) or 32,779 shares. The Roth Warrants have substantially the same terms as the investor warrants described above, except that the Roth Warrants will expire on June 21, 2023 and have an exercise price of $2.3155 per share. The Roth Warrants and the shares issuable upon exercise of the Roth Warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws. The Company also reimbursed Roth for its expenses of $50,000. The Company agreed to give Roth a nine months right of first refusal to act as its lead underwriter or exclusive placement agent for any further capital raising transactions the Company undertakes. With certain exceptions, the Company also granted Roth a 6-month tail fee equal to the cash and warrant compensation in the offering, if any investor with which Roth had substantive discussions with respect to the offering, provides MBI with further capital during such six-month period following termination of its engagement of Roth.

The assumptions used in the BSM model for the June 2018 warrants are as follows:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Risk-free interest rate	2.93%-2.95%	N/A
Volatility	80%	N/A
Expected life (years)	4.72-5.23	N/A
Dividend yield	—%	N/A

A summary of the Company's June 2018 Warrant activity and related information follows:

Description	Number of Shares Under Warrant	Range of Warrant Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance as of January 1, 2018	—	—	—	—
Granted	742,991	$2.02-$2.32	$2.03	5.22
Exercised	—	—	—	—
Expired	—	—	—	—
Balance as of September 30, 2018	742,991	$2.02-$2.32	$2.03	5.22
Vested and exercisable at September 30, 2018	—	$2.02-$2.32	$2.03	—

February 2018 Issuance of Warrants

On February 16, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors for the sale of 4,290,000 shares of its common stock, at a purchase price of $2.10 per share. Concurrently with the sale of the common shares, pursuant to the Purchase Agreement, the Company also sold warrants to purchase 2,145,000 shares of common stock. The total number of warrants issued were 2,273,700, which includes the Roth Warrants below. The Company sold the common shares and warrants for aggregate gross proceeds of approximately $9.0 million. Subject to certain beneficial ownership limitations, the warrants became exercisable on the six-month anniversary of the issuance date at an exercise price equal to $2.80 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for 5 years from the initial exercise date. The closing of the sales of these securities under the Purchase Agreement occurred on February 21, 2018.

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

The Company also entered into a placement agent agreement (the “Placement Agency Agreement”) with Roth, pursuant to which Roth agreed to serve as exclusive placement agent for the issuance and sale of the common shares and warrants. The Company paid Roth an aggregate fee equal to 6.5% of the gross proceeds received from the sale of the securities in the transactions. Pursuant to the Placement Agency Agreement, the Company also issued Roth warrants to purchase up to 3% of the aggregate number of shares of common stock sold in the transactions (the “Roth Warrants”) or 128,700 shares. The Roth Warrants have substantially the same terms as the investor warrants described above, except that the Roth Warrants will expire on February 15, 2023. The Roth Warrants and the shares issuable upon exercise of the Roth Warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws. The Company also reimbursed Roth for its expenses of $75,000. The Company agreed to give Roth a nine-month right of first refusal to act as its lead underwriter or exclusive placement agent for any further capital raising transactions it undertakes. With certain exceptions, the Company also granted Roth a six-month tail fee equal to the cash and warrant compensation in the offering, if any investor with which Roth had substantive discussions with respect to the offering, provides MBI with further capital during such six-month period following termination of its engagement of Roth.

The assumptions used in the BSM model for the February 2018 warrants are as follows:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Risk-free interest rate	2.92%-2.94%	N/A
Volatility	80%	N/A
Expected life (years)	4.38-4.88	N/A
Dividend yield	—%	N/A

A summary of the Company's February 2018 Warrant activity and related information follows:

Description	Number of Shares Under Warrant	Range of Warrant Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2018	—	—	—	—
Granted	2,273,700	$2.80	$2.80	4.89
Exercised	—	—	$—	—
Expired	—	—	$—	—
Balance at September 30, 2018	2,273,700	$2.80	$2.80	4.89
Vested and Exercisable at September 30, 2018	2,273,700	$2.80	$2.80	4.89

February 2017 Issuance of Warrants

On February 9, 2017, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the several underwriters identified therein (collectively, the “Underwriters”), pursuant to which it sold in a registered public offering (the “Offering”), 3,710,000 units, priced at a public offering price of $1.35 per unit (the closing price that day was $1.50), with each unit consisting of: (i) one share of common stock, (ii) a 5-year Series A warrant to purchase 0.50 of a share of common stock, (iii) a 90-day Series B warrant to purchase one share of common stock, and (iv) a 5-year Series C warrant to purchase 0.50 of a share of common stock. The Series C warrants in a unit could only be exercised to the extent and in proportion to a holder of the Series C warrants exercising its Series B warrants included in the unit. The Series A and Series C warrant have an exercise price of $1.50 per share of common stock. The Series B warrant had an exercise price of $1.35 per share of common stock.

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

The assumptions used in the BSM and MCM models for the February 2017 warrants are as follows:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Risk-free interest rate	2.89%	1.68%-1.86%
Volatility	77.50%	80.00%-160.11%
Expected life (years)	3.37	0.5-5.0
Dividend yield	—%	—%

A summary of the Company's February 2017 warrant activity and related information follows:

Description	Number of Shares Under Warrant	Range of Warrant Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at January 1, 2018	419,772	$1.35-$1.50	$1.46	4.38
Granted	—	—	$—	—
Exercised	(9,752)	—	$1.50	—
Expired	—	—	$—	—
Balance at September 30, 2018	410,020	$1.50	$1.50	3.38
Vested and exercisable at September 30, 2018	410,020	$1.50	$1.50	3.38

Warrant Activity

The Series B Warrants and the unvested Series C Warrants expired in May 2017. Therefore, the associated warrant liability of $1.2 million was extinguished on that date and no other Series B Warrants were exercised.

On September 30, 2018, the warrants were revalued with a fair value determination of $3.1 million which included a fair value adjustment for the three and nine months ended of $0.6 million and $1.6 million, respectfully, and was included as a gain in "Gain (loss) from change in fair value of warrant liability" in the accompanying financial statements.

During the three months ended September 30, 2018, there was no additional warrant activity except for the revaluation of the warrant liability.

6. Equity

The Company is authorized to issue 80,000,000 shares of which 5,000,000 shares of preferred stock are authorized and 75,000,000 shares of common stock are authorized.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock. Its certificate of incorporation authorizes the board to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. As of September 30, 2018, there was no preferred stock issued.

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

Any sales of Shares pursuant to the Agreement will be made under its effective “shelf” registration statement on Form S-3 (File No. 333-219434) which became effective on August 21, 2017 and the related prospectus supplement and the accompanying prospectus, as filed with the SEC on September 15, 2017. Under the ATM Agreement, the Company may sell shares through an Agent by any method that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act.

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

During the nine months ended September 30, 2018, the Company did not sell any shares under this ATM Agreement.

Adoption of 2015 Stock Plan

On December 5, 2015, the Board of Directors of the Company approved the Company’s 2015 Stock Plan, which was amended on April 22, 2016 and on April 6, 2018. The expiration date of the plan is December 5, 2025 and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants under the plan is currently 4,500,000 shares. The awards under the 2015 Stock Plan can be in the form of stock options, stock awards or stock unit awards.

The following is a summary of option activities for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years) #	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,345,000	$1.93	$3.50	9.07	$83,000
Granted	1,429,000	$1.29	$1.81
Forfeited or expired	(5,000)	$1.75	$2.49
Outstanding, September 30, 2018	2,769,000	$1.80	$2.63	8.69	$70,000

Exercisable, September 30, 2018	346,250	$2.87	$4.58	7.55	$70,000

In October 2018, a former employee exercised 25,000 options at $0.20 per share with the Company receiving $5,000 in gross proceeds.

In January 2018, the Company granted to a new member of its science advisory board options in the aggregate to purchase 10,000 shares of the Company’s common stock with an exercise price of $1.89 per share, a term of 10 years, and a vesting period of 4 years.

In January 2017, the Company granted members of its science advisory board options in the aggregate to purchase 20,000 shares of the Company’s common stock with an exercise price of $2.31 per share, a term of 10 years, and a vesting period of 4 years. The exercise price was based upon the closing price of the stock on the day of the grant. The options have an aggregated fair value of $35,196 that was calculated using the Black-Scholes option-pricing model. In July and August 2017, the Company granted options to the Board and a management member to purchase 140,000 shares of the Company's common stock with exercise prices of $1.87 and $2.88, respectively, with a term of 10 years and a vesting period of 4 years. The options have an aggregated fair value of $0.2 million, calculated using the Black-Scholes option-pricing model.

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	0.95% - 2.24%	1.3% - 2.24%
Volatility	70.18% - 89.11%	70.18% - 89.11%
Expected life (years)	5 to 6.25	5 to 6.25
Expected dividend yield	—	—

Stock-based compensation for the three and nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative	$207	$264	$709	$481
Research and development	37	2	116	6
Total	$244	$266	$825	$487

Options granted during 2018 have an aggregated fair value of $1.8 million that was calculated using the Black-Scholes option-pricing model. As of September 30, 2018, total compensation cost not yet recognized was $3.4 million and the weighted average period over which this amount is expected to be recognized is 3.04 years. No options were exercised during the nine months ended September 30, 2018. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the above paragraph and table. The expected term of the options was computed using the "plain vanilla" method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin 107 because the Company does not have sufficient data regarding employee exercise behavior to estimate the expected term. The volatility was determined by referring to the average historical volatility of a peer group of public companies because the Company does not have sufficient trading history to determine our historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Consulting Agreement

In 2017, the Company entered into a consulting agreement for its investor relations operations. The consulting agreement initially covered a period of twelve months from the commencement date of July 29, 2017 and was extended in April 2018 until March 31, 2019. Pursuant to the original consulting agreement, in exchange for the consulting services, the Company issued two warrants (collectively, the “Warrants”) to purchase 100,000 and 50,000 shares of common stock at exercise prices of $2.41 and $3.00 per share. Each of the Warrants vests over a 12-month period in equal monthly installments starting July 29, 2017, provided that the consultant is providing services to the Company pursuant to the consulting agreement on each vesting date. The Warrants became initially exercisable on August 8, 2017 and expire five years from the initial exercise date. The Company recorded stock compensation expense for the non-employee consulting agreement of $37,715 and $109,240 for the three and nine months ended September 30, 2018 based on the fair value of the warrants vested as of September 30, 2018. In connection with the extension of the consulting agreement, the Company issued the consultant a 3-year warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 per share vesting in four quarterly installments.

$9 million Registered Direct Offering

On February 16, 2018, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale of 4,290,000 shares of MBI's common stock, at a purchase price of $2.10 per share. Concurrently with the sale of the common shares, pursuant to the Purchase Agreement, the Company also sold warrants to purchase 2,145,000 shares of common stock. The Company sold the common shares and warrants for aggregate gross proceeds of approximately $9.0 million. The net proceeds from the transactions was approximately $8.2 million after deducting certain fees due to the placement agent and transaction expenses. Subject to certain beneficial ownership limitations, the warrants became exercisable on the six-month anniversary of the issuance date at an exercise price equal to $2.80 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the Purchase Agreement occurred on February 21, 2018. See placement agency agreement with Roth in Note 5 - Warrant Liability.

$2.3 million Registered Direct Offering

On June 22, 2018, the Company entered into a definitive agreement with institutional investors for a registered direct offering of securities with gross proceeds of approximately $2.3 million. In connection with the offering, the Company issued 1,092,636 registered shares of common stock at a purchase price of $2.105 per share. Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from the Company an unregistered warrant to purchase 0.65 of a share of common stock. The warrants have an exercise price of $2.02 per share, will be exercisable six months from the date of issuance, and will expire five years from the initial exercise date. Roth served as sole placement agent for the offering.

7. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal, state, or foreign income taxes in 2018 as a result of the losses recorded during the three and nine months ended September 30, 2018 and the additional losses expected for the remainder of 2018 and cumulative Net Operating Losses. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of September 30, 2018, the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and nine months ended September 30, 2018 and 2017. The effective tax rate for the three and nine months ended September 30, 2018 and 2017 was 0%. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. As of December 31, 2017, the Company estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of the 2017 filing. The amount related to the remeasurement of deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was an expense of $1.6 million. Since the Company maintains a full valuation allowance against its deferred tax assets, there was no net impact to the Company's earnings on this remeasurement of its gross deferred tax assets. As of the date of the fourth quarter 2017 filing, we asserted that the effects of this remeasurement were a provisional amount in accordance with the guidance of Staff Accounting Bulletin No. 118 ("SAB 118"). As of September 30, 2018, the Company has determined that no changes are expected to the provisional amount recorded in the fourth quarter of 2017. As such, the Company considers the accounting to be complete as of the first quarter of 2018 for the remeasurement of deferred tax asset and liabilities in accordance with the Tax Act.

8. Commitments and Contingencies

In addition to the commitments and contingencies elsewhere in these notes, see below for a discussion of our commitments and contingencies as of September 30, 2018.

Lease Obligations Payable

On March 22, 2018, the Company entered into a Lease Agreement (the “Lease”) with IPX Memorial Drive Investors, LLC (the “Landlord”) for the lease of 2,333 rentable square feet “RSF”, which we will use for its corporate office space and headquarters. The term of the Lease began in August 2018 and will continue for an initial term of 66 months, which may be renewed for an additional 5 years. The Company is required to remit base monthly rent of approximately $4,300 which will increase at an average approximate rate of 3% each year. The Company is also required to pay additional rent in the form of our pro-rata share of certain specified operating expenses of the Landlord. The newly leased space is located in Houston, Texas. The corporate office lease will be classified as an operating lease.

MD Anderson

Under agreements associated with Annamycin, the WP1122 Portfolio, and the WP1066 Portfolio, which includes WP1732, all described below, the Company is responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees can cost as high as $100,000 depending upon the anniversary. Milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $500,000. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $600,000. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $600,000, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $0.2 million during the nine months ended September 30, 2018 and 2017, respectively. On June 29, 2017, the Company entered into an agreement with MD Anderson licensing certain technology related to the method of preparing Liposomal Annamycin.

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

MBI entered into an out-licensing agreement with Houston Pharmaceuticals, Inc. (“HPI”), pursuant to which we have granted certain intellectual property rights to HPI, including rights covering the potential drug candidate, WP1066 (“HPI Out-Licensing Agreement”). Under the HPI Out-Licensing Agreement MBI must make quarterly sponsored research payments totaling $0.75 million for the first twelve quarters following the effective date of May 2, 2016, of the HPI Out-Licensing Agreement, or May 2, 2016, in consideration for the right to development data related to the development of licensed products. Notwithstanding our obligation to make the foregoing payments, the HPI Out-Licensing Agreement does not obligate HPI to conduct any research or to meet any milestones. Upon payment in the amount of $1.0 million to HPI within three years of the effective date of the HPI Out-Licensing Agreement ("HPI Option Repurchase Payment") MBI will regain all rights to the licensed subject matter and rights to any and all development data and any regulatory submissions including any IND, NDA or ANDA related to the licensed subject matter and can end the license without any other obligation other than the aforementioned quarterly sponsored research payments. In the event that MBI does not exercise our right to regain our rights to the licensed subject matter within three years of the effective date of the HPI Out-Licensing Agreement by paying the HPI Repurchase Payment, the license granted to HPI shall convert to an exclusive license upon HPI’s written notice and the Company shall be obligated to transfer all existing data relating to licensed subject matter including any development data and any IND to HPI.

During the nine months ended September 30, 2018, management concluded that it was more likely than not that the Company will pay in the near term the HPI Repurchase Payment. The $1.0 million accrual for this payment is recorded on the balance sheet as a liability as of September 30, 2018 under "Accrued expenses and other liabilities" and expensed under "Research and development" during the period. Fees related to HPI expensed and the accrual for the HPI Repurchase Payment totaled $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $0.2 million for the nine months ended September 30, 2018, and 2017, respectively.

In February 2018, MBI entered into a license agreement with MD Anderson covering a new group of molecules recently discovered in connection with research it has been sponsoring there called WP1732, a part of the WP1066 Portfolio.

Sponsored Research Agreements with MD Anderson

On January 9, 2017, MBI amended our Sponsored Laboratory Study Agreement with MD Anderson whereby we paid $0.3 million in 2017, and the agreement was extended to October 31, 2018. On December 4, 2017, MBI extended this Agreement until October 31, 2019 for total payment amount of $0.35 million spread over that period of time.  Of this amount, $0.24 million was paid in the first quarter of 2018 and the final payment of $0.11 million was paid in the third quarter of 2018. On September 25, 2018, we extended this Agreement until October 31, 2020 for total payment amount of $0.4 million spread over that period of time. Of this amount, $0.27 million is expected to be paid in the fourth quarter of 2018, and the final payment of $0.13 million is due January 31, 2019. The expenses recognized under the MD Anderson agreement with regards to the Sponsored Laboratory Study were $0.1 million and $0.04 million for the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.1 million, for the nine months ended September 30, 2018 and 2017, respectively.

Other Licenses

In 2015, we obtained the rights and obligations for certain patent and technology development and license agreements with Dermin Sp. Zoo (“Dermin”). In connection with such agreements, certain intellectual property rights related to Annamycin, our WP1122 portfolio, and our WP1066 portfolio have been licensed to Dermin and Dermin has been granted a royalty-bearing, exclusive license to manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property. With respect to Annamycin, the license is limited to the countries of Poland, Ukraine, Czech Republic, Hungary, Romania, Slovakia, Belarus, Lithuania, Latvia, Estonia, Netherlands, Turkey, Belgium, Switzerland, Austria, Sweden, Greece, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland, Kazakhstan, Russian Federation, Uzbekistan, Georgia, Armenia, Azerbaijan and Germany; provided that we have the right to remove Germany from the list of covered territories with a $500,000 payment. With respect to WP1122, the license is limited to the countries of Belarus, Russia, Kazakhstan, Uzbekistan, Turkmenistan, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Ukraine. With respect to WP1066, the license is limited to the countries of Belarus, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Ukraine. In each case, Dermin will pay a royalty for the sale of any licensed product in the licensed territories and will pay all out-of-pocket expenses incurred in filing, prosecuting and maintaining the licensed patents for which the license has been granted in the licensed territories. Dermin also agreed to provide a percentage of certain consideration that Dermin receives pursuant to sublicense agreements.

Employment Agreements

The Company has agreements with eight employees to provide certain benefits in the event of termination where the base salary and certain other benefits would aggregate approximately $1.2 million using the rate of compensation in effect at September 30, 2018.

9. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, see below for a discussion of our subsequent events occurring after September 30, 2018.

 On October 4, 2018, the Company entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park
Capital Fund, LLC ("Lincoln Park" or "LPC") and a registration rights agreement (the "LP Registration Agreement") pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $20.0 million worth of the Company’s common stock.

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

Our most mature drug candidate is Annamycin, an anthracycline being studied for the treatment of relapsed or refractory AML. Annamycin had been in clinical trials pursuant to an investigational new drug application, or IND, that had been filed with the U.S. Food and Drug Administration, or FDA. Due to a lack of development activity by a prior drug developer, this IND was terminated. To permit the renewed investigation of Annamycin, we submitted a new IND for a Phase I/II trial for the treatment of relapsed or refractory AML in August 2017, which the FDA allowed to go into effect in September 2017. Currently, four sites are open and recruiting patients in this US trial.

We have five other drug development projects:

• WP1066 has an approved physician-sponsored clinical trial open for enrollment for the treatment of brain tumors and is also being evaluated for potential treatment of pediatric brain tumors, as well as, AML and pancreatic cancer,
• WP1220, an analog of WP1066, is being studied for the topical treatment of cutaneous T-cell lymphoma (CTCL) for which we have filed a Clinical Trial Application (CTA) in Poland which, if approved, will give us a third drug in clinical trial,
• WP1732, another analog of WP1066 that we believe is particularly well suited for intravenous administration is being evaluated for potential treatment of AML, pancreatic and other cancers, and
• WP1122 and WP1234 are being evaluated for their potential to treat brain tumors and pancreatic cancer via their ability to inhibit glycolysis.

We have been granted royalty-bearing, worldwide, exclusive licenses for the patent and technology rights related to all of our drug technologies, as these intellectual property rights are owned in part or entirely by MD Anderson. The Annamycin drug substance is no longer covered by any existing patent protection, however, we intend to submit patent applications for formulation, synthetic process and reconstitution related to our Annamycin drug product candidate, although there is no assurance that we will be successful in obtaining such patent protection. Independently from potential patent protection, we have received Orphan Drug designation from the FDA for Annamycin for the treatment of AML, which may provide tax and other benefits during product development, and if the product is approved for AML, may lead to a grant of a seven-year market exclusivity. Under that exclusivity, which runs from the date of approval of a New Drug Application (NDA) in the United States, the FDA generally (there are important exceptions) could not approve another Annamycin product for AML. We also intend to apply for similar status in the European Union (EU) where market exclusivity extends to 10 years from the date of Marketing Authorization Application (MAA) approval. Separately, the FDA may also grant market exclusivity of 5 years for newly approved new chemical entities (which we believe Annamycin would be), but there can be no assurance that such exclusivity will be granted.

 Patient treatment began in the US in March 2018. In addition, we continue to recruit and contract with clinics both in the United States and Poland. We can provide no assurance of additional recruitment or that treatments will occur in the near term and on a timely basis, if at all.

With regard to additional potential Annamycin clinical activity, we received Polish National Office approval in June 2018 for a CTA in Poland, which enables us to begin a Phase I/II clinical trial there to study with Annamycin for the treatment of relapsed or refractory AML. This will be in addition to the previously announced allowance of our IND in the United States. In Poland, while the clinical trial and the first site were approved in June 2018, we continue to answer inquires and requests for additional information required for final approval by two different authorities - one in Europe and one in Poland - necessary to ship Annamycin drug product to Poland. Such approval is not necessary for use of Annamycin drug product in the US and we have Annamycin drug product ready and available in the US to treat potential patients. We expect to obtain the necessary approvals, ship Annamycin drug product and treat patients in Poland at the latest by the end of the first quarter of 2019. Due to this issue, we currently estimate that our recommended Phase II dose will not be obtained until sometime in 2019.

 We can provide no assurance that we will obtain the necessary approvals to ship drug product or that additional sites, recruitment or treatments will occur in the near term or on a timely basis, if at all.

On May 1, 2018, we engaged another CRO to evaluate additional countries for the expansion of our AML clinical trial, specifically Australia and several Western European countries to provide additional clinical sites to improve access for patients to our Phase I/II trial.

  In July 2018, the physician-sponsored WP1066 Phase I clinical trial for the treatment of glioblastoma and melanoma metastasized to the brain opened for recruitment in the US.

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

Annamycin

Our most mature candidate is Annamycin, for which FDA has allowed an IND to go into effect for a Phase I/II trial for the treatment of relapsed or refractory AML and for which the agency has granted Orphan Drug designation for the treatment of AML. We are conducting Phase I/II clinical trials for Annamycin as a monotherapy for the treatment of relapsed or refractory AML in the United States and in Poland.

Clinical Trials for Annamycin

In October 2016, we adjusted our clinical strategy for Annamycin by adding in a Phase I arm to our trial, which adds expense to our development effort. We believe this change in strategy will add several months to the eventual final approval of the drug, if the drug is approved.

Because the prior developer of Annamycin allowed their IND to lapse, we were required to submit a new IND for continued clinical trials with Annamycin. We filed our IND application for Annamycin, with the clinical strategy of increasing the maximum tolerable dose, in February 2017. In subsequent discussions with us, FDA requested certain revisions to the protocol, additional information, and additional data related to Chemistry, Manufacturing and Controls ("CMC"). We made the requested revisions to the protocol and included the CMC data in our re-submission of the IND in August 2017 and the FDA allowed this IND in September 2017.

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

We have four sites recruiting patients and ready to provide treatments in the US. Patient treatment began in the US in March 2018. We received Polish National Office approval in June 2018 for a CTA in Poland, which enables us to begin a Phase

I/II clinical trial there to study Annamycin for the treatment of relapsed or refractory AML. We continue to recruit sites in the US and Poland.

In the US, enrollment is open and patients have been treated with Annamycin. In Poland, while the clinical trial and the first site were approved in June 2018, we continue to answer inquiries and requests for additional information required for final approval by two different authorities - one in Europe and one in Poland - necessary to ship Annamycin drug product to Poland. Such approval is not necessary for use of Annamycin drug product in the US and we have Annamycin drug product ready and available in the US to treat potential patients. We expect to obtain the necessary approvals, ship Annamycin drug product and treat patients in Poland at the latest by the end of the first quarter of 2019. Due to this issue, we currently estimate that our recommended Phase II dose will not be obtained until sometime in 2019. We can provide no assurance that we will obtain the necessary approvals to ship drug product or that additional sites, recruitment or treatments will occur in the near term or on a timely basis, if at all.

We believe that patient recruitment for our Annamycin clinical trial in the US has been slow due to the high number of competitive clinical trials, combined with the FDA’s requirement to set the initial dose level relatively low in comparison with previous Annamycin clinical trials. Additionally, we believe that patient recruitment for our clinical trial in Poland will be more successful than in the US due to a comparatively lower number of competitive clinical trials and the protocol there being approved to start at a significantly higher dose than in the US with fewer enrollment screening limitations.

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

Active and Planned Clinical Testing of WP1066 Portfolio

In vitro testing has shown a high level of activity for WP1066 against a wide range of solid tumors, and in vivo testing has shown significant activity against head and neck, pancreatic, stomach, and renal cancers, as well as metastatic melanoma and glioblastoma, among others. In vivo testing in mouse tumor models has suggested that WP1066 inhibits tumor growth, blocks angiogenesis (a process that leads to the formation of blood vasculature needed for tumor growth) and increases animal survival.

With respect to our WP1066 Portfolio, we collaborated with a clinician at MD Anderson who submitted an IND for WP1066 treatment of brain tumors to the FDA. In December 2017, the FDA allowed this application for a Phase I trial of WP1066 in patients with recurrent malignant glioma and brain metastasis from melanoma, to go into effect. This trial opened for recruitment in July 2018 and has begun treating patients with initial results showing bioavailability of the drug in the patients.

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

The WP1122 Portfolio

We have a license agreement with MD Anderson pursuant to which we have been granted a royalty-bearing, worldwide, exclusive license for the patent and technology rights related to our WP1122 Portfolio and similar molecules targeting the treatment of glioblastoma multiforme ("GBM") and related central nervous system malignancies, as well as other highly glycolytic tumors.

We believe this technology has the potential to target a wide variety of solid tumors, which eventually become resistant to all treatments, and thereby provide a large and important opportunity for novel drugs. Notwithstanding this broad potential, we are focused on the treatment of central nervous system malignancies and especially GBM, as well as pancreatic cancer. Although less prevalent than some larger categories of solid tumors, cancers of the central nervous system and pancreatic cancer are particularly aggressive and resistant to treatment. The prognosis for such patients can be particularly grim and the treatment options available to their physicians are among the most limited.

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

Recent Business Developments

Below are recent business developments.

New Independent Study Expands Potential Use of Its Pancreatic Drug Candidate WP1122

On November 8, 2018 we announced that a new mechanism of action may have been uncovered expanding the potential use of our inhibitor of glycolysis, WP1122. A study recently published in the American Cancer Journal of Cancer Research (Am J Cancer Res 2018;8(9):1837-1846) involving researchers at MD Anderson and the Peking University Cancer Hospital Institute has found that 2-deoxyglucose (2-DG) has the potential to decrease resistance to immune checkpoint blockade therapy in triple-negative breast cancer (TNBC) in a process known as “glycosylation.” We believe that this study provides a strong rationale for targeting glycosylation with 2-DG in order to improve outcomes for TNBC.  Historically, 2-DG has not been successfully developed into a drug because of its lack of drug-like properties, including a very short half-life. Fortunately, based on preclinical data, we believe that WP1122, a proprietary prodrug of 2-DG, appears to address that problem and significantly increases the circulation time of 2-DG and its ability to reach specific organs harboring tumors, including the pancreas.

Advancements in the Company's Clinician Sponsored Glioblastoma Phase I Trial

We announced initial dosing of patients in the Phase I clinical trial of our immuno-stimulating STAT3 inhibitor, WP1066 in September 2018. In November, we announced what we believe is positive progress in this trial of our immuno-stimulating STAT3 inhibitor, WP1066, with initial results showing bioavailability of the drug in initial patients treated.

Presentations at the Society for Neuro-Oncology Annual Scientific Meeting in November

We announced in October 2018 that at the upcoming Society for Neuro-Oncology Annual Scientific Meeting, we will present new data from our IND-enabling research with animals that we believe to confirm a highly beneficial metabolism of WP1122 and significant organ accumulation of the inhibitor of glycolysis in the brain and also in the pancreas. Additionally, we announced that investigators at Emory University will present animal model data supporting the potential of WP1066 to treat pediatric brain tumors.

Entered into $20 million Equity Line with Lincoln Park Capital Fund, LLC

On October 4, 2018, we entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park" or "LPC") and a registration rights agreement (the "LP Registration Agreement") pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $20.0 million worth of our common stock.

Under the terms and subject to the conditions of the LP Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million worth of shares of common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on October 30, 2018 ("Commencement Date") as per the LP Registration Agreement. Management believes that this could provide an additional source of capital to fund development of its six drug candidates.

Subsequent to the Commencement Date, no shares of common stock to date have been sold to Lincoln Park pursuant to the LP Purchase Agreement.

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

$9 million Registered Direct Offering

On February 16, 2018, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain institutional investors for the sale by us of 4,290,000 shares of our common stock, at a purchase price of $2.10 per share. Concurrently with the sale of the common shares, pursuant to the Purchase Agreement, we also sold warrants to purchase 2,145,000 shares of common stock. We sold the common shares and warrants for aggregate gross proceeds of approximately $9.0 million with net proceed approximating $8.2 million. Subject to certain beneficial ownership limitations, the warrants became exercisable on the six-month anniversary of the issuance date at an exercise price equal to $2.80 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the Purchase Agreement occurred on February 21, 2018.

Establishing an Australian Subsidiary

   In June 2018, the Company formed Moleculin Australia Pty. Ltd., a wholly-owned subsidiary to oversee pre-clinical development in Australia. The Australian government provides a aggressive incentive for research and development carried out in their country. We believe having an Australian subsidiary provides a great opportunity to speed up pre-clinical development and could reduce the overall cost of our continued drug development efforts.

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

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (in thousands):

Moleculin Biotech, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	1,332	1,061	6,801	2,260
General and administrative	1,248	1,338	3,859	2,987
Depreciation	11	5	27	13
Total operating expenses	2,591	2,404	10,687	5,260
Loss from operations	(2,591)	(2,404)	(10,687)	(5,260)
Other income (expense):
Gain (loss) from change in fair value of warrant liability	573	(470)	1,614	(2,753)
Gain from settlement of liability	—	—	—	149
Gain from expiration of warrants	—	—	—	1,238
Other expense	(21)	9	(23)	8
Interest income (expense), net	1	(1)	5	(2)
Net loss	$(2,038)	$(2,866)	$(9,091)	$(6,620)

Three Months Ended September 30, 2018 compared to three months ended September 30, 2017

Research and Development Expense. Research and development (R&D) expense was $1.3 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. The increase of approximately $0.3 million mainly represents an increase of approximately: $0.2 million related to an increase in R&D associated headcount costs and $0.1 million providing clinical supply of Annamycin.

General and Administrative Expense. General and administrative expense was $1.2 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively. The decrease of approximately $0.1 million was mainly attributable to a decrease in investor relations expenses compared to the third quarter of 2017.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.6 million in the third quarter of 2018 as compared to a loss of approximately $0.5 million, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings in June 2018, February 2018, and February 2017. We are required to revalue certain of the warrants at the time of each warrant exercise and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes and Monte Carlo Simulation models. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Net Loss. The net loss for the three months ended September 30, 2018 was $2.0 million, which included non-cash income of $0.6 million on the gain in fair value of our warrant liability, which was offset by noncash charges for $0.2 million related to stock-based compensation and other stock-based expenses.

Nine Months Ended September 30, 2018 compared to nine months ended September 30, 2017

Research and Development Expense. R&D expense was $6.8 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of approximately $4.5 million mainly represents an increase of approximately: $2.8 million associated with producing additional drug product for our Annamycin clinical trials and with pre-clinical work on WP1732 in anticipation of filing an IND in 2019, $1.0 million related to the accrual in the second calendar quarter for the HPI Option Repurchase Payment; $0.6 million related to an increase in R&D associated headcount costs; and $0.1 million related to increased travel associated with the increased corporate R&D activity.

General and Administrative Expense. General and administrative expense was $3.9 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of approximately $0.9 million was mainly attributable to the increase in headcount and associated payroll costs of $0.6 million; $0.2 million of stock-based compensation; increased consulting fees of $0.1 million; and, offset slightly by decreases of approximately $0.03 million in other expenses. Such increases are due to the increased corporate activity as we enter clinical trials for Annamycin and WP1066 and the increase in our our pre-clinical work on WP1732 and WP1122.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $1.6 million in the first nine months of 2018 as compared to a loss of approximately $2.8 million in 2017, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings in June 2018, February 2018, and February 2017. We are required to revalue certain of the warrants at the time of each warrant exercise and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes and Monte Carlo Simulation models. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Net Loss. The net loss for the nine months ended September 30, 2018 was $9.1 million, which included non-cash income of $1.6 million on the gain in fair value of our warrant liability, which was offset by noncash charges for $0.8 million related to stock-based compensation and other stock-based expenses.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	(9,093)	(4,934)
Net cash used in investing activities	(303)	(12)
Net cash provided by financing activities	10,284	8,675
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net increase in cash and cash equivalents	886	3,729

Cash used in operating activities

Cash used in operations was $9.1 million for the nine months ended September 30, 2018. This increase over the prior year of $4.2 million was mainly due to an increase in headcount and general company activity as we began our U.S. clinical trial for Annamycin, began working on expanding the trial outside of the US, and began pre-clinical work on WP1732 and WP 1066.

Cash used in investing activities

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2018 compared to $0.012 million for the nine months ended September 30, 2017. We purchased furniture and fixtures, incurred leasehold improvements on the new office location and began work on installing a new accounting system.

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

In February 2018, we entered into a securities purchase agreement with certain institutional investors for the sale by us of 4,290,000 shares of our common stock, at a purchase price of $2.10 per share. Concurrently with the sale of the common shares, we also sold warrants to purchase 2,145,000 shares of common stock. We sold the common shares and warrants for net proceeds of approximately $8.2 million after deducting certain fees due to the placement agent and transaction expenses. Subject to certain beneficial ownership limitations, the warrants became exercisable on the six-month anniversary of the issuance date at an exercise price equal to $2.80 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date.

In February 2017, we completed a public offering of our common stock and warrants, pursuant to which during the nine months ended September 30, 2017. we received approximately $8.7 million in net proceeds including the exercise of a portion of the warrants and deducting underwriting discounts and commissions and estimated offering expenses.

Purchase Agreement and Registration Rights Agreement for $20.0 Million with Lincoln Park

On October 4, 2018, we entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park" or "LPC") and a registration rights agreement (the "LP Registration Agreement") pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $20.0 million worth of our common stock, $0.001 par value per share (“Common Stock”).

Under the terms and subject to the conditions of the LP Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million worth of shares of Common Stock. Such sales of Common Stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on October 30, 2018 ("Commencement Date") as per the LP Registration Agreement. Subsequent to the Commencement Date, no shares of Common Stock to date have been sold to Lincoln Park pursuant to the LP Purchase Agreement.

Thereafter, under the LP Purchase Agreement, on any business day selected by us, we may direct LPC to purchase up to 100,000 shares of Common Stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 200,000 shares, provided that the closing sale price of the Common Stock is not below $2.25 on the purchase date (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the LP Purchase Agreement) and (ii) the Regular Purchase may be increased to up to 250,000 shares, provided that the closing sale price of the Common Stock is not below $2.75 on the purchase date (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the LP Purchase Agreement). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. In addition, upon the first business day after the Commencement Date, we could have directed a one-time tranche purchase of $1,000,000 worth of shares to Lincoln Park. We did not act upon this option. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of our common stock immediately preceding the time of sale without any fixed discount. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the Common Stock exceeds certain threshold prices as set forth in the LP Purchase Agreement.

Under applicable rules of The NASDAQ Capital Market, in no event may we issue or sell to Lincoln Park under the LP Purchase Agreement more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the LP Purchase Agreement (which is 5,369,613 shares based on 26,861,497 shares outstanding immediately prior to the execution of the LP Purchase Agreement) (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock to Lincoln Park under the LP Purchase Agreement equals or exceeds $1.6235, such that issuances and sales of the common stock to Lincoln Park under the LP Purchase Agreement would be exempt from the Exchange Cap limitation under applicable NASDAQ rules. In any event, the LP Purchase Agreement specifically provides that we may not issue or sell any shares of our common stock under the LP Purchase Agreement if such issuance or sale would breach any applicable NASDAQ rules.

Lincoln Park has no right to require us to sell any shares of common stock to LPC, but LPC is obligated to make purchases as we direct, subject to certain conditions. In all instances, we may not sell shares of our common stock to Lincoln Park under the LP Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of our common stock. There are no upper limits on the price per share that Lincoln Park must pay for shares of common stock.

We have agreed with Lincoln Park that we will not enter into any “variable rate” transactions with any third party for a period defined in the Purchase Agreement. We issued to Lincoln Park 243,013 shares of Common Stock as commitment shares in consideration for entering into the LP Purchase Agreement and may issue an additional 121,507 shares pro-rata when and if Lincoln Park purchases (at our discretion) the $20,000,000 aggregate commitment.

The extent to which we utilize the LP Purchase Agreement with Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Lincoln Park under the LP Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we, as well as Lincoln Park may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default under the purchase agreement.

We believe that our existing cash and cash equivalents as of September 30, 2018 will be sufficient to fund our planned operations into the second quarter of 2019, without utilizing the LP Purchase Agreement. Such utilization of the LP Purchase Agreement should extend the funding of our planned operations significantly beyond the second quarter of 2019. Such plans are subject to our stock price and other limitations in the LP Purchase Agreement described above, change in planned expenses depending on clinical enrollment progress and use of drug product.

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

Acquisition and Creation of a Subsidiary

We acquired Moleculin, LLC on May 2, 2016, and, since such date our consolidated financial statements have included the operations of Moleculin, LLC. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired will be recorded as goodwill. We obtained input from third-parties regarding our tangible and intangible assets and other information necessary to measure the fair value of the assets acquired and liabilities assumed in connection with the acquisition of Moleculin, LLC. In June 2018, MBI formed Moleculin Australia Pty. Ltd., (MAPL), a wholly-owned subsidiary, to begin preclinical development in Australia for SP1732. This may enable us to enjoy the benefits of certain research and development tax credits in Australia.

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

During the last quarter of fiscal 2016, and as our operational activities increased, management determined that it does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. Management added a full-time controller in September 2017, a Senior Accountant in February 2018 and a Staff Accountant in September 2018. Furthermore, in June 2018, we began the process of replacing our accounting system with a more robust accounting system that should assist in mitigating this material weakness. During October 2018, we were successful in going live on our new accounting and financial reporting system and we are updating policies and procedures. We also added additional fraud controls with regards to our banking systems during October 2018. Management may further increase its accounting staff to remediate this material weakness.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On October 4, 2018, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $20,000,000 of our common stock. Upon the execution of the Purchase Agreement, we issued 243,013 Commitment Shares to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The remaining shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may require additional financing to sustain our operations and without it we may not be able to continue operations.

We may direct Lincoln Park to purchase up to $20,000,000 worth of shares of our common stock under our agreement over a 36-month period generally in amounts up to 100,000 shares of our common stock, which may be increased to up to 250,000 shares of our common stock depending on the market price of our common stock at the time of sale and subject to a maximum limit of $1,000,000 per purchase, on any such business day. Assuming a purchase price of $1.56 per share (the closing sale price of the common stock on October 4, 2018) and the purchase by Lincoln Park of the 6,730,526 purchase shares, proceeds to us would only be $10.5 million.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $20,000,000 under the Purchase Agreement to Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the quarter ended September 30, 2018.

On October 4, 2018, we entered into a purchase agreement ("LP Purchase Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park" or "LPC") and a registration rights agreement (the "LP Registration Agreement") pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $20.0 million worth of our common stock.

Under the terms and subject to the conditions of the LP Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million worth of shares of common stock. Such sales will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on October 30, 2018 ("Commencement Date") as per the LP Registration Agreement. Subsequent to the Commencement Date, no shares of Common Stock to date have been sold to Lincoln Park pursuant to the LP Purchase Agreement.

We issued to Lincoln Park 243,013 shares of common stock as commitment shares in consideration for entering into the LP Purchase Agreement and may issue an additional 121,507 shares pro-rata when and if Lincoln Park purchases (at our discretion) the $20,000,000 aggregate commitment.

Lincoln Park represented to us, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and we sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Purchase Agreement, dated as of October 4, 2018, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 5, 2018)

10.2
Registration Rights Agreement, dated as of October 4, 2018, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed October 5, 2018)

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

MOLECULIN BIOTECH, INC.

Date: November 13, 2018	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)