Form 10-Q
period 2019-03-31
Moleculin Biotech, Inc.
filed 2019-05-13
CIK 1659617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
 or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MBRX	The NASDAQ Stock Market LLC

The registrant had 45,192,048 shares of common stock outstanding at May 10, 2019.

Moleculin Biotech, Inc.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements
Moleculin Biotech, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$8,782	$7,134
Prepaid expenses and other	831	840
Total current assets	9,613	7,974
Furniture and equipment, net	431	463
Intangible assets	11,148	11,148
Operating lease right-of-use asset	106	—
Total assets	$21,298	$19,585
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,799	$1,246
Accrued expenses and current liabilities	1,251	2,452
Warrant liability - current	2,386	180
Total current liabilities	6,436	3,878
Operating lease liability - long-term, net of current portion	180	—
Deferred rent - long-term	—	107
Warrant liability - long-term	—	1,328
Total liabilities	6,616	5,313
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized, 34,409,030 and 28,528,663 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	34	29
Additional paid-in capital	45,021	40,564
Accumulated other comprehensive income	24	35
Accumulated deficit	(30,397)	(26,356)
Total stockholders’ equity	14,682	14,272
Total liabilities and stockholders’ equity	$21,298	$19,585

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$—	$—

Operating expenses:
Research and development	2,932	1,237
General and administrative	1,591	1,392
Depreciation and amortization	48	8
Total operating expenses	4,571	2,637
Loss from operations	(4,571)	(2,637)
Other income (expense):
Gain from change in fair value of warrant liability	529	709
Interest income (expense), net	1	1
Net loss	$(4,041)	$(1,927)

Net loss per common share – basic and diluted	$(0.14)	$(0.08)
Basic and diluted weighted average common shares outstanding	29,064,913	23,331,685

Net Loss	$(4,041)	$(1,927)
Other comprehensive income (loss):
Foreign currency translation	(11)	—
Comprehensive loss	$(4,052)	$(1,927)

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,041)	$(1,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	8
Stock-based compensation	348	242
Change in fair value of warrant liability	(529)	(709)
Changes in operating assets and liabilities:
Prepaid expenses and other	9	(46)
Accounts payable	1,553	(239)
Accrued expenses and other liabilities	(1,235)	(136)
Net cash used in operating activities	(3,847)	(2,807)
Cash flows from investing activities:
Purchase of fixed assets	(15)	(8)
Net cash used in investing activities	(15)	(8)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	—
Proceeds from exercise of warrants	—	15
Proceeds from sale of common stock, net	5,516	8,200
Net Cash Provided by Financing Activities	5,521	8,215
Effect of exchange rate changes on cash and cash equivalents	(11)	$—
Net change in cash and cash equivalents	1,648	5,400
Cash and cash equivalents, at beginning of period	7,134	7,714
Cash and cash equivalents, at end of period	$8,782	$13,114

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$1
Cash paid for taxes	$2	$5
Initial recognition of operating lease right-of-use asset	$106	$—
Initial recognition of operating lease liabilities	$213	$—
Property and equipment in accrued liabilities	$41	$—

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands except for shares)
(unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance, December 31, 2018	28,528,663	$29	$40,564	$(26,356)	$35	$14,272
Issued for cash - sale of common stock, net of issuance costs of $617	5,250,000	5	3,221	—	—	3,226
Issued to Lincoln Park - sale of common stock	605,367	—	883	—	—	883
Stock options exercised	25,000	—	5	—	—	5
Stock-based compensation	—	—	348	—	—	348
Consolidated net loss	—	—	—	(4,041)	—	(4,041)
Cumulative translation adjustment	—	—	—	—	(11)	(11)
Balance, March 31, 2019	34,409,030	$34	$45,021	$(30,397)	$24	$14,682

Balance, December 31, 2017	21,469,109	$21	$31,577	$(14,480)	$—	$17,118
Warrants exercised	9,752	—	15	—	—	15
Issued for cash - sale of common stock, net of issuance costs of $809	4,290,000	5	5,117	—	—	5,122
Stock-based compensation	—	—	242	—	—	242
Consolidated net loss	—	—	—	(1,927)	—	(1,927)
Balance, March 31, 2018	25,768,861	26	36,951	$(16,407)	$—	$20,570

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business and Liquidity

The terms "MBI" or "the Company", "we", "our", and "us" are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with its focus on the treatment of highly resistant cancers via the development of its oncology drug candidates, all of which are based on license agreements with The University of Texas System on behalf of the M.D. Anderson Cancer Center, which we refer to as MD Anderson. MBI formed Moleculin Australia Pty. Ltd., (MAPL), a wholly-owned subsidiary in June 2018, to begin preclinical development in Australia for WP1732, an analog of WP1066. This may enable the Company to enjoy the benefits of certain research and development tax credits in Australia. In February 2019, the Company entered into an agreement with Animal Life Sciences, LLC ("ALI"), where the Company has granted a sublicense to ALI to research, develop, make, have made, use, offer to sell, sell, export or import and commercialize certain licensed products and share development data. ALI issued to the Company a 10% membership interest in ALI.

Core Technologies - MBI has three core technologies with six drug candidates, all of which are based on discoveries made at MD Anderson. These core technologies are 1) Annamycin, 2) its STAT3 Immune/Transcription Modulators, or simply "Immune/Transcription Modulators", portfolio and 3) its Metabolism/Glycosylation Inhibitor portfolio. The Company’s clinical stage drugs are Annamycin, an anthracycline being studied for the treatment of relapsed or refractory acute myeloid leukemia, or AML and WP1066, an Immune/Transcription Modulator targeting brain tumors, pancreatic cancer and AML. Subsequent to December 31, 2018, WP1220 was approved for a clinical trial in Poland for the treatment of a form of skin cancer, cutaneous T-cell lymphoma (CTCL). WP1220 is part of MBI's Immune/Transcription Modulators portfolio. MBI is also engaged in preclinical development of additional drug candidates, including other Immune/Transcription Modulators, as well as Metabolism/Glycosylation Inhibitors. With the approval of the Polish clinical trial in January 2019 for WP1220 for the treatment of CTCL, the Company now has three drugs in four clinical trials.

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

The Company has five other drug development projects, some of which are also in clinical trials:

•WP1066 has an approved physician-sponsored clinical trial open for enrollment and dosing patients for the treatment of brain tumors and is also being evaluated for potential treatment of pediatric brain tumors, as well as AML and pancreatic cancer,

•WP1220, an analog of WP1066, filed a Clinical Trial Application ("CTA") in Poland for the topical treatment of CTCL which was approved in January 2019, and enrolled its first patients in March 2019,
•WP1732, another analog of WP1066 that the Company believes is particularly well suited for intravenous administration, is being evaluated for potential treatment of AML, pancreatic and other cancers, and MBI has begun pre-clinical work which it expects to generate sufficient data for an IND filing in 2019, and
•WP1122 and WP1234 are being evaluated for their potential to treat brain tumors and pancreatic cancer via their ability to inhibit glycolysis.

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

In September 2017, the Company engaged a CRO to prepare for a proof-of-concept clinical trial in Poland to study its drug candidate WP1220, a part of the WP1066 portfolio, for the treatment of CTCL. The Company subsequently filed a CTA in Poland for this use, which was approved subsequent to December 31, 2018, and gave the Company its third drug in its fourth clinical trial. This trial began enrolling patients in March 2019.

Licenses - The Company has been granted royalty-bearing, worldwide, exclusive licenses for the patent and technology rights related to all of MBI's drug technologies, as these intellectual property rights are owned in part or entirely by MD Anderson. The Annamycin drug substance is no longer covered by any existing patent protection, however, the Company intends to submit patent applications for formulation, synthetic process and reconstitution related to MBI's Annamycin drug product candidate, although there is no assurance that the Company will be successful in obtaining such patent protection. Such technology is also licensed from MD Anderson. Independently from potential patent protection, MBI has received Orphan Drug designation (ODD) from the FDA for Annamycin for the treatment of AML and for WP1066 for the treatment of glioblastoma. ODD may provide tax and other benefits during product development, and if either product is approved, may lead to a grant of seven-year market exclusivity. Under that exclusivity, which runs from the date of the approval of the New Drug Application (NDA) in the United States, the FDA generally (there are important exceptions) could not approve another for the designated indication. The Company also intends to apply for similar status in the European Union (EU) where market exclusivity could extend to 10 years from the date of Marketing Authorization Application (MAA) approval. Separately, the FDA may also grant market exclusivity of 5 years for newly approved new chemical entities (which the Company believes Annamycin would be one), but there can be no assurance that such exclusivity will be granted.

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

2. Basis of presentation, principles of consolidation and significant accounting policies

Basis of Presentation – Unaudited Interim Condensed Consolidated Financial Information - The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim condensed unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2018 and December 31, 2017 and notes thereto contained in the Form 10-K filed with the SEC on February 21, 2019.

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

Use of Estimates - The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of financial statements. Estimates are used in the following areas, among others: fair value estimates on intangible assets, warrants, and stock-based compensation expense, as well as accrued expenses and taxes.

Going Concern - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of March 31, 2019, the Company has incurred an accumulated deficit of $30.4 million since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of March 31, 2019, along with the proceeds from the issuance of equity subsequent to the fiscal quarter discussed in the notes below, is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

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

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented. Intangible assets are tested for impairment on an annual basis, and between annual tests if the Company believes indicators of potential impairment exist, using a fair-value-based approach.

Property and Equipment - Leasehold improvements, furniture, equipment and software are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. Accumulated depreciation on property and equipment was $140,000 at March 31, 2019, and $93,000 at December 31, 2018.

Leases - The Company determines if an arrangement is a lease at contract inception or during modifications or renewal of an existing lease. Operating lease assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company's operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in the Company's operating lease assets in the Company's condensed consolidated balance sheet. The Company has elected the practical expedient and will not separate lease components from nonlease components for its leases. The Company's operating leases are reflected in operating lease right-of-use asset (ROU), accrued expenses and current liabilities, and operating lease liability - long-term in the Company's condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 7 - Commitments and Contingencies - Lease Obligations Payable for additional information related to the Company’s operating leases

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of account payables, accrued expenses and a warrant liability. The carrying amount of accounts payables and accrued expenses approximates their fair value because of the short-term maturity of such.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the fair value of liability discussed in Note 4. In the accompanying consolidated condensed interim financial statements as of March 31, 2019, the fair value of this warrant liability is included in current liabilities for the February 2017 Issuance of Warrants, the February 2018 Issuance of Warrants, the June 2018 Issuance of Warrants, and the March 2019 Issuances of Warrants. Warrant liabilities will be shown as a current liability on the balance sheet when it is deemed more probable than not by management to be exercised within one year.

The following table provides assets and liabilities reported at fair value and measured on a recurring basis at March 31, 2019 and at December 31, 2018 (in thousands):

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability as of March 31, 2019:	$2,386	$—	$—	$2,386
Fair value of warrant liability as of December 31, 2018:	$1,508	$—	$—	$1,508

 The table below (in thousands) of Level 3 liabilities begins with the valuation as of December 31, 2018 and then is adjusted for the issuances and exercises that occurred during the first quarter of 2019 and adjusts for balances for changes in fair value that occurred during the current quarter. The ending balance of the Level 3 financial instrument presented above represents our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

	Warrant Liability – Current	Warrant Liability – Long-Term	Warrant Liability – Total
Balance, December 31, 2018	$180	$1,328	$1,508
Reclass of liability from long-term to current	1,328	(1,328)	—
Issuances of warrants	1,407	—	1,407
Change in fair value - net	(529)	—	(529)
Balance, March 31, 2019	$2,386	$—	$2,386

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The Company's potentially dilutive securities, which were not included in the calculation of net loss per share as inclusion of these securities would have been anti-dilutive are summarized in the table below:

	March 31,
	2019	2018
Warrants	6,777,015	2,941,524
Stock options	2,769,000	1,575,000
Total Common Stock Equivalents	9,546,015	4,516,524

Reclassifications - A reclassification was made to the prior period financial statements to conform to the 2019 presentation. Such reclassification did not affect net loss as previously reported. Historically, "Deferred compensation - related party" was a separate line item on the balance sheet. Management believes that this balance is best shown included in "accrued expenses and other current liabilities," and, as such, a reclassification was made to the balance sheet for the period ended December 31, 2018 to include "deferred compensation - related party" in with "accrued liabilities and other current liabilities."

Subsequent Events - The Company’s management reviewed all material events through the date these consolidated financial statements were issued for subsequent events disclosure consideration, see Note 8 - "Subsequent Events".

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases Targeted Improvements ("ASU 2018-11"). In March 2019, the FASB issued ASU. No. 2019-01, Leases ("ASU 2019-01"). ASU 2019-01 and 2018-11 assists stakeholders with implementation questions and issues as organizations prepare to adopt the new leases standard. The Company adopted this standard on January 1, 2019 and used the effective date of initial application using the modified retrospective transition method. Upon adoption there was no cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2019. Therefore, prior period financial information has not been adjusted and continues to be reflected in accordance with the Company's historical accounting policy. The standard establishes a ROU asset model that requires the lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. (see Note 7. Commitments and Contingencies - Lease Obligations Payable).

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

3. Accrued Expenses and Current Liabilities

Accrued expenses and current liabilities consist of the following components (in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll and bonuses	$639	$492
Accrued clinical testing	230	95
Accrued license fees and sponsored research agreements	196	1,147
Accrued legal and professional fees	103	91
Operating lease liability - current	33	—
Accrued drug manufacturing costs	1	400
Accrued other	49	227
Total accrued expenses and current liabilities	$1,251	$2,452

4. Warrant Liability

As of March 31, 2019, the Company had 6,419,211 warrants outstanding consisting of 2,992,500 warrants issued in March 2019; 742,991 warrants issued in June 2018; 2,273,700 warrants issued in February 2018; and 410,020 warrants issued in February 2017.

A summary of the Company's warrant activity during the three months ended March 31, 2019 and related information follows:

	Number of Shares Under Warrant	Range of Warrant Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2019	3,426,711	$1.50	$2.80	$2.48	4.53
Granted	2,992,500	$1.10	$1.10	$1.10	—
Exercised	—	$—	$—	$—	—
Expired	—	$—	$—	$—	—
Balance at March 31, 2019	6,419,211	$1.10	$2.80	$1.84	4.61

Vested and Exercisable at March 31, 2019	6,419,211	$1.10	$2.80	$1.84	4.61

As discussed in Note 5, in connection with the offering that closed on March 29, 2019, the Company issued warrants to purchase 2,625,000 shares of its Common Stock (each a “Warrant”). The warrants are immediately exercisable at a price of

$1.10 per share, subject to adjustment in certain circumstances, and expire five years from the date of issuance. In connection with the offering, the Company issued Oppenheimer & Co. Inc. a warrant (the “Underwriter Warrant”) to purchase up to 367,500 shares of its Common Stock with an exercise price of $1.10 per share. The Underwriter Warrant expires on March 27, 2024.

The basis of value of the warrant liability is fair value, which is defined pursuant to Accounting Standards Codification (“ASC”) 820 to be “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. The Company uses the Black-Scholes option pricing model (“BSM”) to determine the fair value of its remaining warrants outstanding.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the warrants and is calculated by using the average daily historical stock prices through the day preceding the issuance date.

Estimated volatility is a measure of the amount by which the Company's stock price is expected to fluctuate each year during the expected life of the warrants. Where appropriate, the Company used the historical volatility of peer entities due to the lack of sufficient historical data of its stock price during the years 2017 to 2019.

The assumptions used in the BSM models for its outstanding warrants are as follows:

	Three Months Ended March 31, 2019			Year Ended December 31, 2018
Risk-free interest rate	2.22%	to	2.23%	2.46%	to	2.51%
Volatility	75.00%	to	77.50%	75.00%	to	80.00%
Expected life (years)	2.87	to	5.00	3.12	to	4.98
Dividend yield	—%			—%

5. Equity

The Company is authorized to issue 80,000,000 shares of which 5,000,000 shares of preferred stock are authorized and 75,000,000 shares of common stock are authorized.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock. Its certificate of incorporation authorizes the board to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. As of March 31, 2019, there was no preferred stock issued.

Common Stock

Lincoln Park Transaction

On October 4, 2018, the Company entered into a purchase agreement (the "Purchase Agreement") and a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"). Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from us up to $20.0 million of our common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we issued 243,013 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement and may issue an additional 121,507 commitment shares pro-rata when and if Lincoln Park purchases (at the Company's discretion) the $20.0 million aggregate commitment. The commitment shares were valued at $337,788, recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement. During the three months ended December 31, 2018, the Company issued 1,399,153 shares to Lincoln

Park which included 10,918 commitment shares for $1.8 million. During the first quarter of 2019, the Company issued 605,367 shares, which included 5,367 commitment shares for $0.9 million.

At Market Issuance Sales Agreement (ATM)
   During September 2017, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC and National Securities Corporation (collectively, the “Agents”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agents shares of the Company’s common stock with an aggregate sales price of up to $13 million. Sales of shares pursuant to the Agreement will be made under its effective “shelf” registration statement on Form S-3 (File No. 333-219434) which became effective on August 21, 2017 and the related prospectus supplement and the accompanying prospectus, as filed with the SEC on September 15, 2017. Under the ATM Agreement, the Company may sell shares through an Agent by any method that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act. Sales of the shares may be made at market prices prevailing at the time of sale, subject to such other terms as may be agreed upon at the time of sale, including a minimum sales price that may be stipulated by MBI's Board of Directors or a duly authorized committee thereof. The Company or the Agents, under certain circumstances and upon notice to the other, may suspend the offering of the shares under the Agreement. The Company agreed to pay a commission to the Agents of 3.0% of the gross proceeds of the sale of the shares sold under the Agreement and to reimburse the Agents for certain expenses. The Company has also provided the Agents with customary indemnification rights. During the three months ended March 31, 2019, the Company did not sell any shares under this ATM Agreement.

Adoption of 2015 Stock Plan

In 2015, the Board of Directors of the Company approved the Company’s 2015 Stock Plan, which was amended in 2017 and 2018. The expiration date of the plan is December 5, 2025 and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants under the plan is currently 4,500,000 shares. The awards under the 2015 Stock Plan can be in the form of stock options, stock awards, stock unit awards or stock appreciation rights.

The following is a summary of option activities for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years) #	Aggregate Intrinsic Value
Outstanding, December 31, 2018	2,794,000	$1.78	$2.61	9.43	$21,200
Granted	—	$—	$—
Exercised	(25,000)	$0.13	$0.20
Outstanding, March 31, 2019	2,769,000	$1.81	$2.65	8.49	$—

Exercisable, March 31, 2019	535,833	$2.58	$3.35	7.91	$—

During March 2019, 25,000 stock options were exercised at $0.20 per share with the Company receiving $5,000 in gross proceeds. In 2018, the Company granted each of the two new members of its science advisory board options to purchase 10,000 shares of the Company’s common stock with an exercise price of $1.39 per share, a term of 10 years, and a vesting period of 4 years.

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019			2018
Risk-free interest rate	0.95%	to	2.24%	1.3%	to	2.24%
Volatility	70.18%	to	89.11%	70.18%	to	89.11%
Expected life (years)	5	to	6.25	5	to	6.25
Expected dividend yield	—%			—%

Stock-based compensation for the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
General and administrative	$302	$209
Research and development	46	33
Total	$348	$242

There were no options granted during the three months ended March 31, 2019. The fair value of options is calculated using the Black-Scholes option-pricing model. As of March 31, 2019, total compensation cost not yet recognized was $2.9 million and the weighted average period over which this amount is expected to be recognized is 2.55 years.

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

Consulting Agreement

In 2017, the Company entered into a consulting agreement for its investor relations operations. The consulting agreement initially covered a period of twelve months from the commencement date of July 29, 2017 and was extended in April 2018 until March 31, 2019. Pursuant to the original consulting agreement, in exchange for the consulting services, the Company issued two warrants (collectively, the “Warrants”) to purchase 100,000 and 50,000 shares of common stock at exercise prices of $2.41 and $3.00 per share. Each of the Warrants vested over a 12-month period in equal monthly installments starting July 29, 2017, provided that the consultant was providing services to the Company pursuant to the consulting agreement on each vesting date. The Warrants became initially exercisable on August 8, 2017 and expire five years from the initial exercise date. The Company recorded stock compensation expense for the non-employee consulting agreement of $2,219 and $36,000 for the three months ended March 31, 2019 and March 31, 2018, respectively. In connection with the extension of the consulting agreement, the Company issued the consultant a 3-year warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 per share vesting in four quarterly installments. In addition, the Company paid $20,000 to the consultant per quarter pursuant to the amendment to the consulting agreement.

$9 million Registered Direct Offering

In February 2018, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale of 4,290,000 shares of MBI's common stock, at a purchase price of $2.10 per share. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, the Company also sold warrants to purchase 2,145,000 shares of common stock. The Company sold the common stock and warrants for aggregate gross proceeds of approximately $9.0 million. The net proceeds from the transactions was approximately $8.2 million after deducting certain fees due to the placement agent and transaction expenses. Subject to certain beneficial ownership limitations, the warrants became exercisable on the six-month anniversary of the issuance date at an exercise price equal to $2.80 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the Purchase Agreement occurred on February 21, 2018.

$2.3 million Registered Direct Offering

In June 2018, the Company entered into a definitive agreement with institutional investors for a registered direct offering of securities with gross proceeds of approximately $2.3 million. In connection with the offering, the Company issued 1,092,636 registered shares of common stock at a purchase price of $2.105 per share. Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from the Company an unregistered warrant to purchase 0.65 of a share of common stock. The warrants have an exercise price of $2.02 per share, became exercisable six months from the date of issuance, and will expire five years from the initial exercise date. Roth served as sole placement agent for the offering.

$5.25 million Registered Direct Offering

In March 2019, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with Oppenheimer & Co. Inc. (the "Underwriter") relating to an underwritten offering (the "Offering") of 5,250,000 units (each a "Unit"), each unit consisting of (i) one share of the Company's common stock, $0.001 par value per share ("Common Stock"), and (ii) 0.5 of a warrant to purchase one share of Common Stock (each a "Warrant"). The public offering price of the Units was $1.00 per Unit, and the Underwriter agreed to purchase the Units from the Company pursuant to the Underwriting Agreement at a price of $0.93 per Unit. The Warrants included in the Units are immediately exercisable at a price of $1.10 per share, subject to adjustments in certain circumstances, and will expire five years from the date of issuance. The net proceeds from the transaction was approximately $4.65 million after deducting the underwriting discount and estimated offering expenses payable by the Company.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal, state, or foreign income taxes in 2019 as a result of the losses recorded during the three months ended March 31, 2019 and the additional losses expected for the remainder of 2019 and cumulative Net Operating Losses. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of March 31, 2019, the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three months ended March 31, 2019 and 2018. The effective tax rate for the three months ended March 31, 2019 and 2018 was 0%. The income tax rates vary from the federal and state statutory rates primarily due to the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

7. Commitments and Contingencies

In addition to the commitments and contingencies elsewhere in these notes, see below for a discussion of our commitments and contingencies as of March 31, 2019.

Lease Obligations Payable

Effective January 1, 2019, the Company adopted ASC 842, which requires recognition of a right-of use asset and a lease liability for all leases at the commencement date based on the present value of the lease payment over the lease term. On March 22, 2018, the Company entered into a Lease Agreement (the “Lease”) with IPX Memorial Drive Investors, LLC (the “Landlord”) for the lease of 2,333 rentable square feet “RSF”, which it uses for its corporate office space and headquarters. The term of the Lease began in August 2018 and will continue for an initial term of 66 months, which may be renewed for an additional 5 years. The Company is required to remit base monthly rent of approximately $4,300 which will increase at an average approximate rate of 3% each year. The Company is also required to pay additional rent in the form of its pro-rata share of certain specified operating expenses of the Landlord. The leased space is located in Houston, Texas. The corporate office lease is classified as an operating lease.

For the three months ended March 31, 2019, the Company recorded lease costs of $0.01 million. The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in profit or loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred. For the three months ended March 31, 2019, the Company recorded $0.01 million of expense for its short-term leases, and $0.005 million of lease cost for variable lease payments.

The minimum lease payments are expected to be as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2019 (remaining nine months)	$39
2020	53
2021	54
2022	55
2023	55
Thereafter	10
Total lease payments	266
Less: imputed interest	(53)
Present value of operating lease liabilities	$213

At December 31, 2018, future minimum lease payments under long-term leases for the five years ending December 31, 2019 through 2023 and thereafter are as follows (in thousands): $48, $53, $54, $55, $56, and $5, respectively.

As of March 31, 2019, the weighted average remaining lease term is 4.9 years, and the weighted average discount rate is 9.6%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses an incremental borrowing rate of a peer analysis based on information available at the commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in an economic environment. During the three months ended March 31, 2019, other than the initial adoption of the lease standard that required right of use assets and lease liabilities to be recorded, there were no right of use assets recorded arising from new lease liabilities.

MD Anderson

Under agreements associated with Annamycin, the WP1122 Portfolio, and the WP1066 Portfolio, which includes WP1732, all described below, the Company is responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees can cost as high as $0.1 million depending upon the anniversary. Milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $0.5 million. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $0.6 million. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. On June 29, 2017, the Company entered into an agreement with MD Anderson licensing certain technology related to the method of preparing Liposomal Annamycin.

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

MBI entered into an out-licensing agreement with Houston Pharmaceuticals, Inc. (“HPI”), pursuant to which it granted certain intellectual property rights to HPI, including rights covering the potential drug candidate, WP1066 (“HPI Out-Licensing Agreement”). Under the HPI Out-Licensing Agreement the Company was required to make quarterly sponsored research payments totaling $0.75 million for the first twelve quarters following the effective date, of the HPI Out-Licensing Agreement, or May 2, 2016, in consideration for the right to development data related to the development of licensed products. Notwithstanding the Company's obligation to make the foregoing payments, the HPI Out-Licensing Agreement did not obligate HPI to conduct any research or to meet any milestones. Upon payment in the amount of $1.0 million to HPI within three years of the effective date of the HPI Out-Licensing Agreement ("HPI Option Repurchase Payment") MBI regained all rights to the licensed subject matter and rights to any and all development data and any regulatory submissions including any IND, NDA or ANDA related to the licensed subject matter and can end the license without any other obligation other than the aforementioned quarterly sponsored research payments. The option repurchase payment was paid on April 30, 2019 for $1.0 million and, accordingly, the HPI Out-Licensing Agreement is terminated. The $1.0 million payment was accrued and expensed under "Research and development" in the second quarter of 2018. As of March 31, 2019, this amount was recorded on the balance sheet as a liability under "Accounts payable". Fees related to HPI were expensed for $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

In February 2018, MBI entered into a license agreement with MD Anderson covering a new group of molecules recently discovered in connection with research it has been sponsoring there called WP1732, a part of the WP1066 Portfolio.

Sponsored Research Agreements with MD Anderson

On January 9, 2017, MBI amended its Sponsored Laboratory Study Agreement with MD Anderson whereby it paid $0.3 million in 2017, and the agreement was extended to October 31, 2018. On December 4, 2017, MBI extended this Agreement until October 31, 2019 for total payment amount of $0.35 million spread over that period of time.  Of this amount, $0.24 million was paid in the first quarter of 2018 and the final payment of $0.11 million was paid in the third quarter of 2018. On September 25, 2018, the Company extended this Agreement until October 31, 2020 for total payment amount of $0.4 million spread over that period of time. Of this amount, $0.27 million was paid in the fourth quarter of 2018, and the final payment of $0.13 million was paid in the first quarter of 2019. The expenses recognized under the MD Anderson agreement with regards to the Sponsored Laboratory Study were $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Other Licenses

Dermin

In 2015, the Company obtained the rights and obligations for certain patent and technology development and license agreements with Dermin Sp. Zoo (“Dermin”). In connection with such agreements, certain intellectual property rights related to Annamycin, our WP1122 portfolio, and the Company's WP1066 portfolio have been licensed to Dermin and Dermin has been granted a royalty-bearing, exclusive license to manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property. With respect to Annamycin, the license is limited to the countries of Poland, Ukraine, Czech Republic, Hungary, Romania, Slovakia, Belarus, Lithuania, Latvia, Estonia, Netherlands, Turkey, Belgium, Switzerland, Austria, Sweden, Greece, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland, Kazakhstan, Russian Federation, Uzbekistan, Georgia, Armenia, Azerbaijan and Germany; provided that the Company has the right to remove Germany from the list of covered territories with a $0.5 million payment. With respect to WP1122, the license is limited to the countries of Belarus, Russia, Kazakhstan, Uzbekistan, Turkmenistan, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Ukraine. With respect to WP1066, the license is limited to the countries of Belarus, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Ukraine. In each case, Dermin will pay a royalty for the sale of any licensed product in the licensed territories and will pay all out-of-pocket expenses incurred in filing, prosecuting and maintaining the licensed patents for which the license has been granted in the licensed territories. Dermin also agreed to provide a percentage of certain consideration that Dermin receives pursuant to sublicense agreements.

WPD Pharmaceuticals

On February 19, 2019, the Company sublicensed certain intellectual property rights, including rights to Annamycin, our WP1122 portfolio, and our WP1066 portfolio to WPD Pharmaceuticals (“WPD”) (the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, one of the Company's founders and largest shareholder. Under the WPD Agreement, the Company granted WPD a royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in the countries of Germany, Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland (“licensed territories”), provided that the Company has the right to buyback Germany from the licensed territories by making a payment $0.5 million.

In consideration for entering into the WPD Agreement, WPD agreed that it must use Commercially Reasonable Development Efforts to develop and commercialize products in the licensed territories. For purposes of the WPD Agreement, the term “Commercially Reasonable Development Efforts” means the expenditure by or on behalf of WPD or any of its affiliates of at least: (i) $2.0 million during the first two years of the agreement on the research, development and commercialization of products in the licensed territories; and (ii) $1.0 million annually for the two years thereafter on the research and development of products in the licensed territories. This license is subject to the terms in the prior agreements entered into by the Company with Dermin and MDA.

Prior to approval of the WPD Agreement, the Company's board of directors received a fairness opinion from Roth Capital Partners, LLC that stated that it was their opinion that the consideration the Company will receive from WPD pursuant to the WPD Agreement is fair, from a financial point of view, to the Company.

Animal Life Sciences

On February 19, 2019, the Company sublicensed certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio in the field of non-human animals to Animal Life Sciences, LLC (“ALI”) (the “ALI Agreement”). ALI is affiliated with Dr. Waldemar Priebe, one of its founders and its largest shareholder. Under the ALI Agreement, the Company granted ALI a worldwide royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of non-human animals under the licensed intellectual property. This license is subject to the terms in the prior agreements entered into by the Company and MDA.

Since ALI and WPD is beginning the process to develop and commercialize products using the sublicensed intellectual property rights, the Company is currently unable to predict whether ALI and WPD will be successful in developing such products or when the Company may recognize royalty revenues related to such products.

Other Agreements

Employment Agreements

The Company has agreements with nine employees to provide certain benefits in the event of termination where the base salary and certain other benefits would aggregate approximately $1.2 million using the rate of compensation in effect at March 31, 2019.

8. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, see below for a discussion of our subsequent events occurring after March 31, 2019.

$15 million Offering

On April 23, 2019, the Company entered into definitive agreements with institutional investors to purchase an aggregate of 9,375,000 units at a public offering price of $1.60 per unit in a registered direct offering. Each unit was comprised of one share of common stock and 0.5 of a warrant to purchase one share of common stock. Each warrant has an exercise price of $1.75 per share and is exercisable immediately. The warrants will expire five years from the date of issuance. The offering closed on April 25, 2019 and gross proceeds of the offering was approximately $15.0 million, prior to deducting the placement agent fees and other estimated offering expenses.

Warrant Exercises
Subsequent to March 31, 2019 and through the date of filing of these financial statements 1,408,018 shares were issued due to the exercise of various warrants related to past public offerings. Gross proceeds received due to these exercises approximated $1.6 million.

Fast Track Designation for Annamycin

In April 2019, the Company announced that the FDA approved its request for Fast Track Designation for its drug, Annamycin, for the treatment of relapsed or refractory AML.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements.

Forward-looking statements include, but are not limited to, statements about:

•Our ability to obtain additional funding to fund operations and develop our drug candidates;
•The effects of future government shutdowns on our ability to raise financing;
•The success, including the ability to recruit patients, of our clinical trials through all phases of clinical development;
•The need to obtain regulatory approval of our drug candidates, both in the United States and in Poland;
•Our ability to complete our clinical trials in a timely fashion and within our expected budget;
•Compliance with obligations under intellectual property licenses with third parties;
•Any delays in regulatory review and approval of drug candidates in clinical development;
•Our ability to commercialize our drug candidates;
•Market acceptance of our drug candidates;
•Competition from existing therapies or new therapies that may emerge;
•Potential product liability claims;
•Our dependency on third-party manufacturers to successfully, and timely, supply or manufacture our drug candidates for our preclinical work and our clinical trials;
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

WP1066 is one of several STAT3 Immune/Transcription Modulators designed to stimulate the immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs) while also inhibiting key oncogenic transcription factors, including p-STAT3, c-Myc and HIF-1α. These transcription factors are widely sought targets that may also play a role in the inability of immune checkpoint inhibitors to affect more resistant tumors.

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

STAT3 Immune/Transcription Modulators: Enabling Immune Response and Inhibiting p-STAT3 and other Oncogenic Transcription Factors –

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

Clinical Activity

Annamycin had previously been in clinical trials with a prior drug developer pursuant to an application for Investigational New Drug status (“IND”) that had been filed with the FDA. Due to a lack of development activity by the prior drug developer, this IND was terminated. To permit the renewed investigation of Annamycin, we submitted a new IND for a Phase I/II trial for the treatment of relapsed or refractory AML in August 2017, which was subsequently allowed by the FDA in September 2017. Patient treatment began in the US in March 2018. In March 2019, we announced that the first cohort in the US was completed and announced top-line results. We are now in the second cohort in our Phase I portion of the US trial.

With regard to additional Annamycin clinical activity, we received Polish National Office approval in June 2018 for a Clinical Trial authorization (“CTA”) in Poland, which enabled us to begin a Phase I/II clinical trial there to study Annamycin for the treatment of relapsed or refractory AML. In the first quarter of 2019, we began screening and treating patients in Poland.

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

With regard to additional clinical activity on other drugs, in September 2017 we engaged a CRO to prepare for a proof-of-concept clinical trial in Poland to study our drug candidate WP1220, a part of the WP1066 portfolio, for the topical treatment of cutaneous T-cell lymphoma (“CTCL”). In 2018, we filed a CTA in Poland for this trial, which was approved in January 2019, giving us a third drug in clinic and our fourth clinical trial. We began treating patients during the first quarter of 2019.

We have begun planning and performing the necessary pre-clinical work required to submit an IND for WP1732 and WP1122. In June 2018, we entered into an agreement with The University of Iowa Pharmaceuticals for the development of a formulation for WP1732. This agreement marked the beginning of creating a preclinical package to submit to the FDA in order to request Investigational New Drug status. We have now completed initial formulation development, and our IND-enabling toxicology work will be progressing via our Australian subsidiary, Moleculin Australia. As a result of our toxicology work, we are investigating improvements to the formation of WP1732. We now expect to submit an IND in the US in 2020.

We also continue to sponsor ongoing research at MD Anderson in order to improve and expand our drug development pipeline.

Recent Business Developments

Below are recent business developments.

Positive Interim Results in First Cohort of Phase 1/2 Clinical Studies of Annamycin in Europe

On May 7, 2019, we announced additional positive interim safety and efficacy data from our ongoing open label, single arm Phase 1/2 study of Annamycin in Europe, specifically Poland. After receiving a single starting dose of 120 mg/m2 in the first cohort of the dose escalation phase of the trial, 2 of 3 patients treated responded sufficiently to qualify for a potentially curative bone marrow transplant. The results for all 3 patients were reviewed by the Safety Review Committee, which determined that no drug-related adverse events were observed that would prevent advancing the trial to the next higher dose level of 150 mg/m2. To date in the European trial, one patient experienced grade 2 mucositis (which resolved to grade 1 within 2 days) and no other adverse events related to Annamycin have been reported. No additional patient data have been developed in the Company's parallel US clinical trial, which is currently recruiting its second cohort to be given a dose level of 120 mg/m2. No signs of cardiotoxicity have been reported in either trial.

$15.0 Million Registered Direct Offering

On April 23, 2019, we entered into definitive agreements with institutional investors to purchase an aggregate of 9,375,000 units at a public offering price of $1.60 per unit in a registered direct offering. Each unit was comprised of one share of common stock and 0.5 of a warrant to purchase one share of common stock resulting in gross proceeds of $15.0 million. Each warrant has an exercise price of $1.75 per share and is exercisable immediately. The warrants will expire five years from the date of issuance. The offering closed on April 25, 2019.

FDA Approval of Fast Track Designation for Annamycin

On April 18, 2019, we announced that the FDA approved our request for Fast Track Designation for Annamycin for the treatment of AML.

Annamycin Found to be Active Against Metastatic Lung Cancer in Pre-Clinical Testing

On April 17, 2019, we announced that the ongoing sponsored research at the University of Texas MD Anderson Cancer Center has now demonstrated that Annamycin is able to significantly improve survival in an aggressive form of triple negative breast cancer metastasized to the lungs in animal models.

Agreement with Emory University to Conduct Pediatric Brain Tumor Trial

On April 11, 2019, we announced that we have entered into an agreement with Emory University to conduct a Phase 1 clinical trial of WP1066 in children with recurrent or refractory malignant brain tumors. The study will be conducted at the Aflac Cancer & Blood Disorders Center at Children's Healthcare of Atlanta.

Underwritten Public Offering

On March 29, 2019, we completed an underwritten public offering of an aggregate of 5,250,000 units at a public offering price of $1.00 per unit. Each unit is comprised of one share of common stock and 0.5 of a warrant to purchase one share of common stock for a total of 5,250,000 shares of common stock and warrants to purchase 2,625,000 shares of common stock. Each warrant has an exercise price of $1.10 per share and is exercisable immediately. The warrants will expire five years from the date of issuance. The gross proceeds of the offering were $5.25 million, prior to deducting the underwriting discount and other estimated offering expenses.

Positive Interim Results in First Cohort of Phase 1/2 Clinical Studies of Annamycin in Acute Myeloid Leukemia in the US and in Europe

On March 26, 2019, we announced positive interim safety and efficacy data from two ongoing open label, single arm Phase 1/2 studies of Annamycin. In the first study, being conducted in the US, four patients have completed treatment at 100 mg/m2 with no significant adverse events related to Annamycin, and the study will now proceed to the next higher dose of 120 mg/m2.  No signs of cardiotoxicity have been reported in either trial.

First Patients Enrolled in Lymphoma Clinical Trial

On March 19, 2019, we announced that the first two patients have been enrolled in our European clinical trial of WP1220 for the topical treatment of CTCL.

Memorial Sloan Kettering Chief of Leukemia Joins Science Advisory Board

On March 18, 2019, we announced that Dr. Martin Tallman, Chief of Leukemia for Memorial Sloan Kettering Cancer Center joined the Company's Science Advisory Board.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (in thousands):

Moleculin Biotech, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$—	$—

Operating expenses:
Research and development	2,932	1,237
General and administrative	1,591	1,392
Depreciation	48	8
Total operating expenses	4,571	2,637
Loss from operations	(4,571)	(2,637)
Other income (expense):
Gain from change in fair value of warrant liability	529	709
Interest income (expense), net	1	1
Net loss	$(4,041)	$(1,927)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Research and Development Expense. Research and development (R&D) expense was $2.9 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. The increase of approximately $1.7 million is mainly related to the increased clinical activity discussed above and a slight increase in R&D headcount over the prior period.

General and Administrative Expense. General and administrative expense was $1.6 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. The increase of approximately $0.2 million was mainly attributable to increase in G&A related payroll costs, as well as increases in stock-based compensation costs attributable to new employees and new employee stock options.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.5 million in the first quarter of 2019 as compared to a gain of approximately $0.7 million, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings in March 2019, June 2018, February 2018, and February 2017. We are required to revalue certain of the warrants at the time of each warrant exercise and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Net Loss. The net loss for the three months ended March 31, 2019 was $4.0 million, which included non-cash income of $0.5 million on the gain in fair value of our warrant liability, which was offset by noncash charges for $0.3 million related to stock-based compensation and other stock-based expenses.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(3,847)	$(2,807)
Net cash used in investing activities	(15)	(8)
Net cash provided by financing activities	5,521	8,215
Effect of exchange rate changes on cash and cash equivalents	(11)	—
Net increase in cash and cash equivalents	$1,648	$5,400

Cash used in operating activities

Cash used in operations was $3.8 million for the three months ended March 31, 2019. This $1.0 million increase over the prior year of $2.8 million was mainly due to: 1) developing, manufacturing and testing drug product as we prepared for clinical trials; 2) an increase in R&D headcount and associated payroll costs; 3) an increase in sponsored research and related expenses; and 4) an increase in license fees. These are all a reflection of the increased clinical and pre-clinical activity and the associated increase in G&A support for our three core drug technologies as compared to prior year.

Cash used in investing activities

Net cash used in investing activities was $0.02 million for the three months ended March 31, 2019 compared to $0.008 million for the three months ended March 31, 2018. We purchased additional furniture and fixtures as well as electronic equipment for our corporate office.

Cash provided in financing activities

In March 2019, we completed an underwritten offering of 5,250,000 units, each unit consisting of (i) one share of common stock and (ii) 0.5 of a warrant to purchase one share of common stock. The public offering price of the units was $1.00 per unit, and the underwriter agreed to purchase the units from us at a price of $0.93 per Unit. The warrants included in the units are immediately exercisable at a price of $1.10 per share, subject to adjustments in certain circumstances, and will expire five years from the date of issuance. The net proceeds from the transaction was approximately $4.65 million after deducting the underwriting discount and estimated offering expenses.

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

Subsequent to the three months ended March 31, 2019, on April 23, 2019 we entered into definitive agreements with institutional investors to purchase an aggregate of 9,375,000 units at a public offering price of $1.60 per unit in a registered direct offering. Each unit is comprised of one share of common stock and 0.5 of a warrant to purchase one share of common stock resulting in gross proceeds of $15.0 million. Each warrant has an exercise price of $1.75 per share and is exercisable immediately. The warrants will expire five years from the date of issuance. The offering closed on April 25, 2019.

Also, 1,408,018 shares were issued due to the exercise of various warrants related to past public offerings, subsequent to March 31, 2019 and through the date of this filing. Gross proceeds received due to these exercises approximated $1.6 million.

We believe that our existing cash and cash equivalents as of March 31, 2019, combined with the additional funds raised via the issuance of equity described above, will be sufficient to fund our planned operations into the second quarter of 2020, without the issuance of additional equity for cash. Such issuances should extend the funding of our planned operations significantly beyond the second quarter of 2020. Such plans are subject to our stock price, market conditions, changes in planned expenses depending on clinical enrollment progress, the use of drug product or a combination thereof.

We will not generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings, and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations, which may cause dilution to our existing stockholders.

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

Acquisition and Creation of a Subsidiary

We acquired Moleculin, LLC on May 2, 2016, and, since such date our consolidated financial statements have included the operations of Moleculin, LLC. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired will be recorded as goodwill. We obtained input from third-parties regarding our tangible and intangible assets and other information necessary to measure the fair value of the assets acquired and liabilities assumed in connection with the acquisition of Moleculin, LLC. In June 2018, MBI formed Moleculin Australia Pty. Ltd., (MAPL), a wholly-owned subsidiary, to begin preclinical development in Australia for WP1732. This may enable us to enjoy the benefits of certain research and development tax credits in Australia. In February 2019, the Company entered into an agreement with Animal Life Sciences, LLC ("ALI"), where the Company has granted a sublicense to ALI to research, develop, make, have made, use, offer to sell, sell, export or import and commercialize certain licensed products and share development data. ALI issued to the Company a 10% membership interest in ALI.

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

During the last quarter of fiscal 2016, and as our operational activities increased, management determined that it does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. Management added a full-time controller in September 2017, a Senior Accountant in February 2018 and a Staff Accountant in September 2018. Furthermore, in June 2018, we began the process of replacing our accounting system with a more robust accounting system that should assist in mitigating this material weakness. During October 2018, we were successful in implementing our new accounting and financial reporting system and we are updating policies and procedures. We also added additional fraud controls with regards to our banking systems during October 2018. Along with these improvements, changes were made in our authorization processes to improve segregation of duties. Certain improvements in segregation of duties are currently being acted upon and addressed. Management may further increase its accounting staff to remediate this material weakness.

There has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2018. Except as updated below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 29, 2019, we completed an underwritten offering of 5,250,000 units, each unit consisting of (i) one share of common stock and (ii) 0.5 of a warrant to purchase one share of common stock. Pursuant to the Underwriting Agreement we entered into in connection with such offering, we issued Oppenheimer & Co., Inc. a five-year warrant (the "Underwriter Warrant") to purchase up to 367,500 shares of common stock, which equates to 7.0% of the number of common stock issued and sold in the offering. The exercise price of the Underwriter Warrant is $1.10 per share. The Underwriter Warrant has been deemed underwriting compensation by the Financial Industry Regulatory Authority, Inc. ("FINRA") and therefore shall not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the date of effectiveness of commencement of sales of the offering, pursuant to the Rule 5110(g)(1) of FINRA's Rules. The Underwriter Warrant was issued pursuant to Section 4(a) (2) of the Securities Act.

On April 23, 2019 we entered into definitive agreements with institutional investors to purchase an aggregate of 9,375,000 units at a public offering price of $1.60 per unit in a registered direct offering. Each unit is comprised of one share of common stock and 0.5 of a warrant to purchase one share of common stock resulting in gross proceeds of $15.0 million. Pursuant to the Placement Agent Agreement we entered into in connection with the offering, we issued to Oppenheimer & Co. Inc. a five-year warrant to purchase up to 6% of the aggregate number of shares of common stock sold in the offering (the "Oppenheimer Warrant"). The exercise price of the Oppenheimer Warrant is $1.75 per share. The Oppenheimer Warrant has been deemed underwriting compensation by FINRA and therefore shall not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the date of effectiveness or commencement of sales of the offering, pursuant to Rule 5110(g)(1) of FINRA's Rules. The Oppenheimer Warrant was issued pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Form of Investor Warrant issued in March 2019 Offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed March 28, 2019)

4.2	Form of Underwriter Warrant issued in March 2019 Offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed March 28, 2019)

4.3	Form of Warrant issued in April 2019 Offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed April 24, 2019)

4.4	Form of Placement Agent Warrant issued in April 2019 Offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed April 24, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

Date: May 13, 2019	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)