Form 10-Q
period 2019-06-30
Moleculin Biotech, Inc.
filed 2019-08-16
CIK 1659617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
 or
  ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from                  to
Commission File Number: 001-37758

MOLECULIN BIOTECH, INC.
(Exact name of registrant as specified in its charter)
Delaware	2834	47-4671997
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)
5300 Memorial Drive,	Suite 950
Houston	TX	77007
(Address of principal executive offices)		(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MBRX	The NASDAQ Stock Market LLC

The registrant had 45,197,048 shares of common stock outstanding at August 8, 2019.

Moleculin Biotech, Inc.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements
Moleculin Biotech, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$18,695	$7,134
Prepaid expenses and other	1,507	840
Total current assets	20,202	7,974
Furniture and equipment, net	401	463
Intangible assets	11,148	11,148
Operating lease right-of-use asset	103	—
Total assets	$31,854	$19,585
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,257	$1,246
Accrued expenses and other current liabilities	1,390	2,452
Warrant liability - current	6,944	180
Total current liabilities	9,591	3,878
Operating lease liability - long-term, net of current portion	171	—
Deferred rent - long-term	—	107
Warrant liability - long-term	—	1,328
Total liabilities	9,762	5,313
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 75,000,000 shares authorized as of June 30, 2019 and December 31, 2018, 45,197,048 and 28,528,663 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	45	29
Additional paid-in capital	53,643	40,564
Accumulated other comprehensive income	22	35
Accumulated deficit	(31,618)	(26,356)
Total stockholders’ equity	22,092	14,272
Total liabilities and stockholders’ equity	$31,854	$19,585

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	2,099	4,231	5,031	5,469
General and administrative	1,484	1,220	3,075	2,611
Depreciation and amortization	49	7	97	15
Total operating expenses	3,632	5,458	8,203	8,095
Loss from operations	(3,632)	(5,458)	(8,203)	(8,095)
Other income (expense):
Gain from change in fair value of warrant liability	2,407	331	2,936	1,040
Other expense	—	(1)	—	(1)
Interest income, net	4	3	5	4
Net loss	$(1,221)	$(5,125)	$(5,262)	$(7,052)

Net loss per common share - basic and diluted	$(0.03)	$(0.20)	$(0.15)	$(0.29)
Basic and diluted weighted average common shares outstanding	42,393,031	25,888,931	35,765,790	24,617,372

Net Loss	$(1,221)	$(5,125)	$(5,262)	$(7,052)
Other comprehensive income (loss):
Foreign currency translation	(2)	6	(13)	6
Comprehensive loss	$(1,223)	$(5,119)	$(5,275)	$(7,046)

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,262)	$(7,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	15
Stock-based compensation	666	581
Gain from change in fair value of warrant liability	(2,936)	(1,040)
Operating lease, net	(6)	—
Loss on foreign currency transactions	—	1
Changes in operating assets and liabilities:
Prepaid expenses and other	(667)	(582)
Accounts payable	11	866
Accrued expenses and other current liabilities	(1,097)	937
Net cash used in operating activities	(9,194)	(6,274)
Cash flows from investing activities:
Purchase of fixed assets	(34)	(8)
Net cash used in investing activities	(34)	(8)
Cash flows from financing activities:
Proceeds from exercise of stock options	5	—
Proceeds from exercise of warrants	1,557	15
Proceeds from sale of common stock, net	19,240	10,269
Net cash provided by financing activities	20,802	10,284
Effect of exchange rate changes on cash and cash equivalents	(13)	$6
Net change in cash and cash equivalents	11,561	4,008
Cash and cash equivalents, at beginning of period	7,134	7,714
Cash and cash equivalents, at end of period	$18,695	$11,722

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$1
Cash paid for taxes	$11	$15
Property and equipment in accrued liabilities	$21	$—

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands except for shares)
(unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance, December 31, 2018	28,528,663	$29	$40,564	$(26,356)	$35	$14,272
Issued for cash - sale of common stock, net of issuance costs of $617	5,250,000	5	3,221	—	—	3,226
Issued to Lincoln Park - sale of common stock	605,367	—	883	—	—	883
Stock options exercised	25,000	—	5	—	—	5
Stock-based compensation	—	—	348	—	—	348
Consolidated net loss	—	—	—	(4,041)	—	(4,041)
Cumulative translation adjustment	—	—	—	—	(11)	(11)
Balance, March 31, 2019	34,409,030	$34	$45,021	$(30,397)	$24	$14,682
Issued for cash - sale of common stock, net of issuance costs of $302	9,375,000	9	3,575	—	—	3,584
Warrants exercised	1,413,018	2	4,729	—	—	4,731
Stock-based compensation	—	—	318	—	—	318
Consolidated net loss	—	—	—	(1,221)	—	(1,221)
Cumulative translation adjustment	—	—	—	—	(2)	(2)
Balance, June 30, 2019	45,197,048	$45	$53,643	$(31,618)	$22	$22,092

Balance, December 31, 2017	21,469,109	$21	$31,577	$(14,480)	$—	$17,118
Warrants exercised	9,752	—	15	—	—	15
Issued for cash - sale of common stock, net of issuance costs of $809	4,290,000	5	5,117	—	—	5,122
Stock-based compensation	—	—	242	—	—	242
Consolidated net loss	—	—	—	(1,927)	—	(1,927)
Balance, March 31, 2018	25,768,861	$26	$36,951	$(16,407)	$—	$20,570
Issued for cash - sale of common stock, net of issuance costs of $232	1,092,636	1	957	—	—	958
Stock-based compensation	—	—	339	—	—	339
Consolidated net loss	—	—	—	(5,125)	—	(5,125)
Cumulative translation adjustment	—	—	—	—	6	6
Balance at June 30, 2018	26,861,497	$27	$38,247	$(21,532)	$6	$16,748

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business and Liquidity

The terms "MBI" or "the Company", "we", "our", and "us" are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with its focus on the treatment of highly resistant cancers via the development of its oncology drug candidates, all of which are based on license agreements with The University of Texas System on behalf of the M.D. Anderson Cancer Center, which we refer to as MD Anderson. MBI formed Moleculin Australia Pty. Ltd., (MAPL), a wholly-owned subsidiary in June 2018, to begin preclinical development in Australia for WP1732, an analog of WP1066. This may enable the Company to enjoy the benefits of certain research and development tax credits in Australia. In February 2019, the Company entered into an agreement with Animal Life Sciences, LLC ("ALI"), where the Company has granted a sublicense to ALI to research, develop, make, have made, use, offer to sell, sell, export or import and commercialize certain licensed products for non-human use and share development data. ALI issued to the Company a 10% interest in ALI. ALI converted into a corporation and became Animal Life Sciences, Inc.

Core Technologies - MBI has three core technologies with six drug candidates, all of which are based on discoveries made at MD Anderson. These core technologies are 1) Annamycin, 2) its STAT3 Immune/Transcription Modulators, or simply "Immune/Transcription Modulators", WP1066 portfolio and 3) its Metabolism/Glycosylation Inhibitor portfolio. The Company’s clinical stage drugs are Annamycin, an anthracycline being studied for the treatment of relapsed or refractory acute myeloid leukemia, or AML and WP1066, an Immune/Transcription Modulator targeting brain tumors, pancreatic cancer and AML. WP1220, an analog of WP1066, had its Clinical Trial Application ("CTA") for the topical treatment of cutaneous T-cell lymphoma ("CTCL"), a form of skin cancer, approved by Polish regulators in January 2019 with the first patients enrolled in March 2019. MBI is also engaged in preclinical development of additional drug candidates, including other Immune/Transcription Modulators, as well as Metabolism/Glycosylation Inhibitors. With the approval of the Polish clinical trial in January 2019 for WP1220 for the treatment of CTCL, the Company now has three drugs in four clinical trials.

The Company believes Annamycin is a "Next Generation Anthracycline" since it is designed to avoid the multidrug resistance mechanisms that typically defeat currently approved anthracyclines and to produce little to no cardiotoxicity, which is the dose limiting toxicity of all currently approved anthracyclines. Annamycin is currently in two Phase I/II clinical trials, and preliminary clinical data suggests that it may have the potential to become the first therapy suitable for the majority of relapsed or refractory AML patients.

WP1066 is one of several Immune/Transcription Modulators that appear capable of stimulating immune response to tumors by inhibiting the errant activity of Regulatory T-Cells ("TRegs") while also inhibiting key oncogenic transcription factors, including p-STAT3, c-Myc and HIF-1α. These transcription factors are widely sought targets that may also play a role in the lack of efficacy of immune checkpoint inhibitors in certain resistant tumors.

The Company is also developing new prodrugs to exploit the potential uses of inhibitors of glycolysis and glycosylation. Its lead Metabolism/Glycosylation Inhibitor compound, WP1122, provides an opportunity to cut off the fuel supply of tumors by taking advantage of their overdependence on glucose as compared with healthy cells. New research also points to the potential for the glucose decoy ("2-DG") within WP1122 to be capable of enhancing the usefulness of checkpoint inhibitors.

Drug Candidates - Within the Company's core technologies, it currently has six drug candidates representing three substantially different approaches to treating cancer. Annamycin is a chemotherapy designed to inhibit the replication of DNA of rapidly dividing cells and is the Company's most mature drug candidate. Annamycin had been in clinical trials pursuant to an investigational new drug application or IND that had been filed with the U.S. Food and Drug Administration, or FDA. Due to a lack of development activity by a prior drug developer, this IND was terminated. To permit the renewed investigation of Annamycin, the Company resubmitted a new IND for a Phase I/II trial for the treatment of relapsed or refractory AML in August 2017, which the FDA allowed to go into effect in September 2017. The Company has trials open in the US and Poland and is actively recruiting in both countries.

The Company has five other drug development projects, some of which are also in clinical trials:

•WP1066 has an approved physician-sponsored clinical trial open for enrollment and dosing patients for the treatment of brain tumors and is also being evaluated for potential treatment of pediatric brain tumors, as well as AML and pancreatic cancer,
•WP1220 is an analog of WP1066 for which the Company filed a Clinical Trial Application ("CTA") in Poland for the topical treatment of CTCL, which was approved in January 2019, and for which the first patients were enrolled in March 2019,
•WP1732, another analog of WP1066 that the Company believes is particularly well suited for intravenous administration, is being evaluated for potential treatment of AML, pancreatic and other cancers, and MBI has begun pre-clinical work that it expects to generate sufficient data for an IND filing in 2019, which filing is expected to be submitted in 2020, and
•WP1122 and WP1234 are being evaluated for their potential to treat brain tumors and pancreatic cancer via their ability to inhibit glycolysis.

Clinical Trials - The Company believes that patient recruitment for its Annamycin clinical trial in the US has been slow due to the high number of competitive clinical trials, combined with the FDA’s requirement to set the initial dose level relatively low in comparison with previous Annamycin clinical trials. Additionally, the Company believes that patient recruitment for its clinical trial in Poland has been more successful than in the US due to a comparatively lower number of competitive clinical trials and the protocol there being approved to start at a significantly higher dose than in the US with fewer enrollment screening limitations.

In May 2018, the Company engaged another contract research organization ("CRO") to evaluate additional countries for the expansion of its AML clinical trial, specifically Australia and several Western European countries to provide additional clinical sites to improve access to patients for MBI's trial. This evaluation is ongoing.

In July 2018, the physician-sponsored WP1066 Phase I clinical trial for the treatment of glioblastoma and melanoma metastasized to the brain opened for recruitment and began treating patients in September 2018.

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

Licenses - The Company has been granted royalty-bearing, worldwide, exclusive licenses for the patent and technology rights related to all of MBI's drug technologies, as these intellectual property rights are owned in part or entirely by MD Anderson. The Annamycin drug substance is no longer covered by any existing patent protection, however, the Company filed new patent applications in July 2019 for formulation, synthetic process and reconstitution related to MBI's Annamycin drug product candidate, although there is no assurance that the Company will be successful in obtaining such patent protection. Such technology is also licensed from MD Anderson. Independently from potential patent protection, MBI has received Orphan Drug designation ("ODD") from the FDA for Annamycin for the treatment of AML and for WP1066 for the treatment of glioblastoma. ODD may provide tax and other benefits during product development, and if either product is approved, may lead to a grant of seven-year market exclusivity. Under that exclusivity, which runs from the date of the approval of the New Drug Application ("NDA") in the United States, the FDA generally (there are important exceptions) could not approve another for the designated indication. The Company also intends to apply for similar status in the European Union ("EU") where market exclusivity could extend to 10 years from the date of Marketing Authorization Application ("MAA") approval. Separately, the FDA may also grant market exclusivity of 5 years for newly approved new chemical entities (which the Company believes Annamycin would be one), but there can be no assurance that such exclusivity will be granted.

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

Principles of consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP. The company views its operations and manages its business in one operating segment. All long-lived assets of the Company reside in the United States.

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

Going Concern - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of June 30, 2019, the Company has incurred an accumulated deficit of $31.6 million since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of June 30, 2019, is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

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

Property and Equipment - Leasehold improvements, furniture, equipment and software are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. Accumulated depreciation on property and equipment was $0.2 million at June 30, 2019, and $0.1 million at December 31, 2018.

Leases - The Company determines if an arrangement is a lease at contract inception or during modifications or renewal of an existing lease. Operating lease assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company's operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in the Company's operating lease assets in the Company's condensed consolidated balance sheet. The Company has elected the practical expedient and will not separate lease components from nonlease components for its leases. The Company's operating leases are reflected in operating lease right-of-use asset ("ROU"), accrued expenses and current liabilities, and operating lease liability - long-term in the Company's condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 7 - Commitments and Contingencies - Lease Obligations Payable for additional information related to the Company’s operating leases.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the fair value of warrant liability discussed in Note 4. In the accompanying interim condensed consolidated financial statements as of June 30, 2019, the fair value of this warrant liability is included in current liabilities for the February 2017 Issuance of Warrants, the February 2018 Issuance of Warrants, the June 2018 Issuance of Warrants, the March 2019 Issuance of Warrants, and the April 2019 Issuance of Warrants. Warrant liabilities will be shown as a current liability on the balance sheet when it is deemed more probable than not by management to be exercised within one year.

The following table provides assets and liabilities reported at fair value and measured on a recurring basis at June 30, 2019 and at December 31, 2018 (in thousands):

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability as of June 30, 2019:	$6,944	$—	$—	$6,944
Fair value of warrant liability as of December 31, 2018:	$1,508	$—	$—	$1,508

The table below (in thousands) of Level 3 liabilities begins with the valuation as of the beginning of the second quarter and then is adjusted for the issuances and exercises that occurred during the second quarter of 2019 and adjusts for balances for changes in fair value that occurred during the current quarter. The ending balance of the Level 3 financial instrument presented above represents our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Three months ended June 30, 2019	Warrant Liability – Current	Warrant Liability –Long-Term	Warrant Liability –Total
Balance, March 31, 2019	$2,386	$—	$2,386
Reclass of liability from long-term to current	—	—	—
Exercise of warrants	(3,174)	—	(3,174)
Issuances of warrants	10,139	—	10,139
Change in fair value - net	(2,407)	—	(2,407)
Balance, June 30, 2019	$6,944	$—	$6,944

 The table below (in thousands) of Level 3 liabilities begins with the valuation as of December 31, 2018 and then is adjusted for the issuances and exercises, and changes in fair value that occurred during the six months ended June 30, 2019. The ending balance of the Level 3 financial instrument presented above represents our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Six months ended June 30, 2019	Warrant Liability – Current	Warrant Liability – Long-Term	Warrant Liability – Total
Balance, December 31, 2018	$180	$1,328	$1,508
Reclass of liability from long-term to current	1,328	(1,328)	—
Exercise of warrants	(3,174)	—	(3,174)
Issuances of warrants	11,546	—	11,546
Change in fair value - net	(2,936)	—	(2,936)
Balance, June 30, 2019	$6,944	$—	$6,944

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The Company’s potentially dilutive securities, which were not included in the calculation of net loss per share as inclusion of these securities would have been anti-dilutive are summarized in the table below:

	June 30,
	2019	2018
Warrants	2,814,000	3,784,515
Stock options	10,613,998	2,754,000
Total Common Stock Equivalents	13,427,998	6,538,515

Reclassifications - A reclassification was made to the prior period financial statements to conform to the 2019 presentation. Such reclassification did not affect net loss as previously reported. Historically, "Deferred compensation - related party" was a separate line item on the balance sheet. Management believes that this balance is best shown included in "accrued expenses and other current liabilities," and, as such, a reclassification was made to the balance sheet for the period ended December 31, 2018 to include "deferred compensation - related party" in with "accrued liabilities and other current liabilities." Additionally, interim disclosures pertaining to stockholders' equity are shown for current and comparative year-to-date periods, with subtotals for each interim period.

Subsequent Events - The Company’s management reviewed all material events through the date these unaudited condensed consolidated financial statements were issued for subsequent events disclosure consideration, see Note 8 - "Subsequent Events".

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 affects all entities that enter into share-based payment transactions for acquiring goods and services from non-employees. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption permitted, but no earlier than an entity's adoption date of Topic 606. The adoption of this pronouncement did not have a material impact on the Company's condensed consolidated financial statements.

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

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll and bonuses	$678	$492
Accrued clinical testing	420	95
Accrued legal and professional fees	116	91
Operating lease liability - current	35	—
Accrued license fees and sponsored research agreements	31	1,147
Accrued drug manufacturing costs	18	400
Accrued other	92	227
Total accrued expenses and other current liabilities	$1,390	$2,452

4. Warrant Liability

As of June 30, 2019, the Company had 10,256,193 warrants outstanding consisting of 5,250,000 warrants issued in April 2019; 1,585,500 warrants issued in March 2019; 742,991 warrants issued in June 2018; 2,273,700 warrants issued in February 2018; and 404,002 warrants issued in February 2017.

A summary of the Company's warrant activity during the six months ended June 30, 2019 and related information follows:

	Number of Shares Under Warrant	Range of Warrant Exercise Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2019	3,426,711	$1.50	$2.80	$2.48	4.53
Granted	8,242,500	$1.10	$1.75	$1.51	—
Exercised	(1,413,018)	$1.10	$1.50	$1.10	—
Expired	—	$—	$—	$—	—
Balance at June 30, 2019	10,256,193	$1.10	$2.80	$1.89	4.54

Vested and Exercisable at June 30, 2019	10,256,193	$1.10	$2.80	$1.89	4.54

As discussed in Note 5, in connection with the offering that closed on April 25, 2019, the Company issued warrants to purchase 4,687,500 shares of its Common Stock (each a "Warrant"). The warrants are immediately exercisable at a price of $1.75 per share and expire five years from the date of issuance. In connection with the offering, the Company issued Oppenheimer & Co. Inc. a warrant (the "Underwriter Warrant") to purchase up to 562,500 shares of its Common Stock with an exercise price of $1.75 per share. The Underwriter Warrant expires on April 23, 2024.

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

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds linearly interpolated to obtain a maturity period commensurate with the term of the warrants.

Estimated volatility is a measure of the amount by which the Company's stock price is expected to fluctuate each year during the expected life of the warrants. Where appropriate, the Company used the historical volatility of peer entities combined with the Company's due to the lack of sufficient historical data of its stock price during the years 2017 to 2019.

The assumptions used in the BSM models for its outstanding warrants are as follows:

	Six Months Ended June 30, 2019			Year Ended December 31, 2018
Risk-free interest rate	1.73%	to	2.39%	2.46%	to	2.51%
Volatility	75.00%	to	85.00%	75.00%	to	80.00%
Expected life (years)	2.62	to	5.01	3.12	to	4.98
Dividend yield	—%			—%

5. Equity

The Company is authorized to issue 105,000,000 shares of which 5,000,000 shares of preferred stock are authorized and 100,000,000 shares of common stock are authorized.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock. Its certificate of incorporation authorizes the board to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. As of June 30, 2019, there was no preferred stock issued.

Common Stock

Lincoln Park Transaction

On October 4, 2018, the Company entered into a purchase agreement (the "Purchase Agreement") and a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park Capital Fund, LLC ("Lincoln Park"). Pursuant to the terms of the Purchase Agreement, Lincoln Park has agreed to purchase from us up to $20.0 million of our common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we issued 243,013 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement and may issue an additional 121,507 commitment shares pro-rata when and if Lincoln Park purchases (at the Company's discretion) the $20.0 million aggregate commitment. The commitment shares were valued at $337,788, recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement. During the three months ended December 31, 2018, the Company issued 1,399,153 shares to Lincoln Park which included 10,918 commitment shares for $1.8 million. During the first quarter of 2019, the Company issued 605,367 shares, which included 5,367 commitment shares for $0.9 million. No shares were issued to Lincoln Park during the second quarter of 2019.

At Market Issuance Sales Agreements ("ATM")
   During September 2017, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC ("Roth") and National Securities Corporation ("National") (collectively, the “Agents”). Pursuant to the terms of the ATM Agreement, the Company was permitted to sell from time to time through the Agents shares of the Company’s common stock with an aggregate sales price of up to $13 million. The Company agreed to pay a commission to the Agents of 3.0% of the gross proceeds of the sale of the shares sold under the Agreement and to reimburse the Agents for certain expenses. The Company also provided the Agents with customary indemnification rights. During the six months ended June 30, 2019, the Company did not sell any shares under this ATM Agreement. In June 2019, the Company canceled the ATM Agreement.

Subsequent to canceling the ATM Agreement with Roth and National, the Company entered into an At Market Issuance Sales Agreement (the “Opco Agreement”) with Oppenheimer & Co. Inc. (the “Agent”) on July 23, 2019. Pursuant to the terms of the Opco Agreement, the Company may sell from time to time through the Agent shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), with an aggregate sales price of up to $15 million (the “Shares”). Any sales of Shares pursuant to the Opco Agreement will be made under the Company’s effective “shelf” registration statement (the “Registration Statement”) on Form S-3 (File No. 333-219434), which became effective on August 21, 2017 and the related prospectus supplement and the accompanying prospectus, as filed with the Securities and Exchange Commission (the “SEC”). Under the Opco Agreement, the Company may sell Shares through the Agent by any method that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Sales of the Shares, if any, may be made at market prices prevailing at the time of sale, subject to such other terms as may be agreed upon at the time of sale, including a minimum sales price that may be stipulated by the Company’s Board of Directors or a duly authorized committee thereof. The Company or the Agent, under certain circumstances and upon notice to the other, may suspend the offering of the Shares under the Agreement. The offering of the Shares pursuant to the Agreement will terminate upon the sale of Shares in an aggregate offering amount equal to $15 million, or sooner if either the Company or the Agent terminate the Agreement pursuant to its terms. The Company will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Shares sold under the Agreement and reimburse the Agent for certain expenses. The Company has also provided the Agent with customary indemnification rights. The Company has not sold any shares under the Opco Agreement.

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

The following is a summary of option activities for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years) #	Aggregate Intrinsic Value
Outstanding, December 31, 2018	2,794,000	$1.78	$2.61	9.43	$21,200
Granted	45,000	$0.80	$1.15
Exercised	(25,000)	$0.13	$0.20
Outstanding, June 30, 2019	2,814,000	$1.80	$2.63	8.42	$6,800

Exercisable, June 30, 2019	839,333	$2.11	$3.15	8.15	$6,800

During March 2019, 25,000 stock options were exercised at $0.20 per share with the Company receiving $5,000 in gross proceeds.

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Six Months Ended June 30,
	2019			2018
Risk-free interest rate	0.95%	to	2.24%	0.95%	to	2.24%
Volatility	70.18%	to	89.11%	70.18%	to	89.11%
Expected life (years)	5	to	6.25	5	to	6.25
Expected dividend yield	—%			—%

Stock-based compensation for the three and six months ended June 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative	$271	$293	$573	$502
Research and development	47	46	93	79
Total	$318	$339	$666	$581

There were 45,000 options granted during the six months ended June 30, 2019. Options granted during 2019 have an aggregated fair value of $0.04 million that was calculated using the Black-Scholes option-pricing model. As of June 30, 2019, total compensation cost not yet recognized was $2.6 million and the weighted average period over which this amount is expected to be recognized is 2.28 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the above paragraph and table. The expected term of the options was computed using the "plain vanilla" method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin 107 because the

Company does not have sufficient data regarding employee exercise behavior to estimate the expected term. The volatility was determined by referring to the average historical volatility of a peer group of public companies combined with the Company's due to the lack of sufficient historical data of its stock price. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Consulting Agreement

In 2017, the Company entered into a consulting agreement for its investor relations operations. The consulting agreement initially covered a period of twelve months from the commencement date of July 29, 2017, was extended in April 2018 until March 31, 2019. Pursuant to the original consulting agreement, in exchange for the consulting services, the Company issued two warrants (collectively, the “Warrants”) to purchase 100,000 and 50,000 shares of common stock at exercise prices of $2.41 and $3.00 per share. Each of the Warrants vested over a 12-month period in equal monthly installments starting July 29, 2017, provided that the consultant was providing services to the Company pursuant to the consulting agreement on each vesting date. The Warrants became initially exercisable on August 8, 2017 and expire five years from the initial exercise date. The Company recorded stock compensation expense for the non-employee consulting agreement of $0.00 million and $0.04 million for the three months ended June 30, 2019 and 2018, respectively, and $0.002 million and $0.1 million during the six months ended June 30, 2019 and 2018, respectively. In connection with the first extension of the consulting agreement, the Company issued the consultant a 3-year warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 per share vesting in four quarterly installments. In addition, the Company paid $20,000 to the consultant per quarter pursuant to the first amendment to the consulting agreement.

On July 8, 2019, the Company amended the existing consulting agreement for additional cash payments, with a right to cease cash payments by issuing the consultant a fully vested three-year warrant to purchase 150,000 shares of Company common stock, subject to NASDAQ listing of additional shares approval. The consultant is an accredited investor. The Company believes the issuance would be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering. On August 8, 2019, the Company elected to issue such warrant with an exercise price of $1.64.

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

$2.3 million Registered Direct Offering

In June 2018, the Company entered into a definitive agreement with institutional investors for a registered direct offering of securities with gross proceeds of approximately $2.3 million. In connection with the offering, the Company issued 1,092,636 registered shares of common stock at a purchase price of $2.105 per share. Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from the Company an unregistered warrant to purchase 0.65 of a share of common stock. The warrants have an exercise price of $2.02 per share, became exercisable six months from the date of issuance, and will expire five years from the initial exercise date. Roth Capital Partners LLC served as sole placement agent for the offering.

$5.25 million Registered Direct Offering

In March 2019, the Company entered into an Underwriting Agreement (the "Underwriting Agreement") with Oppenheimer & Co. Inc. (the "Underwriter") relating to an underwritten offering (the "Offering") of 5,250,000 units (each a "Unit"), each unit consisting of (i) one share of the Company's common stock, and (ii) 0.5 of a warrant to purchase one share of common stock (each a "Warrant"). The public offering price of the Units was $1.00 per Unit, and the Underwriter agreed to purchase the Units from the Company pursuant to the Underwriting Agreement at a price of $0.93 per Unit. The Warrants included in the Units are immediately exercisable at a price of $1.10 per share, subject to adjustments in certain circumstances, and will expire five years from the date of issuance. The net proceeds from the transaction was approximately $4.7 million after deducting the underwriting discount and estimated offering expenses payable by the Company.

$15 million Registered Direct Offering

In April 2019, the Company entered into subscription agreements (each a "Subscription Agreement") with certain institutional investors (the "Investors") for the sale by the Company of 9,375,000 units (each a "Unit"), each Unit consisting of (i) one share of the Company's common stock, and (ii) 0.5 of a warrant to purchase one share of common stock (each a "Warrant"). The public offering price of the Units was $1.60 per Unit. The Warrants included in the Units will be immediately exercisable at a price of $1.75 per share and will expire five years from the date of issuance. The net proceeds from the transaction was approximately $14.0 million after deducting the placement agent fees and estimated offering expenses payable by the Company.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal, state, or foreign income taxes in 2019 as a result of the losses recorded during the three and six months ended June 30, 2019 and the additional losses expected for the remainder of 2019 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of June 30, 2019, the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and six months ended June 30, 2019 and 2018. The effective tax rate for the three and six months ended June 30, 2019 and 2018 was 0%. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants and valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

7. Commitments and Contingencies

In addition to the commitments and contingencies elsewhere in these notes, see below for a discussion of our commitments and contingencies as of June 30, 2019.

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

The Company recorded lease costs of $0.01 million and $0.02 million for the three and six months ended June 30, 2019, respectively. The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in profit or loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred. The Company recorded total expenses for its short-term leases of $0.01 million and $0.03 million for the three and six months ended June 30, 2019, respectively. The Company recorded lease costs for variable lease payments of $0.01 million and $0.01 million for the three and six months ended June 30, 2019, respectively.

The minimum lease payments are expected to be as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2019 (remaining six months)	$26
2020	53
2021	54
2022	55
2023	55
Thereafter	10
Total lease payments	253
Less: imputed interest	(47)
Present value of operating lease liabilities	$206

At December 31, 2018, future minimum lease payments under long-term leases for the five years ending December 31, 2019 through 2023 and thereafter are as follows (in thousands): $48, $53, $54, $55, $56, and $5, respectively.

As of June 30, 2019, the weighted average remaining lease term is 4.7 years, and the weighted average discount rate is 9.6%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses an incremental borrowing rate based on a peer analysis using information available at the commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. During the six months ended June 30, 2019, other than the initial adoption of the lease standard that required right of use assets and lease liabilities to be recorded, there were no right of use assets recorded arising from new lease liabilities.

MD Anderson

Under agreements associated with Annamycin, the WP1122 Portfolio, and the WP1066 Portfolio, which includes WP1732, all described below, the Company is responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees can cost as high as $0.1 million depending upon the anniversary. Milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $0.5 million. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $0.6 million. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively. On June 29, 2017, the Company entered into an agreement with MD Anderson licensing certain technology related to the method of preparing Liposomal Annamycin.

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

MBI entered into an out-licensing agreement with Houston Pharmaceuticals, Inc. (“HPI”), pursuant to which it granted certain intellectual property rights to HPI, including rights covering the potential drug candidate, WP1066 (“HPI Out-Licensing Agreement”). Under the HPI Out-Licensing Agreement the Company was required to make quarterly sponsored research payments totaling $0.75 million for the first twelve quarters following the effective date, of the HPI Out-Licensing Agreement, or May 2, 2016, in consideration for the right to development data related to the development of licensed products. Notwithstanding the Company's obligation to make the foregoing payments, the HPI Out-Licensing Agreement did not obligate HPI to conduct any research or to meet any milestones. Upon payment in the amount of $1.0 million to HPI within three years of the effective date of the HPI Out-Licensing Agreement ("HPI Option Repurchase Payment") MBI regained all rights to the licensed subject matter and rights to any and all development data and any regulatory submissions including any IND, NDA or ANDA related to the licensed subject matter and can end the license without any other obligation other than the aforementioned quarterly sponsored research payments. The option repurchase payment was paid on April 30, 2019 for $1.0 million and, accordingly, the HPI Out-Licensing Agreement was terminated. The $1.0 million payment was accrued and expensed under "Research and development" in the second quarter of 2018. Total expenses related to HPI were $0.0 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

In February 2018, MBI entered into a license agreement with MD Anderson covering a new group of molecules recently discovered in connection with research it has been sponsoring there called WP1732, a part of the WP1066 Portfolio.

Sponsored Research Agreements with MD Anderson

On January 9, 2017, MBI amended its Sponsored Laboratory Study Agreement with MD Anderson whereby it paid $0.3 million in 2017, and the agreement was extended to October 31, 2018. On December 4, 2017, MBI extended this Agreement until October 31, 2019 for total payment amount of $0.35 million spread over that period of time. Of this amount, $0.24 million was paid in the first quarter of 2018 and the final payment of $0.11 million was paid in the third quarter of 2018. On September 25, 2018, the Company extended this Agreement until October 31, 2020 for total payment amount of $0.4 million spread over that period of time. Of this amount, $0.27 million was paid in the fourth quarter of 2018, and the final payment of $0.13 million was paid in the first quarter of 2019. On June 25, 2019, the Company amended the Agreement to support the continuation of the project for total payment amount of $0.4 million. Of this amount, $0.2 million was paid in the second quarter of 2019, $0.1 million is due in the third quarter of 2019, and the remaining $0.1 million is due in the first quarter of 2020. The expenses recognized under the MD Anderson agreement with regards to the Sponsored Laboratory Study were $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.2 million, for the six months ended June 30, 2019 and 2018, respectively.

Other Licenses

Dermin

In 2015, the Company obtained the rights and obligations for certain patent and technology development and license agreements with Dermin Sp. Zoo (“Dermin”). In connection with such agreements, certain intellectual property rights related to Annamycin, our WP1122 portfolio, and the Company's WP1066 portfolio were licensed to Dermin and Dermin was granted a royalty-bearing, exclusive license to manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property. With respect to Annamycin, the license is limited to the countries of Poland, Ukraine, Czech Republic, Hungary, Romania, Slovakia, Belarus, Lithuania, Latvia, Estonia, Netherlands, Turkey, Belgium, Switzerland, Austria, Sweden, Greece, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland, Kazakhstan, Russian Federation, Uzbekistan, Georgia, Armenia, Azerbaijan and Germany; provided that the Company has the right to remove Germany from the list of covered territories with a $0.5 million payment. With respect to WP1122, the license is limited to the countries of Belarus, Russia, Kazakhstan, Uzbekistan, Turkmenistan, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Ukraine. With respect to WP1066, the license is limited to the countries of Belarus, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Ukraine. In each case, Dermin agreed to pay a royalty for the sale of any licensed product in the licensed territories and agreed to pay all out-of-pocket expenses incurred in filing, prosecuting and maintaining the licensed patents for which the license has been granted in the licensed territories. Dermin also agreed to provide a percentage of certain consideration that Dermin receives pursuant to sublicense agreements. In July 2019, Dermin assigned its rights under the foregoing license agreements to an affiliated entity, Exploration Invest Pte Ltd. (“Exploration”). On July 30, 2019, the Company and Exploration entered into a License Modification Agreement pursuant to which the Company agreed to issue Exploration shares of Company common stock valued at $0.5 million (based on the greater of the closing price of the common stock on the date of the agreement or the 10-day average closing price prior to the date of the agreement) in exchange for the modifying the license agreements to: (i) limit the licensed territory solely to Poland; and (ii) limit the patent rights and technology rights licensed to Exploration to the patent rights and technology rights that existed on the date the original license agreements were entered into with Dermin.

WPD Pharmaceuticals

On February 19, 2019, the Company sublicensed certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio to WPD Pharmaceuticals (“WPD”) (the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, one of the Company's founders and largest shareholder. Under the WPD Agreement, the Company granted WPD a royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in the countries of Germany, Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland (“licensed territories”), provided that the Company has the right to buyback Germany from the licensed territories by making a payment $0.5 million. On July 30, 2019, the Company entered into an agreement that satisfied the foregoing buyback right, and as such, Germany is no longer considered part of the licensed territories.

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

Animal Life Sciences

On February 19, 2019, the Company sublicensed certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio in the field of non-human animals to ALI (the “ALI Agreement”). ALI is affiliated with Dr. Waldemar Priebe, one of its founders and its largest shareholder. Under the ALI Agreement, the Company granted ALI a worldwide royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of non-human animals under the licensed intellectual property. This license is subject to the terms in the prior agreements entered into by the Company and MDA. Under the ALI Agreement, the Company has the right to name an observer to ALI's board of directors. On August 8, 2019, the Company named its Chairman and CEO Walter V. Klemp to that position.

Since ALI and WPD are beginning the process to develop and commercialize products using the sublicensed intellectual property rights, the Company is currently unable to predict whether ALI and WPD will be successful in developing such products or when the Company may recognize royalty revenues related to such products.

Employment Agreements

The Company has agreements with seven employees to provide certain benefits in the event of termination where the base salary and certain other benefits would aggregate approximately $1.3 million using the rate of compensation in effect at June 30, 2019.

8. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, no other events occurred.

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
•The need to obtain and retain regulatory approval of our drug candidates, both in the United States and in Poland;
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

Overview

Moleculin Biotech, Inc., a Delaware corporation, is a clinical stage pharmaceutical company focused on the treatment of highly resistant cancers. We have three core technologies, all of which are based on discoveries made at M.D. Anderson Cancer Center ("MD Anderson"). We have three drugs in four clinical trials in the US and Poland. Our clinical stage drugs are Annamycin, believed by management to be a “Next Generation” Anthracycline, being studied in the US and Poland for the treatment of relapsed or refractory acute myeloid leukemia, or AML, and WP1066, an Immune/Transcription Modulator targeting brain tumors, pancreatic cancer and AML. Additionally, a third drug, WP1220 (a molecule similar to WP1066), was approved for a clinical trial in January 2019 in Poland for the topical treatment of cutaneous T-cell lymphoma and for which patient treatments have begun. We are also engaged in preclinical development of additional drug candidates, including additional Immune/Transcription Modulators, as well as Metabolism/Glycosylation Inhibitors.

We believe that our Next Generation Anthracycline, Annamycin, is unlike any currently approved anthracyclines, as it is designed to avoid multidrug resistance mechanisms with little to no cardiotoxicity (two problems common to all currently approved anthracyclines) — hence the use of the term "Next Generation." Annamycin is currently in two Phase I/II clinical trials and preliminary clinical data suggests it may have the potential to become the first successful therapy suitable for the majority of relapsed or refractory AML patients.

WP1066 is one of several STAT3 Immune/Transcription Modulators designed to stimulate the immune response to tumors by inhibiting the errant activity of Regulatory T-Cells ("TRegs") while also inhibiting key oncogenic transcription factors, including p-STAT3, c-Myc and HIF-1α. These transcription factors are widely sought targets that may also play a role in the lack of efficacy of immune checkpoint inhibitors in certain resistant tumors.

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

Moleculin, LLC was formed in 2006 and was working to develop the WP1066 Portfolio it licensed from MD Anderson. On May 2, 2016, Moleculin, LLC was merged with and into MBI. As a result of the merger, we issued the holders of Moleculin, LLC equity interests and convertible notes representing in the aggregate 999,931 shares of our common stock. Since Moleculin, LLC commenced operations in 2006, substantially all of its efforts had been focused on research, development and the advancement of the WP1066 Portfolio. Moleculin, LLC did not generate any revenue from product sales and, as a result, incurred significant losses.

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

Technology Overview

We have been granted royalty-bearing, worldwide, exclusive licenses for the patent and technology rights related to all of our drug technologies, as these patent rights are owned by MD Anderson. The Annamycin drug substance is no longer covered by any existing patent protection, but on July 10, 2019, we submitted patent applications for formulation, synthetic process and reconstitution related to our Annamycin drug product candidate. If these patent applications are approved, of which we can provide no assurance, this would provide potentially 20 years of protection for our drug. Independently from potential patent protection, in 2018 we have received Orphan Drug designation (“ODD”) from the FDA for Annamycin for the treatment of AML and, in 2019 we received ODD for WP1066 for the treatment of glioblastoma. This may enable market exclusivity of 7 years from the date of approval of a New Drug Application (“NDA”) in the United States. During that period FDA generally could not approve another product with the same active moiety for the same use. We also intend to apply for similar status in the European Union (“EU”) where market exclusivity extends to 10 years from the date of Marketing Authorization Application (“MAA”). Separately, the FDA may also grant market exclusivity of 5 years for newly approved new chemical entities (of which Annamycin would be one), but there can be no assurance that such exclusivity will be granted.

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

One of the key dose-limiting toxicities associated with currently available anthracyclines (including the anthracycline in the recently approved drug, Vyxeos) is the propensity to induce life-threatening heart damage (also known as cardiotoxity). This is a particularly significant risk for pediatric leukemia patients, whose life spans can be severely shortened by the induction therapy intended to cure them of acute leukemia. In the animal model recommended by the FDA as an indicator of human cardiotoxicity, the non-liposomal (free) form of Annamycin has been shown to be significantly less likely than doxorubicin to create heart lesions in mice, and the liposomal formulation ("L-Annamycin") has been shown in these same models to have reduced cardiotoxicity to the point where it is unlikely to cause harm to human patients. If this characteristic is shown to be the same in humans, it may allow L-Annamycin to be used more aggressively to help patients achieve remission. This would be especially valuable in the case of pediatric acute leukemia (both AML and ALL) because of the potential impact of cardiotoxicity on long-term survival. In our current Phase I/II trial for Annamycin, we are collecting data to further validate the design intent of Annamycin to have little or no cardiotoxicity. Unless otherwise noted, all of our references to Annamycin refer to the liposomal form or L-Annamycin.

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

The high level of anticancer activity demonstrated in multiple tumors in animal models by WP1066 and WP1732 is potentially related to their ability to also inhibit such important key oncogenic transcription factors like c-Myc and HIF-1α. In addition to direct anticancer effects not related to the function of the immune system, our lead drug WP1066 has also been shown to boost immune response in animals, in part by inhibiting activity of Regulatory T cells ("Tregs"), which are coopted by tumors to evade the immune system. We believe the dual effect of (1) directly inhibiting tumor growth and inducing tumor cell death and (2) separately boosting and directing the natural immune response to tumors is therapeutically highly promising. If additional preclinical and clinical data validate the two avenues of apparent activity, this class of drugs may be well-suited to treat a wide range of tumors, both as single agents and as critical elements of successful combination therapies targeting even some of the most difficult-to-treat cancers.

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

In certain types of tumors, like melanoma, checkpoint inhibitors work well, and the results can be impressive, creating durable suppression of tumors where no other therapy had succeeded. However, despite the outstanding results in select patients, checkpoint inhibitors benefit only a limited number of patients in certain cancers, and they are essentially not effective in what are called “non-responsive” tumors like glioblastoma and pancreatic cancer, among others. As a result, companies are now focusing heavily on combination therapies, combining immune checkpoint inhibitors with chemotherapy, as well as other agents. There appears to be tremendous demand and we believe there is a clear need for new chemotherapeutic agents that, by their specific mechanism of action, would produce potent combination effects with immune checkpoint inhibitors, and that additionally can boost immune system response on their own. In this regard, there is early nonclinical evidence that WP1066, as a single agent, has the ability to reverse immune tolerance in brain tumor patients (Cancer Res, 67(20), 9630, 2007), and preliminary data in animal models that suggests WP1066 may have a potential for combination use with checkpoint inhibitors.

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

The success of PET scanning points to the potential therapeutic benefit of the tumor-specific inhibition of glycolysis that would block energy (adenosine triphosphate (“ATP”)) production and could potentially “starve tumor cells to death” and/or make them sensitive to other existing therapies, including radiotherapy. Unsuccessful attempts to realize this therapeutic potential have been made in the past, using a glucose decoy known as “2-deoxy-D-glucose” ("2-DG"). Those attempts to target the metabolism of tumor cells have failed, we believe, because of 2-DG’s lack of drug-like properties that include rapid metabolism, short half-life and limited tissue-organ distribution. Essentially, not enough 2-DG could be delivered to its intended target.

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

With regard to additional Annamycin clinical activity, we received Polish National Office approval in June 2018 for a Clinical Trial authorization (“CTA”) in Poland, which enabled us to begin a Phase I/II clinical trial there to study Annamycin for the treatment of relapsed or refractory AML. During the first half of 2019, we began screening and treating patients in Poland. We have now completed the first two cohorts and are now treating patients in the third cohort.

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

With regard to additional clinical activity on other drugs, we initiated a proof-of-concept clinical trial in Poland to study our drug candidate WP1220, a part of the WP1066 portfolio, for the topical treatment of cutaneous T-cell lymphoma (“CTCL”). In 2018, we filed a CTA in Poland for this trial, which was approved in January 2019, giving us a third drug in clinic and our fourth clinical trial. We began treating patients during the first quarter of 2019.

We have begun planning and performing the necessary pre-clinical work required to submit an IND for WP1732 and WP1122. In June 2018, we entered into an agreement with The University of Iowa Pharmaceuticals for the development of a formulation for WP1732. This agreement marked the beginning of creating a preclinical package to submit to the FDA in order to request Investigational New Drug status. We have now completed initial formulation development, and our IND-enabling toxicology work will be progressing via our Australian subsidiary, Moleculin Australia. As a result of our toxicology work, we are investigating improvements to the formulation of WP1732. We now expect to submit an IND in the US in 2020.

We also continue to sponsor ongoing research at MD Anderson in order to improve and expand our drug development pipeline.

Recent Business Developments

Below are recent business developments.

Completion of Lymphoma Trial Enrollment

On August 13, 2019 we announced our proof of concept clinical trial to evaluate our p-STAT3 inhibitor, WP1220, for the topical treatment of CTCL has reached full enrollment. This proof of concept, if successful, could be an important first demonstration of a therapeutic effect in humans from such a p-STAT3 inhibitor. We believe showing activity with one of our STAT3 inhibitors could be an indicator of both the value of p-STAT3 as a target and the potential for our drugs in other cancers where STAT3 is highly activated.

WP1066 Potentially Capable of Immune Reprogramming in Glioblastoma Animal Models

On August 6, 2019, we announced that a paper entitled "Immunological Reprogramming in the CNS Tumor Microenvironment and Therapeutic Efficacy of Radiotherapy with STAT3 Blockade" will be presented at the Inaugural Conference on Brain Metastases, in New York City, August 16-17, 2019. Dr. Martina Ott, of MD Anderson Cancer Center, will be presenting the findings of research she conducted in collaboration with Dr. Amy Heimberger (the Principle Investigator of the current investigator-initiated clinical trial of WP1066 for brain tumors) in combining WP1066 with radiation therapy in glioblastoma animal models. One of the findings of her research that is especially encouraging is that immune-competent mice treated with both radiation and WP1066 developed an immunological memory that enabled them to prevent regrowth of the tumor after these tumor cells were reintroduced. The result was the development of long-term survivors, leading to an increase in overall survival in these models. Of note was that mice with a compromised immune system did not show this effect. We believe that these findings will have a profound impact on understanding the role of STAT3 inhibition, as well as help focus our continued development of WP1066 in this disease. This study was also particularly interesting because it showed the most robust immunological responses were located in the CNS (Central Nervous System) tumor microenvironment rather than peripheral non-tumor tissue. Importantly, the study indicated that the combination of STAT3 inhibition with whole brain radiotherapy had the capacity to enhance the therapeutic effect against established tumors based on immunological competence. We plan to explore this potential in human clinical trials.

At Market Issuance Sales Agreement

We entered into an At Market Issuance Sales Agreement with Oppenheimer & Co. Inc. on July 23, 2019 (the "Opco Agreement"). Pursuant to the terms of the Opco Agreement, we may sell from time to time through the Agent shares of our common stock, par value $0.001 per share, with an aggregate sales price of up to $15 million. Any sales of shares pursuant to the Opco Agreement will be made under our effective “shelf” registration statement on Form S-3 (File No. 333-219434), which became effective on August 21, 2017 and the related prospectus supplement and the accompanying prospectus, as filed with the Securities and Exchange Commission. Under the Opco Agreement, we may sell Shares through the Agent by any method that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. Sales of the shares, if any, may be made at market prices prevailing at the time of sale, subject to such other terms as may be agreed upon at the time of sale, including a minimum sales price that may be stipulated by our Board of Directors or a duly authorized committee thereof. We or the Agent, under certain circumstances and upon notice to the other, may suspend the offering of the shares under the Agreement. The offering of the Shares pursuant to the Agreement will terminate upon the sale of Shares in an aggregate offering amount equal to $15 million, or sooner if either we or the Agent terminate the Opco Agreement pursuant to its terms. We will pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the shares sold under the Opco Agreement and reimburse the Agent for certain expenses. We have also provided the Agent with customary indemnification rights. We have not sold any shares under the Opco Agreement.

Annamycin in Acute Myeloid Leukemia in Poland Advances to 3rd Cohort

On July 18, 2019, we announced additional positive interim safety and efficacy data from our ongoing open label, single arm Phase 1/2 study of Annamycin in Poland. Three patients were treated at a dose level of 150 mg/m2 with no drug-related adverse events, including no signs of cardiotoxicity. The results for all 3 patients were reviewed by the Drug Safety Review Committee, which determined that the trial could progress to the next higher dose level of 180 mg/m2. To date in Poland, one patient experienced grade 2 mucositis (which resolved to grade 1 within 2 days) and no other adverse events related to Annamycin have been reported. One patient has completed treatment in the 120 mg/m2 (second) cohort in our parallel US clinical trial (the US trial started at a lower initial dose of 100 mg/m2).

New Patents for Annamycin After Receiving FDA Approval of Fast Track Designation

On July 10, 2019, we announced we have filed new patents covering the production and reconstitution of Annamycin, which is currently in two clinical trials for the treatment of relapsed or refractory acute myeloid leukemia ("AML"). If these patent applications are approved, this will potentially give us 20 years of protection for our drug.

Positive Interim Results in First Cohort of Phase 1/2 Clinical Studies of Annamycin in Europe

On May 7, 2019, we announced additional positive interim safety and efficacy data from our ongoing open label, single arm Phase 1/2 study of Annamycin in Europe, specifically Poland. After receiving a single starting dose of 120 mg/m2 in the first cohort of the dose escalation phase of the trial, 2 of 3 patients treated responded sufficiently to qualify for a potentially curative bone marrow transplant. The results for all 3 patients were reviewed by the Safety Review Committee, which determined that no drug-related adverse events were observed that would prevent advancing the trial to the next higher dose level of 150 mg/m2. To date in the European trial, one patient experienced grade 2 mucositis (which resolved to grade 1 within 2 days) and no other adverse events related to Annamycin have been reported. No additional patient data have been developed in the our parallel US clinical trial, which is currently recruiting its second cohort to be given a dose level of 120 mg/m2. No signs of cardiotoxicity have been reported in either trial.

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

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	2,099	4,231	5,031	5,469
General and administrative	1,484	1,220	3,075	2,611
Depreciation and amortization	49	7	97	15
Total operating expenses	3,632	5,458	8,203	8,095
Loss from operations	(3,632)	(5,458)	(8,203)	(8,095)
Other income (expense):
Gain from change in fair value of warrant liability	2,407	331	2,936	1,040
Other expense	—	(1)	—	(1)
Interest income, net	4	3	5	4
Net loss	$(1,221)	$(5,125)	$(5,262)	$(7,052)

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Research and Development Expense. Research and development ("R&D") expense was $2.1 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively. The decrease of $2.1 million is mainly related to costs incurred in 2018 of producing additional drug product for our Annamycin clinical trials.

General and Administrative Expense. General and administrative expense was $1.5 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $0.3 million was mainly attributable to increase in G&A related payroll costs.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $2.4 million in the second quarter of 2019 as compared to a net gain of $0.3 million in the second quarter of 2018, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings in April 2019, March 2019, June 2018, February 2018, and February 2017. We are required to revalue certain of the warrants at the time of each warrant exercise and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price. During the quarter, our stock price fluctuated greatly.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Research and Development Expense. R&D expense was $5.0 million and $5.5 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $0.5 million is mainly related to costs incurred in 2018 of producing additional drug product for our Annamycin trials, offset by increased clinical activity in 2019 and an increase in R&D headcount over the prior period.

General and Administrative Expense. General and administrative expense was $3.1 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $0.5 million was mainly attributable to increase in G&A related payroll costs, as well as increases in stock-based compensation costs attributable to new employees and new employee stock options.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $2.9 million in the six months ended June 30, 2019 as compared to a net gain of $1.0 million in 2018, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings in April 2019, March 2019, June 2018, February 2018, and February 2017. We are required to revalue certain of the warrants at the time of each warrant exercise and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(9,194)	$(6,274)
Net cash used in investing activities	(34)	(8)
Net cash provided by financing activities	20,802	10,284
Effect of exchange rate changes on cash and cash equivalents	(13)	6
Net increase in cash and cash equivalents	$11,561	$4,008

As of June 30, 2019, there was no cash on hand in Australia however there was a local tax receivable which has been fully reserved on our financial statements. We do maintain a bank account in Australia and know of no related limitations impacting our liquidity there.

Cash used in operating activities

Cash used in operations was $9.2 million for the six months ended June 30, 2019. This $2.9 increase over the prior year of $6.3 million was mainly due to: 1) payments for developing, manufacturing and testing drug product as we prepared for clinical trials; 2) an increase in R&D headcount and associated payroll costs; 3) an increase in paid sponsored research and related expenses; and 4) an increase in license fees. These are all a reflection of the ongoing clinical and pre-clinical activity and the associated increase in G&A support for our three core drug technologies.

Cash used in investing activities

Net cash used in investing activities was $0.03 million for the six months ended June 30, 2019 compared to $0.01 million for the six months ended June 30, 2018. We purchased additional furniture and fixtures as well as electronic equipment for our corporate office.

Cash provided in financing activities

In April 2019, we completed subscription agreements with institutional investors to purchase an aggregate of 9,375,000 units at a public offering price of $1.60 per unit in a registered direct offering. Each unit is comprised of one share of common stock and 0.5 of a warrant to purchase one share of common stock resulting in gross proceeds of $15.0 million. Each warrant has an exercise price of $1.75 per share and is exercisable immediately. The warrants will expire five years from the date of issuance.

Additionally, during the second quarter of 2019, 1,413,018 shares were issued due to the exercise of various warrants related to past public offerings. Gross proceeds received due to these exercises approximated $1.6 million.

In March 2019, we completed an underwritten offering of 5,250,000 units, each unit consisting of (i) one share of common stock and (ii) 0.5 of a warrant to purchase one share of common stock. The public offering price of the units was $1.00 per unit, and the underwriter agreed to purchase the units from us at a price of $0.93 per Unit. The warrants included in the units are immediately exercisable at a price of $1.10 per share, subject to adjustments in certain circumstances, and will expire five years from the date of issuance. The net proceeds from the transaction was $4.7 million after deducting the underwriting discount and estimated offering expenses.

In June 2018, we entered into an agreement with institutional investors for a registered direct offering of securities for the sale by us of 1,092,636 shares of our common stock, at a purchase price of $2.105 per share. Concurrently with the sale of the common shares, we also sold warrants to purchase 710,212 shares of common stock. We sold the common shares and warrants for net proceeds of $2.1 million after deducting certain fees due to the placement agent and transaction expenses. Subject to certain beneficial ownership limitations, the warrants will be initially exercisable on the six-month anniversary of the issuance date at an exercise price equal to $2.02 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date.

In February 2018, we entered into a securities purchase agreement with certain institutional investors for the sale by us of 4,290,000 shares of our common stock, at a purchase price of $2.10 per share. Concurrently with the sale of the common shares, we also sold warrants to purchase 2,145,000 shares of common stock. We sold the common shares and warrants for net proceeds of $8.2 million after deducting certain fees due to the placement agent and transaction expenses. Subject to certain beneficial ownership limitations, the warrants became exercisable on the six-month anniversary of the issuance date at an exercise price equal to $2.80 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date.

We believe that our existing cash and cash equivalents as of June 30, 2019, will be sufficient to fund our planned operations into the second quarter of 2020, without the issuance of additional equity for cash. Such issuances should extend the funding of our planned operations significantly beyond the second quarter of 2020. Such plans are subject to our stock price, market conditions, changes in planned expenses depending on clinical enrollment progress, the use of drug product or a combination thereof.

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

Acquisition and Creation of a Subsidiary

We acquired Moleculin, LLC on May 2, 2016, and, since such date our consolidated financial statements have included the operations of Moleculin, LLC. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired will be recorded as goodwill. We obtained input from third-parties regarding our tangible and intangible assets and other information necessary to measure the fair value of the assets acquired and liabilities assumed in connection with the acquisition of Moleculin, LLC. In June 2018, MBI formed Moleculin Australia Pty. Ltd., ("MAPL"), a wholly-owned subsidiary, to begin preclinical development in Australia for WP1732. This may enable us to enjoy the benefits of certain research and development tax credits in Australia. In February 2019, the Company entered into an agreement with Animal Life Sciences, LLC ("ALI"), where the Company has granted a sublicense to ALI to research, develop, make, have made, use, offer to sell, sell, export or import and commercialize certain licensed products and share development data. ALI issued to the Company a 10% membership interest in ALI. In June 2019 ALI became Animal Life Sciences, Inc., incorporated in Nevada.

Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conducting of pre-clinical studies and the preparation for clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

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

In light of the material weakness described below, we performed additional procedures during the quarter and additional analysis and procedures post-closing to ensure our unaudited consolidated condensed financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard 1305) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

During the last quarter of fiscal 2016, and as our operational activities increased, management determined that it does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. In 2018, management added two accounting positions, added additional fraud controls with regards to our banking systems, and replaced the accounting system with a more robust accounting system that should assist in mitigating this material weakness. Along with these improvements, changes were made in our authorization processes to improve segregation of duties. Certain improvements in segregation of duties are currently being acted upon and addressed, mainly as to the controls on information technology systems. Management may further increase its accounting staff to remediate this material weakness.

There has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of 2019, we began scoping and planning the implementation of required internal controls, utilizing outside consultants.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Form of Warrant issued in April 2019 Offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed April 24, 2019)

4.2	Form of Placement Agent Warrant issued in April 2019 Offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed April 24, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

Date: August 16, 2019	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 16, 2019	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)