Form 10-Q
period 2020-06-30
Moleculin Biotech, Inc.
filed 2020-08-12
CIK 1659617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
 or
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

The registrant had 61,704,290 shares of common stock outstanding at August 7, 2020.

Moleculin Biotech, Inc.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements
Moleculin Biotech, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share data)
(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$16,734	$10,735
Prepaid expenses and other current assets	3,015	2,749
Total current assets	19,749	13,484
Furniture and equipment, net	238	316
Intangible assets	11,148	11,148
Operating lease right-of-use asset	245	287
Total assets	$31,380	$25,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,918	$2,153
Accrued expenses and other current liabilities	1,821	1,417
Total current liabilities	3,739	3,570
Operating lease liability - long-term, net of current portion	220	276
Warrant liability - long-term	11,792	5,818
Total liabilities	15,751	9,664
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2020 and December 31, 2019, 60,403,164 and 45,727,700 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	60	46
Additional paid-in capital	66,428	55,055
Accumulated other comprehensive income	23	31
Accumulated deficit	(50,882)	(39,561)
Total stockholders’ equity	15,629	15,571
Total liabilities and stockholders’ equity	$31,380	$25,235

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	3,329	2,099	6,535	5,031
General and administrative	1,653	1,484	3,463	3,075
Depreciation and amortization	52	49	98	97
Total operating expenses	5,034	3,632	10,096	8,203
Loss from operations	(5,034)	(3,632)	(10,096)	(8,203)
Other income (loss):
Gain (loss) from change in fair value of warrant liability	(5,099)	2,407	(1,254)	2,936
Other income, net	17	—	22	—
Interest income, net	4	4	7	5
Net loss	$(10,112)	$(1,221)	$(11,321)	$(5,262)

Net loss per common share - basic and diluted	$(0.17)	$(0.03)	$(0.21)	$(0.15)
Weighted average common shares outstanding, basic and diluted	59,483,267	42,393,031	54,707,132	35,765,790

Net Loss	$(10,112)	$(1,221)	$(11,321)	$(5,262)
Other comprehensive income (loss):
Foreign currency translation	25	(2)	(8)	(13)
Comprehensive loss	$(10,087)	$(1,223)	$(11,329)	$(5,275)

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,321)	$(5,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	97
Stock-based compensation	805	666
Change in fair value of warrant liability	1,254	(2,936)
Operating lease, net of sublease receipts	95	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(266)	(667)
Accounts payable	(235)	11
Accrued expenses and other current liabilities	295	(1,097)
Net cash used in operating activities	(9,275)	(9,194)
Cash flows from investing activities:
Purchase of fixed assets	(20)	(34)
Net cash used in investing activities	(20)	(34)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	5
Proceeds from exercise of warrants	5	1,557
Proceeds from sale of common stock, net of issuance costs	15,298	19,240
Net cash provided by financing activities	15,303	20,802
Effect of exchange rate changes on cash and cash equivalents	(9)	$(13)
Net change in cash and cash equivalents	5,999	11,561
Cash and cash equivalents, at beginning of period	10,735	7,134
Cash and cash equivalents, at end of period	$16,734	$18,695

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1
Cash paid for taxes	$15	$11
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$21	$21

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except for shares)
(unaudited)

	Six Months Ended June 30, 2020
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit		Stockholders' Equity
Balance, December 31, 2019	45,727,700	$46	$55,055	$(39,561)	$31	$15,571
Issued for cash - sale of common stock, net of issuance costs of $709	7,500,000	7	559	—	—	566
Stock-based compensation	—	—	397	—	—	397
Consolidated net loss	—	—	—	(1,209)	—	(1,209)
Cumulative translation adjustment	—	—	—	—	(33)	(33)
Balance, March 31, 2020	53,227,700	$53	$56,011	$(40,770)	$(2)	$15,292
Issued for cash - sale of common stock, net of issuance costs of $336	7,170,964	7	10,000	—	—	10,007
Warrants exercised	4,500	—	9	—	—	9
Stock-based compensation	—	—	408	—	—	408
Consolidated net loss	—	—	—	(10,112)	—	(10,112)
Cumulative translation adjustment	—	—	—	—	25	25
Balance, June 30, 2020	60,403,164	$60	$66,428	$(50,882)	$23	$15,629

	Six Months Ended June 30, 2019
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit		Stockholders' Equity

Balance, December 31, 2018	28,528,663	$29	$40,564	$(26,356)	$35	$14,272
Issued for cash - sale of common stock, net of issuance costs of $617	5,250,000	5	3,221	—	—	3,226
Issued to Lincoln Park - sale of common stock	605,367	—	883	—	—	883
Stock options exercised	25,000	—	5	—	—	5
Stock-based compensation	—	—	348	—	—	348
Consolidated net loss	—	—	—	(4,041)	—	(4,041)
Cumulative translation adjustment	—	—	—	—	(11)	(11)
Balance, March 31, 2019	34,409,030	$34	$45,021	$(30,397)	$24	$14,682
Issued for cash - sale of common stock, net of issuance costs of $302	9,375,000	9	3,575	—	—	3,584
Warrants exercised	1,413,018	2	4,729	—	—	4,731
Stock-based compensation	—	—	318	—	—	318
Consolidated net loss	—	—	—	(1,221)	—	(1,221)
Cumulative translation adjustment	—	—	—	—	(2)	(2)
Balance, June 30, 2019	45,197,048	$45	$53,643	$(31,618)	$22	$22,092

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

1. Nature of Business and Liquidity

The terms "MBI" or "the Company", "we", "our", and "us" are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with its focus on the treatment of highly resistant cancers and viruses via the development of its drug candidates, all of which are based on license agreements with The University of Texas System on behalf of the MD Anderson Cancer Center, which we refer to as MD Anderson. MBI formed Moleculin Australia Pty. Ltd., (MAPL), a wholly owned subsidiary, to perform certain preclinical development in Australia. This enables the Company to enjoy the benefits of certain research and development tax credits in Australia. In February 2019, the Company entered into an agreement with Animal Life Sciences, LLC (ALI), where the Company has granted a sublicense to ALI to research, develop, make, have made, use, offer to sell, sell, export or import and commercialize certain licensed products for non-human use and share development data. ALI issued to the Company a 10% interest in ALI. ALI converted into a corporation and became Animal Life Sciences, Inc.

Core Technologies - MBI has three core technologies, two of which have multiple drug candidates, and all of which are based on discoveries made at MD Anderson. These core technologies are 1) Annamycin, 2) its STAT3 Immune/Transcription Modulators, or simply "Immune/Transcription Modulators" WP1066 portfolio and 3) its Antimetabolite (including Metabolism/Glycosylation Inhibitors) WP1122 portfolio of molecules. The Company’s clinical stage drugs are Annamycin, an anthracycline which is in two Phase 1/2 studies for the treatment of relapsed acute myeloid leukemia, (AML), WP1066, an Immune/Transcription Modulator, which is in two Phase 1 clinical trials in the United States of America (US) for the treatment of brain tumors, and WP1220, a member of the WP1066 portfolio of drugs, which has completed a Phase 1 proof-of-concept clinical trial for the topical treatment of cutaneous T-cell lymphoma (CTCL), a form of skin cancer.

The Company refers to Annamycin as a "Next Generation Anthracycline" since it is designed to avoid the multidrug resistance mechanisms that typically defeat currently approved anthracyclines, as well as to be non-cardiotoxic, which is the dose limiting toxicity for all currently approved anthracyclines. Annamycin is currently in a Phase 1/2 clinical trial in Europe, having successfully completed a Phase 1 safety trial in the US in 2019, and preliminary clinical data suggests that it may have the potential to become the first therapy suitable for the majority of relapsed AML patients regardless of gene mutations. These trials have so far demonstrated safety, including the absence of any cardiotoxicity, and have demonstrated some initial efficacy despite the fact that the Company considers testing so far to have been at substantially sub-therapeutic doses. Additionally, preclinical research in animal models at MD Anderson demonstrated that Annamycin is able to significantly improve survival in an aggressive form of triple negative breast cancer metastasized to the lungs. Coupled with research demonstrating that Annamycin is capable of accumulating in the lungs at high levels, this suggests that Annamycin may be well suited to become a treatment for lung-localized tumors and the Company is performing preclinical work to enable an IND or its equivalent to be filed this year.

WP1066 is one of several Immune/Transcription Modulators in the Company's pipeline that appear capable of stimulating immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs) while also inhibiting key oncogenic transcription factors, including p-STAT3, c-Myc and HIF-1α. These transcription factors are widely sought targets that may also play a role in the lack of efficacy of immune checkpoint inhibitors in certain resistant tumors. The “proof-of-concept” Phase 1 trial in Poland for WP1220 demonstrated safety and efficacy and the Company intends to file a Phase 2 IND or its equivalent or to attempt to join efforts with a strategic partner for the continued development of WP1220 as a topical therapy for CTCL.

The Company is also developing new prodrugs to exploit the potential uses of its WP1122 portfolio of antimetabolites, including inhibitors of glycolysis and glycosylation. Its lead Metabolism/Glycosylation Inhibitor compound, WP1122, provides an opportunity to cut off the fuel supply of tumors and viruses by taking advantage of their overdependence on glucose and glycolysis as compared with healthy cells. New research also points to the potential for the glucose decoy (2-DG) within WP1122 to be capable of enhancing the usefulness of checkpoint inhibitors and inhibiting glycosylation and glycolysis in virally infected cells. During the first half of 2020, the Company entered into agreements with several outside research centers to conduct research on WP1122 for antiviral properties against a range of viruses, including Coronavirus. Additional research with other molecules in this portfolio with independent contractors has also begun.

Drug Candidates - Within the Company's core technologies, it currently has five drug candidates representing three substantially different mechanisms of action. Annamycin is a chemotherapy designed to inhibit the replication of DNA of rapidly dividing cells and is the Company's most mature drug candidate. The Company has a trial open in Poland and one that recently completed in the US. The US Phase 1 portion of the Phase 1/2 trial reached key safety end points in early 2020. As a result of discussions with the FDA, the Company will utilize its trial in Europe to establish a recommended Phase 2 dose (RP2D) and to generate additional safety and efficacy data as requested by the FDA. The Phase 1/2 trial in Poland continues its dose escalation and is in its fifth cohort. So far both trials have demonstrated that Annamycin, to date, is safe and is non-cardiotoxic. The trials have demonstrated initial efficacy as well.

In addition to Annamycin, the Company has other drug development projects, two of which are also in clinical trials:

•Two separate Phase 1 physician-sponsored clinical trials are under way to evaluate WP1066. One trial is at MD Anderson Cancer Center for the potential treatment of adult patients with brain tumors and the other is at Emory University for the potential treatment of pediatric brain tumors. Both have begun treating patients.

•The Company is also evaluating WP1066 for the potential treatment of AML and pancreatic and other cancers. MBI has begun pre-clinical work that it expects to generate sufficient data for an IND for an intravenous formulation of one of its STAT3 inhibitors, which filing is expected to be submitted in 2021.

•WP1220 is an analog of WP1066 for which Polish authorities approved the Company's Clinical Trial Application (CTA) in 2019 for a Phase 1 "proof-of-concept" clinical trial to study the topical treatment of CTCL. This trial was completed, and the Company believes it demonstrated sufficient efficacy to justify a Phase 2 trial. The Company intends to file a Phase 2 IND or its equivalent or to attempt to join efforts with a strategic partner in 2021 for the further development of WP1220 for the treatment of CTCL.

•Several molecules in the WP1122 portfolio are being evaluated for their potential to address hard to treat cancers and viruses. This portfolio of antimetabolites includes WP1122 which inhibits glycolysis and glycosylation. The Company has begun preclinical work on WP1122 and other analogs in this portfolio to position one or more of them as treatments for certain cancers and viruses, including the Coronavirus. The Company believes this work may support an IND or its equivalent for WP1122 and/or related compounds.

Clinical Trials - The Company has concluded the initial Phase 1 portion of its Phase 1/2 trial of Annamycin for the potential treatment of AML in the US due to the FDA’s requirement to set the initial dose level relatively low in comparison with previous Annamycin clinical trials. Additionally, the Company believes that patient recruitment for its Annamycin AML clinical trial in Europe will continue to be more successful than in the US due to a comparatively lower number of competitive clinical trials and the protocol there being approved to start at a significantly higher dose than in the US with fewer enrollment screening limitations. This European AML trial is in its fifth cohort in the dose ranging Phase 1 portion of the trial. The Company has also announced plans to submit an IND or its equivalent for the use of Annamycin to potentially treat lung metastases, which it expects to submit before the end of 2020.

In September 2018, the physician-sponsored WP1066 Phase 1 clinical trial for the treatment of glioblastoma and melanoma metastasized to the brain, which opened for recruitment in July 2018, began treating patients. In April 2020, a second physician-sponsored Phase 1 trial for the potential treatment of pediatric brain tumors began recruitment and has treated its first patient. In August 2019, the Company completed its proof-of-concept Phase 1 clinical trial in Poland to study WP1220, a part of the WP1066 portfolio, for the treatment of CTCL. This trial demonstrated the safety of WP1220 and also demonstrated, the Company believes, initial efficacy sufficient for a Phase 2 trial. The Company intends to file a Phase 2 IND or its equivalent or to attempt to join efforts with a strategic partner in 2021 for the further development of WP1220 for the treatment of CTCL.

Moleculin has recently announced discoveries (both internally funded and independently developed) supporting the potential use of WP1122 for the treatment of COVID-19 and other viral diseases. The Company is focusing resources on the development of an IND or its equivalent for testing WP1122 in COVID-19 patients, which it expects to submit before the end of 2020.

Licenses - The Company has been granted royalty-bearing, worldwide, exclusive licenses for the patent and technology rights related to all of MBI's drug technologies, as these intellectual property rights are owned in part or entirely by MD Anderson. The Annamycin drug substance is no longer covered by any existing patent protection, however, the Company filed new patent applications in July 2019 for formulation, synthetic process and reconstitution related to MBI's Annamycin drug product candidate, although there is no assurance that the Company will be successful in obtaining such patent protection. Such technology is also licensed from MD Anderson. The Company sponsors significant research at MD Anderson. New patents may result out of this research. From time to time, there are license issues that need to be discussed and handled with MD Anderson such as adding additional patents to existing license agreements and extension of milestones. The Company believes that such issues will be handled in the ordinary course of business.

On May 20, 2020, the Company entered into an amendment (Amendment) to the Patent and Technology License Agreement dated April 2, 2012 entered into by and between Intertech Bio Corporation and The Board of Regents (Board) of The University of Texas System on behalf of The University of Texas M. D. Anderson Cancer Center (UTMDACC), as previously amended on October 19, 2015 (Amendment 1) and November 1, 2018 (Amendment 2) and collectively, the (WP122 Agreement). The WP1122 Agreement was assigned to the Company on November 17, 2015. Pursuant to the WP1122 Agreement, the Company obtained a royalty-bearing, worldwide, exclusive license to intellectual property, including patent rights, related to its WP1122 portfolio and to the drug product candidate, WP1122. In consideration, the Company must make payments to UTMDACC including an up-front payment, license documentation fee, annual maintenance fee, milestone payments and minimum annual royalty payments for sales of products developed under the WP1122 Agreement. Pursuant to the WP1122 Agreement, the Board and UTMDACC have the right to terminate the WP1122 Agreement if the Company does not, within certain time periods: (i) file an Investigational New Drug Application with the FDA for a Phase I Study for a Licensed Product ("IND filing requirement"); and (ii) commence a Phase I Study for a Licensed Product (Phase I study requirement). Pursuant to the Amendment, the Company is required to meet the IND filing requirement within nine months of the date of the Amendment (the previous requirement was three years from the date of Amendment 1 and 18 months from the date of Amendment 2) and the Phase I study requirement within 2.5 years of the date of the Amendment (the previous requirement was five years from the date of Amendment 1 and 3.5 years from the date of Amendment 2); provided the Company has the right to extend such time periods for up to an additional 18 months by the payment of certain extension payments to UTMDACC.

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

COVID 19 - In March 2020, the World Health Organization declared the outbreak of a novel Coronavirus (COVID-19) as a pandemic, which continues to spread throughout the US. The spread of COVID-19 has caused significant volatility in US and international markets, including Poland, where the Company conducts some of its clinical trials and Italy, where its drug supply is produced. There has been limited interruption of the Company’s drug supply, and some Polish clinics where the Company is conducting trials have limited access on monitoring activities, which for now has not materially slowed the progress of the Company's trials. This could change at any time. Furthermore, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the US and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

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

Going Concern - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of June 30, 2020, the Company has incurred an accumulated deficit of $50.9 million since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of June 30, 2020, is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

On May 1, 2020, the Securities and Exchange Commission (SEC) announced a temporary suspension of trading in the Company's securities due to questions regarding the accuracy and adequacy of information in the marketplace about the Company and its securities, related to, among other things, statements made by the Company and others, in the Company's Form 10-K filed March 19, 2020, in press releases on March 20, 2020 and April 8, 2020 and in other statements on March 19, 2020; March 20, 2020; and April 16, 2020 concerning the Company's business, including the status of development of a drug candidate labeled WP1122 for potential application to COVID-19, and the Company's ability to expedite regulatory approval of any such treatment. Pursuant to the suspension order, the trading halt was initiated at 9:30 a.m. EDT on May 4, 2020 and terminated at 11:59 p.m. EDT on May 15, 2020. Commencing May 18, 2020, the Nasdaq Stock Market placed a halt on the trading of the Company's common stock pending the receipt of additional information, which the Company provided. This halt was lifted on May 28, 2020. The Company believes in the accuracy and adequacy of its public disclosures but can provide no assurances that it will not encounter future similar actions, which may adversely affect the holders of the Company's common stock.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically in the ordinary course of business, the Company may carry cash balances at financial institutions in excess of the Federally insured limits of $250,000.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Vendor prepayments and deposits	$1,352	$1,857
Prepaid insurance	1,214	352
Related party receivables	10	10
Non-trade receivables	3	1
Other current assets	436	529
Total prepaid expenses and other current assets	$3,015	$2,749

Vendor prepayments at June 30, 2020 and December 31, 2019, respectively, includes approximately $1.1 million and $1.5 million, for the expansion of Annamycin production commitments on a commercial scale currently expected to be delivered in 2020 for use in clinical trials.

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

Property and Equipment, net - Leasehold improvements, furniture, equipment and software are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. Accumulated depreciation on property and equipment was $0.4 million and $0.3 million at June 30, 2020 and December 31, 2019, respectively.

Operating Lease Right-of-Use Asset - The Company determines if an arrangement is a lease at contract inception or during modifications or renewal of an existing lease. Operating lease assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company's operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in the Company's operating lease assets in the Company's condensed consolidated balance sheet. The Company has elected the practical expedient and does not separate lease components from nonlease components for its leases. The Company's operating leases are reflected in operating lease right-of-use asset (ROU), accrued expenses and other current liabilities, and operating lease liability - long-term, net of current portion in the Company's condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 7 - Commitments and Contingencies - Lease Obligations Payable for additional information related to the Company’s operating leases.

Cost Method Investment - The Company's cost method investment consists of an investment in a corporation in which it does not have the ability to exercise significant influence over its operating and financial activities. Management evaluates this investment for possible impairment quarterly.
Fair Value of Financial Instruments - The Company's financial instruments consist primarily of non-trade receivables, accounts payable, accrued expenses and its warrant liability. The carrying amount of non-trade receivables, accounts payable, and accrued expenses approximates their fair value because of the short-term maturity of such.

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

The following table provides assets and liabilities reported at fair value and measured on a recurring basis at June 30, 2020 and December 31, 2019 (in thousands):

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability as of June 30, 2020:	$11,792	$—	$—	$11,792
Fair value of warrant liability as of December 31, 2019:	$5,818	$—	$—	$5,818

The table below (in thousands) of Level 3 liabilities begins with the valuation as of the beginning of the second quarter and then is adjusted for the issuances and exercises that occurred during the second quarter of 2020 and adjusts for balances for changes in fair value that occurred during the current quarter. The ending balance of the Level 3 financial instrument presented above represents our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Three Months Ended June 30, 2020	Warrant Liability Current	Warrant Liability Long-Term	Warrant Liability Total
Balance, March 31, 2020	$—	$6,697	$6,697
Exercise of warrants	—	(4)	(4)
Change in fair value - net	—	5,099	5,099
Balance, June 30, 2020	$—	$11,792	$11,792

The table below (in thousands) of Level 3 liabilities begins with the valuation as of December 31, 2019 and then is adjusted for the issuances and exercises, and changes in fair value that occurred during the six months ended June 30, 2020. The ending balance of the Level 3 financial instrument presented above represents our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Six Months Ended June 30, 2020	Warrant Liability Current	Warrant Liability Long-Term	Warrant Liability Total
Balance, December 31, 2019	$—	$5,818	$5,818
Issuances of warrants	—	4,724	4,724
Exercise of warrants	—	(4)	(4)
Change in fair value - net	—	1,254	1,254
Balance, June 30, 2020	$—	$11,792	$11,792

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be antidilutive. For the three months ended June 30, 2020 and 2019, approximately 21.2 million and approximately 12.3 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the six months ended June 30, 2020 and 2019, approximately 19.8 million and approximately 9.5 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Stock-based Compensation - Stock-based compensation expense includes the estimated fair value of equity awards vested or expected to vest during the reporting period. The Company accounts for its stock-based compensation awards in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, and modifications to existing stock options, to be recognized in the consolidated statements of operations based on their fair values. The grant date fair value of stock options is determined using the Black-Scholes option pricing model and the grant date fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the date of grant (or if the date of grant is not a business day, on the business day prior to the date of the grant). The awards are subject to service vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term, net of forfeitures which are recognized as they occur. Compensation expense related to awards to non-employees with service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award or the vesting event, applicable, which is generally the vesting term. Effective January 1, 2020, the Company began using the volatility of its own stock since it now has sufficient historic data in its stock price.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and bonuses	$800	$436
Accrued drug manufacturing costs	349	49
Accrued legal, regulatory and professional fees	220	272
Accrued clinical testing	135	93
Operating lease liability - current	110	103
Related party payable	99	99
Accrued other	75	164
Accrued license fees and sponsored research agreements	33	201
Total accrued expenses and other current liabilities	$1,821	$1,417

4. Warrants

At June 30, 2020, and December 31, 2019, respectively, the Company has the following warrants outstanding:

	Number of Shares Under Outstanding Warrants at June 30, 2020	Number of Shares Under Outstanding Warrants at December 31, 2019	Weighted Average Exercise Price at June 30, 2020	Remaining Contractual Life at June 30, 2020 (No. Years)
Liability Classified Warrants (1)
Issued February 2017	404,002	404,002	$1.50	1.6
Issued February 2018	2,273,700	2,273,700	2.80	3.1
Issued June 2018 (2)	742,991	742,991	2.03	3.4
Issued March 2019	1,581,000	1,585,500	1.10	3.8
Issued April 2019	5,250,000	5,250,000	1.75	3.8
Issued February 2020	6,150,000	—	1.05	5.1
	16,401,693	10,256,193	$1.58
Equity Classified Warrants
Issued May 2016 - Bonwick	107,802	107,802	$7.50	0.8
Issued July 2017 - Consulting (3)	150,000	150,000	2.61	2.1
Issued April 2018 - Consulting	100,000	100,000	3.00	0.8
Issued August 2019 - Consulting	150,000	150,000	1.64	2.1
Issued April 2020 - Consulting	100,000	—	1.14	4.8
	607,802	507,802	$3.06
Balance outstanding	17,009,495	10,763,995	$1.63

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

The assumptions used in determining the fair value of the Company’s outstanding liability classified warrants are as follows:

	June 30, 2020			December 31, 2019
Risk-free interest rate	0.2%	to	0.4%	1.6%	to	1.7%
Volatility	121.3%	to	144.8%	97.5%	to	107.5%
Expected life (years)	1.6	to	5.1	2.1	to	4.3
Dividend yield	—%			—%

A summary of the Company's liability classified warrant activity during the six months ended June 30, 2020 and related information follows:

	Number of Shares Under Warrant	Range of Warrant Exercise Price per Share		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at January 1, 2020	10,256,193	$1.10	$2.80	$1.89	4.0
Granted	6,150,000	1.05	1.05	1.05	5.1
Exercised	(4,500)	1.10	1.10	1.10	—
Expired	—	—	—	—	—
Balance at June 30, 2020	16,401,693	$1.05	$2.80	$1.58	4.1

Vested and Exercisable at June 30, 2020	10,251,693	$1.10	$2.80	$1.89	3.5

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

For a summary of the changes in fair value associated with our warrant liability for the six months ended June 30, 2020, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

Equity Classified Warrants

In April 2020, equity warrants to purchase up to 100,000 shares of common stock were issued to a consultant, with vesting contingent on certain conditions focused on generating up to $10 million of approved research and development expenditures on the Company's drug portfolio.

At June 30, 2020 the Company had 607,802 equity classified warrants outstanding and 512,802 warrants were exercisable. At December 31, 2019, the Company had 507,802 equity classified warrants outstanding and all were exercisable.

The Company recorded stock compensation expense for non-employee consulting agreements of $5,000 and zero for the three months ended June 30, 2020 and 2019, respectively, and $5,000 and $2,000 during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there was $91,000 of unrecognized stock compensation expense related to the Company's equity-classified warrants.

5. Equity

April 2020 Stock Issuances

In April 2020, pursuant to the 2019 ATM Agreement, the Company issued 7,170,964 shares of common stock at an average price of $1.44 per share through the ATM Prospectus Supplement. The Company received total proceeds of $10.3 million, net of $0.3 million in transaction expenses.

February 2020 Stock Offering

In February 2020, the Company entered into subscription agreements with certain institutional investors for the sale by the Company of 7,500,000 shares of its common stock and warrants to purchase 5,625,000 shares of common stock at a combined public offering price of $0.80 per share and related warrant. The Company received total proceeds of $6.0 million, net of $0.7 million in transaction expenses. See Note 4 - Warrants for equity classified warrants granted during the six months ended June 30, 2020.

Stock-based Compensation and Outstanding Awards

Under the terms of the Company’s 2015 Stock Plan, as amended, and approved by its stockholders on June 15, 2020, 10.5 million shares of the Company’s common stock were available for grant to employees, non-employee directors and consultants. The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, or stock appreciation rights. As of June 30, 2020, there were 6,227,093 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation for the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative	$329	$271	$664	$573
Research and development	79	47	141	93
Total	$408	$318	$805	$666

Each of the Company's stock-based compensation arrangements are discussed below.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted below. The expected term of the stock option awards was computed using the “plain vanilla” method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin 107 because the Company does not have sufficient data regarding employee exercise behavior to estimate the expected term. Beginning in 2020, the Company used the volatility of its own stock in the BSM as it now has sufficient historic data in its stock price. Prior to 2020, the volatility was determined by referring to the average historical volatility of a peer group of public companies combined with its own due to the lack of sufficient historical data of its stock price. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Six Months Ended June 30,
	2020			2019
Risk-free interest rate	0.28%	to	0.46%	0.95%	to	2.24%
Volatility	126.40%	to	127.98%	70.18%	to	89.11%
Expected life (years)	3.75	to	6.25	5	to	6.25
Expected dividend yield	—%			—%

Stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	3,836,000	$1.59	$2.26	8.3	$—
Granted	90,000	$1.06	$1.24
Exercised	—	$—	$—
Forfeited	(20,000)	$0.89	$1.06
Outstanding, June 30, 2020	3,906,000	$1.58	$2.24	7.8	$—
Exercisable, June 30, 2020	1,548,503	$1.95	$2.89	7.2	$—

Options granted during 2020 have an aggregated fair value of $0.1 million that was calculated using the Black-Scholes option-pricing model. At June 30, 2020, total compensation cost not yet recognized was $2.2 million and the weighted average period over which this amount is expected to be recognized is 2.13 years. The aggregate fair value of options vesting in the six months ended June 30, 2020 and 2019, respectively, was $0.4 million and $0.5 million, respectively. In July 2020, the Company granted 1,349,750 employee stock options.

Restricted Stock

In July 2019, the Company granted 316,907 restricted stock units, which vest annually in four equal installments. The weighted average grant date fair value of $1.31 per unit was determined using the closing price of the Company’s common stock on the grant date. Additionally, the Company’s restricted stock unit agreements provide for full vesting of the restricted stock award in the event of a change of control of the Company. During the six months ended June 30, 2020, no restricted stock units vested or were forfeited. As of June 30, 2020, total compensation cost not yet recognized was $0.3 million and the weighted average period over which this amount is expected to be recognized is 3.0 years. In July 2020, the Company granted 353,211 restricted stock units, which vest annually in four equal installments, and 79,227 restricted stock units vested.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal, state, or foreign income taxes in 2020 as a result of the losses recorded during the three and six months ended June 30, 2020 and the additional losses expected for the remainder of 2020 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of June 30, 2020, the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three and six months ended June 30, 2020 and 2019 is 0%. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants and valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carry back periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company's condensed consolidated financial statements for the six months ended June 30, 2020. The Company continues to monitor any effects that may result from the CARES Act.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of June 30, 2020.

Lease Obligations Payable

During the six months ended June 30, 2020, the Company did not enter into any lease arrangements requiring any additional right-of-use assets or liabilities to be recorded.

The following summarizes quantitative information about the Company's operating leases for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$29	$8	$58	$16
Short-term lease cost	4	12	9	26
Variable lease cost	7	7	14	12
Total	$40	$27	$81	$54

The Company recorded approximately $10,000 and $21,000 in sublease income from a related party for the three and six months ended June 30, 2020, respectively. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss.

Other supplemental cash flow information for operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33	$13	$66	$21
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$—	$—	$110

At June 30, 2020, future minimum liabilities under ASC 842 for the Company's operating leases were as follows (in thousands):

Maturity of lease liabilities	As of June 30, 2020
2020 (remaining six months)	$68
2021	138
2022	105
2023	56
2024	10
2025 and thereafter	—
Total lease payments	377
Less: imputed interest	(47)
Present value of operating lease liabilities	$330

As of June 30, 2020, the weighted average remaining lease term for operating leases is 2.9 years, and the weighted average discount rate is 9.6%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses an incremental borrowing rate based on a peer analysis using information available at the commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $61,000 and $60,000 for the three months ended June 30, 2020 and 2019, respectively, and $122,000 and $120,000 for the six months ended June 30, 2020 and 2019, respectively.

HPI - On March 16, 2020, the Company entered into two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI). The first agreement, which has a term of two years, continues a prior consulting arrangement with HPI on the Company's licensed molecules and requires payments for $43,500 per quarter to HPI. The second agreement, which can be cancelled with sixty days' notice by either party, allows the Company's employees access to laboratory equipment owned by HPI for a payment of $15,000 per quarter to HPI. Total expenses related to the Company's agreements with HPI were $58,500 and zero for the three months ended June 30, 2020 and 2019, respectively, and $266,000 and $75,000 for the six months ended June 30, 2020 and 2019, respectively.

Sponsored Research Agreements with MD Anderson - MBI entered into a Sponsored Laboratory Study Agreement with MD Anderson expiring in October 2021. The expenses recognized under this MD Anderson agreement with regards to the Sponsored Laboratory Study Agreement were $212,000 and $95,000 for the three months ended June 30, 2020 and 2019, respectively, and $358,000 and $189,000 for the six months ended June 30, 2020 and 2019, respectively.

8. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, see below for a discussion of our subsequent events occurring after June 30, 2020.

2020 ATM Agreement - As previously reported, in July 2020, the Company entered into an At Market Issuance Sales Agreement (Agreement) with Oppenheimer & Co. Inc. (2020 ATM Agreement). Pursuant to the terms of the Agreement, the Company may sell from time to time through Oppenheimer shares of the Company’s common stock with an aggregate sales price of up to $15.0 million. As of the date of this report, there have been no issuances under the 2020 ATM Agreement.

2019 ATM Agreement - As previously reported, in July 2019, the Company entered into an At Market Issuance Sales Agreement (Agreement) with Oppenheimer & Co. Inc. (Oppenheimer) (2019 ATM Agreement). Pursuant to the terms of the Agreement, the Company may offer and sell, from time to time, Company common stock having an aggregate offering price of up to $15.0 million through Oppenheimer. In July 2020, the Company issued 1,301,126 shares of common stock at an average price of $1.47 per share through the 2019 ATM Agreement, resulting in net proceeds to the Company of $1.9 million. The Company paid a commission to Oppenheimer equal to 3.0% of the gross proceeds from the sale of its common stock under the 2019 ATM Agreement.

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

Forward-looking statements include, but are not limited to, statements about:

•The impact the recent Coronavirus outbreak will have on our ability to continue our operations including our clinical trials and our ability to raise future financing;
•Our ability to continue our relationship with MD Anderson, including our ability to license future intellectual property resulting from our sponsored research agreements with MD Anderson;
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

Overview

Moleculin Biotech, Inc., a Delaware corporation, is a clinical stage pharmaceutical company focused on the treatment of highly resistant cancers and viruses. We have three core technologies, all of which are based on discoveries made at M.D. Anderson Cancer Center (MD Anderson). We have three drug candidates that are active in clinical trials. In 2019, those three drug candidates were active in five clinical trials in the US and Europe. Of these five clinical trials, two are primarily externally funded. For two of our internally funded trials, we successfully concluded the Phase 1 portion recently and are conducting follow-up observations. We anticipate pursuing pre-clinical work in 2020 for two additional Phase 1 trials expected to begin in 2021 sponsored by us and two to three other Phase 1 trials we expect to be externally sponsored.

We recently announced collaborations with outside entities to assist us in developing potential treatments for diseases like COVID-19. The preclinical work to evaluate the potential of molecules within the WP1122 portfolio of antimetabolites (which include inhibitors of glycolysis and glycosylation) against the viruses is mostly similar to the preclinical work we originally planned for 2020 to develop WP1122 for cancer indications. Accordingly, we believe the preclinical work under way for WP1122 will support an IND application or its equivalent for either cancer-related or virus-related clinical trials (or both) in 2020. We consider the access to in vivo testing as the critical path of staying on this timeline.

Based on our positive pre-clinical and clinical activity thus far, we have narrowed our development focus to our nearest term opportunities, including Annamycin and the WP1122 portfolio, while relying on external funding, to the extent available, for other projects. In addition, the opportunity related to COVID-19 has pushed the development of the WP1122 portfolio to the forefront. Notwithstanding the emphasis on the WP1122 portfolio, we believe our overall narrowing of focus will allow us to limit our cash needs to the essential opportunities until we reach a significant value inflection point, although we will continue to require additional external capital during this period. In addition, institutional support for our technologies has increased and we believe such support may provide outside funding to help support future cash needs. Such expectations assume some form of government funding for WP1122 if it is successful in advancing from preclinical to clinical activity for the treatment of viruses in 2020, although we have no commitments at this time for such funding and can provide no assurances that such funding can be obtained.

Of our three clinical stage drug candidates, Annamycin is being studied for the treatment of relapsed acute myeloid leukemia (AML) and cancers metastasized to the lungs. WP1066, an Immune/Transcription Modulator (p-STAT3 inhibitor) is intended to target a wide range of tumors, including brain tumors such as glioblastoma (GBM) and pediatric brain tumors (like DIPG and medulloblastoma), as well as pancreatic cancer. We began and completed a "proof-of-concept" Phase 1 clinical trial in 2019 in Poland for a third drug, WP1220 (a molecule similar to WP1066), for the topical treatment of cutaneous T-cell lymphoma (CTCL). We intend to file a Phase 2 IND or its equivalent or to attempt to join efforts with a strategic partner in 2020 for the continued development of WP1220 as a topical therapy for CTCL. We are also engaged in preclinical development of additional drug candidates, including additional Immune/Transcription Modulators, as well as antimetabolites, including Metabolism/Glycosylation Inhibitors.

We consider Annamycin to be a "next generation" anthracycline, unlike any currently approved anthracyclines, as it is designed to avoid multidrug resistance mechanisms with little to no cardiotoxicity (two problems common to all currently approved anthracyclines). We recently received an independent expert cardiology assessment confirming the absence of cardiotoxicity in the first 14 patients treated with Annamycin in both our US and European Phase 1 clinical trials, validating Annamycin's lack of cardiotoxicity. Annamycin is currently in one Phase 1/2 clinical trial in Europe with the Phase 1 portion of another Phase 1/2 AML trial having been recently concluded in the US, subject to continued patient observations. The US trial met its primary endpoint of safety. As a result of discussions with the FDA, the Company will focus on establishing a recommended Phase 2 dose (RP2D) in its trial in Europe and generating additional safety and efficacy data as requested by the FDA.

In 2019, preclinical work on Annamycin demonstrated activity against certain cancers metastasized to the lungs. With this new data, we are planning to file in 2020 an IND or its equivalent for a clinical trial for the treatment of cancer metastasized to the lungs with Annamycin, although no assurances can be given that such trial will begin.

WP1066 is one of several Immune/Transcription Modulators designed to stimulate the immune response to tumors by inhibiting the errant activity of Regulatory TCells (TRegs) while also inhibiting key oncogenic transcription factors, including p-STAT3, c-Myc and HIF-1α. These transcription factors are widely sought targets that may also play a role in the inability of immune checkpoint inhibitors to affect more resistant tumors. WP1066 is currently in two US physician-sponsored Phase 1 clinical trials, one at MD Anderson for the treatment of glioblastoma ("GBM") in adults and another at Emory University for the treatment of pediatric brain tumors. The Emory trial has now treated three patients. Another physician-sponsored Phase 1 trial is being considered for the treatment of GBM with WP1066 in combination with radiation, although no assurances can be given that such trial will begin.

We are also developing new compounds within the WP1122 portfolio of antimetabolites, some of which are designed to exploit the potential uses of inhibitors of glycolysis such as 2-Deoxy-D-glucose (2-DG), which we believe may provide an opportunity to limit the energy available to tumors and virus host-cells by taking advantage of their high level of dependence on glucose in comparison to healthy cells. A key drawback to 2-DG is its lack of drug-like properties, including a short circulation time and poor tissue/organ distribution characteristics. Our lead Metabolism/Glycosylation Inhibitor, WP1122, is a prodrug of 2-DG that appears to improve the drug-like properties of 2-DG by increasing its plasma concentration and improving tissue/organ distribution. New research also points to the potential for 2-DG to be capable of enhancing the usefulness of checkpoint inhibitors and also its potential against viruses like the Coronavirus. Considering that 2-DG lacks sufficient drug-like properties to be practical in a clinical setting, we believe WP1122 has the potential to become an important drug, either as a single agent or to potentiate existing therapies, including checkpoint inhibitors and antiviral treatments. In March 2020, we entered into agreements with several outside research laboratories that are conducting research on molecules within the WP1122 portfolio for antiviral properties against a range of viruses, including the Coronavirus. We have also added experts to our Science Advisory Board to support our anti-viral efforts.

The FDA has created a special emergency program for possible therapies, the Coronavirus Treatment Acceleration Program (CTAP). FDA comments that it uses every available method to move new treatments to patients as quickly as possible, while at the same time finding out whether they are helpful or harmful. As cited by the FDA on their CTAP website:
•“Immediately upon receipt, triaged requests from developers and scientists seeking to develop or evaluate new drug and biologic therapies …FDA will generally respond within a day.
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

Comparing the intended turnaround times of the FDA above to its normal 60-day turnaround time for a pre-IND meeting request and 30 days for an IND review, these are expedited timelines. We plan on utilizing these aspects, which may shorten the various FDA review periods in connection with a potential IND for WP1122, although we can provide no assurance that the FDA will shorten its review period or eventually approve any IND application.

Although WP1122 is a prodrug of 2-DG, the WP1122 Portfolio includes other antimetabolites comprising prodrugs of alternate sugar structures that may also prove useful as antiviral and/or anticancer therapies. The Company is currently evaluating some of these other antimetabolite molecules for potential translational development.

Recent Business Developments

Below are recent business developments.

Annamycin

Update on Annamycin Clinical Development

On July 2, 2020, we announced an update to our clinical development plan for Annamycin. After consultation with both US and European regulatory agencies, we have mapped out a course for development of Annamycin for the treatment of relapsed AML. In our End of Phase 1 meeting with the FDA we agreed to expand our protocol-mandated testing for cardiotoxicity throughout the remainder of our European Phase 1 trial. The expansion of testing will provide additional safety data, including the continued development and evaluation of evidence supporting Annamycin's lack of cardiotoxicity, and efficacy data that both US and European regulators may consider as we prepare to transition to a Phase 2 clinical trial, which we believe will also be conducted in Europe.

Preclinical Data Confirms Efficacy of Annamycin in Lung Metastases

On June 25, 2020, we announced a presentation at the American Association of Cancer Research (AACR) Annual Meeting held from June 22nd-24th, 2020, illustrating a unique approach to creating drugs capable of reaching tumors hiding in organs where existing anticancer drugs cannot accumulate in therapeutic concentrations. A poster presentation entitled, "Targeting Cancer Sanctuary Sites: A Novel Approach to the Treatment of Lung Localized Tumors," provided an overview of data demonstrating that uniquely high uptake and retention of Annamycin in the lungs results in consistently high in vivo activity against wide range of lung-localized tumors in mice.

Submission to Expand Clinical Sites in European AML Trial

We announced on June 4, 2020, that we submitted requests to Polish regulatory authorities for approval to open two additional clinical sites for our Phase 1/2 clinical study of Annamycin for the treatment of AML. We subsequently received approval for the opening of these sites.

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

Positive Safety Data in EU AML Trial

On April 2, 2020, we announced that we completed the latest (210 mg/m2) cohort in our European open label, single arm Phase 1/2 clinical trial of Annamycin for the treatment of relapsed AML. A total of 19 patients have been treated in the US and Europe, and all results continue to show Annamycin to be safe, and, especially, all have shown Annamycin to be free of cardiotoxicity. Of those patients, 10 have been treated at or above the FDA lifetime maximum anthracycline exposure.

WP1122

Independent Research Further Supports Glucose Metabolism as Important COVID-19 Target

On July 29, 2020, we announced that a recent publication by an independent research team at the University of Campinas in São Paulo, Brazil demonstrated that SARS-CoV-2 infection is supported by elevated glucose levels and that inhibition of glycolysis with 2-DG effectively eliminated viral load in vitro.

Independent In Vitro Testing Confirms Antiviral Activity of WP1122 in Coronavirus

On July 21, 2020, we announced that a second round of independent laboratory testing has confirmed the antiviral activity of WP1122 against coronavirus. We contracted with IIT Research Institute (an affiliate of the Illinois Institute of Technology, "IITR") for additional in vitro testing of our drug candidate, WP1122, in development as a possible treatment for COVID-19. The testing involved a cell viability assay in the VERO E6 cell line infected with SARS-CoV-2 and compared the therapeutic effects of 2-DG (the active ingredient in WP1122) alone with those of WP1122, a 2-DG prodrug. Importantly, the growth medium in this assay was carefully chosen to reflect the levels of glucose normally found in humans rather than the artificially high levels of glucose often used to accelerate in vitro testing.

Agreement to Produce WP1122 for Expanded Development

On July 15, 2020, we announced that we have entered into an agreement with Sterling Pharma USA LLC for US production of WP1122 to support our expanded development efforts in preparation for submitting a request to the FDA for IND status for WP1122 for the potential treatment of COVID-19.

Confirmatory In Vitro Analysis of WP1122 & Feedback from FDA on Pre-IND Meeting

On June 16, 2020, we announced that a repeat of previous in vitro testing has corroborated the antiviral potential of WP1122. Although developing in vitro data is an initial step and the data may not necessarily reflect the antiviral effects in vivo, the results of this repeated round of in vitro testing received on June 1, 2020, confirm that WP1122 has an antiviral effect on Human Coronavirus 229E ("HCoV-229E"), a surrogate of SARS-CoV-2, the virus responsible for COVID-19. As previously announced, on May 1, 2020, we submitted a Pre-IND meeting request with the FDA regarding the clinical development of WP1122 for the treatment of COVID-19. On June 2, 2020, we received the FDA’s written response with guidance regarding application of the agency’s requirements for clinical development programs in this circumstance. Based on guidance from the FDA, we will need additional studies to further assess WP1122's antiviral capability, and consistent with our previous guidance, we will continue to push forward with additional in vitro and in vivo testing with the goal of a possible IND filing by the end of 2020, in preparation for beginning a human clinical trial thereafter. The guidance provided thus far by us has been that we expect to file our request for IND status to test WP1122 for the treatment of COVID-19 patients during the second half of 2020. The opportunity to shorten that time frame may depend on our ability to use non-GLP (studies not done in strict adherence to "Good Laboratory Practices") toxicology data for the IND submission and exploring this possibility was a part of our request for feedback in our Pre-IND submission to the FDA. Based on the FDA's response, we now plan to present our non-GLP toxicology, when available, to the FDA in a second Pre-IND meeting request. While there can be no assurance that the FDA will allow our IND to go into effect on the basis of non-GLP toxicology data, we believe the possibility is worth pursuing, because it could significantly reduce our timeline to begin clinical trials for WP1122.

FDA grants Pre-IND Meeting Request

On May 27, 2020, we announced that the FDA has granted our request for a Pre-IND Meeting to provide guidance regarding our plan to study our drug candidate, WP1122, in a clinical trial for patients with COVID-19 (the disease caused by the SARS-CoV-2 coronavirus).

Head of NIAID Antiviral Drug Discovery and Development Center Joins COVID-19 Drug Development Team

On April 22, 2020, we announced that we have retained Dr. Richard Whitley to our Science Advisory Board to guide our development strategy for the WP1122 Portfolio for the potential treatment of COVID-19 and other viral diseases. Richard Whitley, M.D., is a Distinguished Professor of Pediatrics, Professor of Microbiology, Medicine and Neurosurgery; Loeb Eminent Scholar Chair in Pediatrics; Co-Director, Division of Pediatric Infectious Diseases; Vice-Chair, Department of Pediatrics; Senior Scientist, Department of Gene Therapy; Scientist, Cancer Research and Training Center; Faculty, Gene Therapy Center; Associate Director for Drug Discovery and Development and Senior Leader, Pediatric Oncology Program, O'Neal Comprehensive Cancer Center at the University of Alabama at Birmingham (UAB); and Co-Founder and Co-Director, Alabama Drug Discovery Alliance.

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

Leading Virologist Joins Development Team

On April 15, 2020, we announced that Dr. Dominique Schols of the Rega Institute has joined the Moleculin development team as a consultant and is now a member of our Science Advisory Board. The Rega Institute of Medical Research, Belgium, is one of the premier medical research institutes in Europe. Dr. Dominique Schols is Professor and Head of the Laboratory of Virology and Chemotherapy, Department of Microbiology and Immunology and Transplantation of the University of Leuven, Belgium.

Independent Research Finds Active Compound in WP1122 Reduces Coronavirus Replication in Vitro by 100%

On April 8, 2020, we announced that independent research found 2-DG to reduce replication of SARS-CoV-2, the virus that causes COVID-19, by 100% in in vitro testing. This cited research was a preprint, which is a preliminary report that has not undergone peer review. Moleculin's drug candidate, WP1122, is referred to as a "prodrug" of 2-DG whereby chemical elements are added to 2-DG to improve its delivery in vivo. Once administered, these added elements are removed by normal metabolic processes and what remains is 2-DG. As a result, 2-DG is the active compound in WP1122. In chemical terms, it is referred to as the active "moiety" (subpart) of WP1122.

Patent Filing to Cover New Coronavirus Drug Candidate

We announced on March 20, 2020, that a new patent application has been filed covering the use of WP1122 and its analogs as therapies to limit the ability of Coronavirus and other viruses to replicate. The patent application covers joint discoveries which came as a result of an ongoing sponsored research agreement.

WP1066

New Publication Combination of WP1066 and Radiation

On July 1, 2020, we announced that a peer-reviewed article published in Clinical Cancer Research reported findings that our STAT3 inhibitor, WP1066, used in combination with traditional whole brain radiation therapy (WBRT) resulted in long-term survivors and enhanced median survival time relative to monotherapy in mice with implanted human brain tumors.

Emory University Clinical Trial of WP1066 Begins Enrollment

On June 2, 2020, we announced that recruiting had begun and the first patient had been enrolled in the Emory University Phase 1 clinical trial of WP1066 for the treatment of brain tumors in children. The study is being conducted at the Aflac Cancer and Blood Disorders Center of Children's Healthcare of Atlanta.

SEC matters

On May 1, 2020, the Securities and Exchange Commission (“SEC”) announced a temporary suspension of trading in our securities due to questions regarding the accuracy and adequacy of information in the marketplace about us and our securities, related to, among other things, statements made by us and others, in our Form 10-K filed March 19, 2020, in press releases on March 20, 2020 and April 8, 2020 and in other statements on March 19, 2020; March 20, 2020; and April 16, 2020 concerning the our business, including the status of development of WP1122 for potential application to COVID-19, and our ability to expedite regulatory approval of any such treatment. Pursuant to the suspension order, the trading halt was initiated at 9:30 a.m. EDT on May 4, 2020 and terminated at 11:59 p.m. EDT on May 15, 2020. Commencing May 18, 2020, the Nasdaq Stock Market placed a halt on the trading of our common stock pending the receipt of additional information, which we provided. This halt was lifted on May 28, 2020. We believe in the accuracy and adequacy of our public disclosures but can provide no assurances that we will not encounter future similar actions, which may adversely affect the holders of our common stock.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	3,329	2,099	6,535	5,031
General and administrative	1,653	1,484	3,463	3,075
Depreciation and amortization	52	49	98	97
Total operating expenses	5,034	3,632	10,096	8,203
Loss from operations	(5,034)	(3,632)	(10,096)	(8,203)
Other income (loss):
Gain (loss) from change in fair value of warrant liability	(5,099)	2,407	(1,254)	2,936
Other income	17	—	22	—
Interest income, net	4	4	7	5
Net loss	$(10,112)	$(1,221)	$(11,321)	$(5,262)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Research and Development Expense. Research and development (R&D) expense was $3.3 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $1.2 million is mainly related to increased clinical trial activity, increased license fees and costs related to sponsored research agreements, costs related to manufacturing of additional drug product and two additional employees in R&D headcount.

General and Administrative Expense. General and administrative expense was $1.7 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively. The increase of $0.2 million was mainly attributable to increased stock-based compensation expense for annual employee stock options, and increased costs for directors and officer's liability insurance.

Gain (Loss) from Change in Fair Value of Warrant Liability. We recorded a net loss of $5.1 million in the second quarter of 2020 as compared to a net gain of $2.4 million in the second quarter of 2019, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Research and Development Expense. R&D expense was $6.5 million and $5.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $1.5 million is mainly related to increased clinical trial activity, increased license fees and costs related to sponsored research agreements, costs related to manufacturing of additional drug product and two additional employees in R&D headcount.

General and Administrative Expense. General and administrative expense was $3.5 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $0.4 million was mainly attributable to increased payroll costs for an additional finance employee, increased stock-based compensation expense for annual employee stock options, and increased costs for directors and officer's liability insurance.

Gain (Loss) from Change in Fair Value of Warrant Liability. We recorded a net loss of $1.3 million in the six months ended June 30, 2020 as compared to a net gain of $2.9 million in 2019, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(9,275)	$(9,194)
Net cash used in investing activities	(20)	(34)
Net cash provided by financing activities	15,303	20,802
Effect of exchange rate changes on cash and cash equivalents	(9)	(13)
Net increase in cash and cash equivalents	$5,999	$11,561

As of June 30, 2020, there was $0.3 million of cash on hand in Australia. We maintain a bank account in Australia and know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $9.3 million for the six months ended June 30, 2020. This $0.1 million increase over the prior year period of $9.2 million was primarily due to: 1) payments for developing, manufacturing and testing drug product as we prepared for clinical trials; 2) an increase in R&D employee and contractor headcount and associated payroll costs; 3) an increase in paid sponsored research and related expenses; and 4) an increase in license fees. These are all a reflection of the ongoing clinical and pre-clinical activity and the associated increase in general and administrative support for our three core drug technologies.

Cash used in investing activities

Net cash used in investing activities was $20,000 for the six months ended June 30, 2020 compared to $34,000 for the six months ended June 30, 2019. The decrease relates to purchases in 2019 related to furniture and fixtures for our corporate apartment, as well as additional electronic equipment for employees and our corporate office.

Cash provided in financing activities

In July 2019, we entered into an At Market Issuance Sales Agreement (2019 ATM Agreement) with Oppenheimer & Co. Inc. (Oppenheimer). Pursuant to the terms of the 2019 ATM Agreement, we may offer and sell, from time to time, our common stock through Oppenheimer, acting as agent, through an "at the market offering" as defined in Rule 415(a)(4) (ATM Offering) promulgated under the Securities Act.

During the six months ended June 30, 2020, pursuant to the 2019 ATM Agreement, we issued 7,170,964 shares of common stock at an average price of $1.44 per share, resulting in net proceeds of $10.0 million. We paid a commission to Oppenheimer equal to 3.0% of the gross proceeds from the sale of our common stock under the 2019 ATM Agreement. Subsequent to the quarter ended June 30, 2020, we issued 1,301,126 shares of common stock at an average price of $1.47 per share resulting in net proceeds to the Company of $1.9 million in July 2020.

Subsequent to the quarter ended June 30, 2020, the Company entered into a new At Market Issuance Sales Agreement with Oppenheimer & Co. Inc. (2020 ATM Agreement) in July 2020. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of the Company’s common stock with an aggregate sales price of up to $15.0 million. As of the date of this report, there have been no issuances under the 2020 ATM Agreement.

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

In March 2019, we completed an underwritten offering of 5,250,000 shares of our common stock and warrants to purchase 2,650,000 shares of common stock for gross proceeds of $5.3 million. Additionally, we sold 605,367 shares of our common stock to Lincoln Park Capital Fund, LLC for $0.9 million.

We believe that our existing cash and cash equivalents as of June 30, 2020 plus the cash raised subsequent to the quarter will be sufficient to fund our planned operations into the first quarter of 2021, without the issuance of additional equity for cash. Any such issuances should extend the funding of our planned operations beyond the first quarter of 2021. Such plans are subject to our stock price, market conditions, changes in planned expenses depending on clinical enrollment progress, the use of drug product or a combination thereof. Based on the Company's current assessment, the Company does not expect any material impact on its liquidity due to the worldwide spread of the COVID-19 virus.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to the Company's critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K for the year ended December 31, 2019. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Not applicable to us, as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below.

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

During the last quarter of fiscal 2016, and as our operational activities increased, management determined that it does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. A number of the issues related to segregation of duties were remediated with new information technology systems and policies and procedures during 2019. Management added additional accounting and IT personnel in 2019 and implemented a new accounting software system, accounting policies, and banking controls. Management intends to further enhance its accounting staff and enhance the controls surrounding its system of financial accounting and reporting, as soon as economically feasible and sustainable, to further remediate this material weakness. During 2020, we implemented an ERP system for electronic payments and further updated roles, policies and procedures within those systems.

We continuously seek to improve the efficiency and effectiveness of our internal controls. There have been no changes, except for items described above, in our internal control over financial reporting that occurred in the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our employees are working remotely due to the COVID-19 pandemic, but we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic, and the related shelter-in-place requirements, on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.

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

In May 2020, the SEC issued an order suspending the trading of our common stock and Nasdaq issued a trading halt in our common stock.

On May 1, 2020, the SEC announced a temporary suspension of trading in our securities due to questions regarding the accuracy and adequacy of information in the marketplace about us and our securities, related to, among other things, statements made by us and others, in our Form 10-K filed March 19, 2020, in press releases on March 20, 2020 and April 8, 2020 and in other statements on March 19, 2020; March 20, 2020; and April 16, 2020 concerning our business, including the status of WP1122 for potential application to COVID-19, and our ability to expedite regulatory approval of any such treatment. Pursuant to the suspension order, the trading halt was initiated at 9:30 a.m. EDT on May 4, 2020 and terminated at 11:59 p.m. EDT on May 15, 2020. Commencing May 18, 2020, the Nasdaq Stock Market placed a halt on the trading of our common stock pending the receipt of additional information. This halt was lifted on May 28, 2020. We believe in the accuracy and adequacy of our public disclosures but can provide no assurances that we will not encounter future similar actions, which may adversely affect the holders of our common stock.

The COVID-19 outbreak may affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates.

The COVID-19 outbreak may delay the approvals of our product candidates due to its effect on the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. We have relationships with contract research organizations to conduct certain pre-clinical programs and testing and other services in Europe and those business operations are subject to potential business interruptions arising from protective measures that may be taken by the governmental or other agencies or governing bodies. In addition, certain of our collaborative relationships with research facilities and academic research institutions in the United States, Europe and in Australia may be materially and adversely impacted by protective measures taken by those institutions or federal and state agencies and governing bodies to restrict access to, or suspend operations at, such facilities. Such protective measures, including quarantines, travel restrictions and business shutdowns, may also negatively affect our core operations.

If we breach any of the agreements under which we license patent rights or if we fail to meet certain development deadlines or exercise certain rights to technology, we could lose or fail to obtain license rights that are important to our business.

We license all of our technology from MD Anderson, and we must meet various payment and other obligations under our license agreements with MD Anderson. Our license agreements generally require that we meet various milestones by certain dates, each of which generally requires the payment of additional fees. To date, we have been able meet such milestones or have been able to enter into extensions with MD Anderson related to such milestones. However, our failure to meet any financial or other obligations under our license agreements in a timely manner could result in the loss of our rights to our core technologies.

We are a party to a number of license agreements with MD Anderson under which we are granted rights to intellectual property that are critical to our business and we expect that we will need to enter into additional license agreements in the future with MD Anderson based on development work we are pursuing under a sponsored research agreement. With respect to inventions arising from our sponsored research agreement, MD Anderson has provided us with an option to negotiate a royalty-bearing, exclusive license to any invention or discovery that is conceived or reduced to practice. However, regardless of such option to negotiate, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue a program based on that technology.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2020, we issued a five-year warrant to purchase 100,000 shares of our common stock at exercise prices of $1.14 per share to a consultant. The consultant was an accredited investor. We believe that the issuance was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1+
Amendment No. 3 to Patent and Technology License Agreement between the Parties dated April 2, 2012, dated May 20, 2020, entered into between the Company and the Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center

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

* Filed herewith.
+ Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

Date: August 12, 2020	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)