Form 10-Q
period 2020-09-30
Moleculin Biotech, Inc.
filed 2020-11-12
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The registrant had 62,464,564 shares of common stock outstanding at November 5, 2020.

Moleculin Biotech, Inc.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$12,795	$10,735
Prepaid expenses and other current assets	2,455	2,749
Total current assets	15,250	13,484
Furniture and equipment, net	522	316
Intangible assets	11,148	11,148
Operating lease right-of-use asset	224	287
Total assets	$27,144	$25,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,343	$2,153
Accrued expenses and other current liabilities	2,095	1,417
Total current liabilities	3,438	3,570
Operating lease liability - long-term, net of current portion	190	276
Warrant liability - long-term	9,049	5,818
Total liabilities	12,677	9,664
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019, 61,764,225 and 45,727,700 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	62	46
Additional paid-in capital	68,649	55,055
Accumulated other comprehensive income	33	31
Accumulated deficit	(54,277)	(39,561)
Total stockholders’ equity	14,467	15,571
Total liabilities and stockholders’ equity	$27,144	$25,235

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	4,435	2,785	10,971	7,816
General and administrative	1,659	1,672	5,122	4,748
Depreciation and amortization	57	51	154	147
Total operating expenses	6,151	4,508	16,247	12,711
Loss from operations	(6,151)	(4,508)	(16,247)	(12,711)
Other income:
Gain from change in fair value of warrant liability	2,743	124	1,489	3,059
Other income, net	10	5	32	5
Interest income, net	3	5	10	10
Net loss before taxes	$(3,395)	$(4,374)	$(14,716)	$(9,637)
Income tax benefit	—	229	—	229
Net loss	$(3,395)	$(4,145)	$(14,716)	$(9,408)

Net loss per common share - basic and diluted	$(0.06)	$(0.09)	$(0.26)	$(0.24)
Weighted average common shares outstanding, basic and diluted	61,474,857	45,464,746	56,979,507	39,034,303

Net Loss	$(3,395)	$(4,145)	$(14,716)	$(9,408)
Other comprehensive income (loss):
Foreign currency translation	10	(3)	2	(16)
Comprehensive loss	$(3,385)	$(4,148)	$(14,714)	$(9,424)

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,716)	$(9,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154	147
Stock-based compensation	1,265	1,155
License rights expense settled in stock	—	490
Change in fair value of warrant liability	(1,489)	(3,059)
Operating lease, net of sublease receipts	90	(10)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	294	(2,337)
Accounts payable	(810)	1,942
Accrued expenses and other current liabilities	565	(1,441)
Net cash used in operating activities	(14,647)	(12,521)
Cash flows from investing activities:
Purchase of fixed assets	(360)	(42)
Net cash used in investing activities	(360)	(42)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	5
Proceeds from exercise of warrants	5	1,557
Payment of tax liability for vested restricted stock units	(17)	—
Proceeds from sale of common stock, net of issuance costs	17,077	19,292
Net cash provided by financing activities	17,065	20,854
Effect of exchange rate changes on cash and cash equivalents	2	(16)
Net change in cash and cash equivalents	2,060	8,275
Cash and cash equivalents, at beginning of period	10,735	7,134
Cash and cash equivalents, at end of period	$12,795	$15,409

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1
Cash paid for taxes	$20	$15
Research and development expense settled in stock	$—	$490
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$316	$21

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Par Value Amount	Paid-In Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2019	45,727,700	$46	$55,055	$(39,561)	$31	$15,571
Issued for cash - sale of common stock, net of issuance costs of $709	7,500,000	7	559	—	—	566
Stock-based compensation	—	—	397	—	—	397
Consolidated net loss	—	—	—	(1,209)	—	(1,209)
Cumulative translation adjustment	—	—	—	—	(33)	(33)
Balance, March 31, 2020	53,227,700	$53	$56,011	$(40,770)	$(2)	$15,292
Issued for cash - sale of common stock, net of issuance costs of $336	7,170,964	7	10,000	—	—	10,007
Warrants exercised	4,500	—	9	—	—	9
Stock-based compensation	—	—	408	—	—	408
Consolidated net loss	—	—	—	(10,112)	—	(10,112)
Cumulative translation adjustment	—	—	—	—	25	25
Balance, June 30, 2020	60,403,164	$60	$66,428	$(50,882)	$23	$15,629
Issued for cash - sale of common stock, net of issuance costs of $135	1,301,126	2	1,778	—	—	1,780
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	59,935	—	(17)	—	—	(17)
Stock-based compensation	—	—	460	—	—	460
Consolidated net loss	—	—	—	(3,395)	—	(3,395)
Cumulative translation adjustment	—	—	—	—	10	10
Balance, September 30, 2020	61,764,225	$62	$68,649	$(54,277)	$33	$14,467

	Nine Months Ended September 30, 2019
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Par Value Amount	Paid-In Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2018	28,528,663	$29	$40,564	$(26,356)	$35	$14,272
Issued for cash - sale of common stock, net of issuance costs of $617	5,250,000	5	3,221	—	—	3,226
Issued to Lincoln Park - sale of common stock	605,367	—	883	—	—	883
Stock options exercised	25,000	—	5	—	—	5
Stock-based compensation	—	—	348	—	—	348
Consolidated net loss	—	—	—	(4,041)	—	(4,041)
Cumulative translation adjustment	—	—	—	—	(11)	(11)
Balance, March 31, 2019	34,409,030	$34	$45,021	$(30,397)	$24	$14,682
Issued for cash - sale of common stock, net of issuance costs of $1,300	9,375,000	9	3,575	—	—	3,584
Warrants exercised	1,413,018	2	4,729	—	—	4,731
Stock-based compensation	—	—	318	—	—	318
Consolidated net loss	—	—	—	(1,221)	—	(1,221)
Cumulative translation adjustment	—	—	—	—	(2)	(2)
Balance, June 30, 2019	45,197,048	$45	$53,643	$(31,618)	$22	$22,092
Issued to Lincoln Park - sale of common stock, net of issuance costs of $59	100,674	—	52	—	—	52
Common stock issued for license rights	429,978	1	489	—	—	490
Stock-based compensation	—	—	489	—	—	489
Consolidated net loss	—	—	—	(4,145)	—	(4,145)
Cumulative translation adjustment	—	—	—	—	(3)	(3)
Balance, September 30, 2019	45,727,700	$46	$54,673	$(35,763)	$19	$18,975

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Nature of Business and Liquidity

The terms "MBI" or "the Company", "we", "our", and "us" are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with its focus on the treatment of highly resistant cancers and viruses through the development of its drug candidates, all of which are based on license agreements with The University of Texas System on behalf of the MD Anderson Cancer Center, which we refer to as MD Anderson. MBI formed Moleculin Australia Pty. Ltd., (MAPL), a wholly owned subsidiary, to perform certain preclinical development in Australia. This enables the Company to enjoy the benefits of certain research and development tax credits in Australia. In February 2019, the Company entered into an agreement with Animal Life Sciences, LLC (ALI), where the Company has granted a sublicense to ALI to research, develop, make, have made, use, offer to sell, sell, export or import and commercialize certain licensed products for non-human use and share development data. ALI issued to the Company a 10% interest in ALI. ALI converted into a corporation and became Animal Life Sciences, Inc.

Core Technologies - MBI has three core technologies, two of which have multiple drug candidates, and all of which are based on discoveries made at MD Anderson. These core technologies are 1) Annamycin, 2) its STAT3 Immune/Transcription Modulators, or simply "Immune/Transcription Modulators" WP1066 portfolio and 3) its Antimetabolite (including Metabolism/Glycosylation Inhibitors) WP1122 portfolio of molecules. The Company’s clinical stage drugs are Annamycin, an anthracycline which is currently in one Phase 1/2 study for the treatment of relapsed acute myeloid leukemia (AML), with one Phase 1 study in the United States of America (US) recently concluding, WP1066, an Immune/Transcription Modulator, which is in two Phase 1 clinical trials in the US for the treatment of brain tumors, and WP1220, a member of the WP1066 portfolio of drugs, which has completed a Phase 1 proof-of-concept clinical trial in Poland for the topical treatment of cutaneous T-cell lymphoma (CTCL), a form of skin cancer.

The Company refers to Annamycin as a "Next Generation Anthracycline" since it is designed to avoid the multidrug resistance mechanisms that typically defeat currently approved anthracyclines, as well as to be non-cardiotoxic, which is the dose limiting toxicity for all currently approved anthracyclines. Annamycin is currently in a Phase 1/2 clinical trial in Europe, having successfully completed a Phase 1 safety trial in the US in early 2020, and preliminary clinical data suggests that it may have the potential to become the first therapy suitable for the majority of relapsed AML patients regardless of gene mutations. These trials have so far demonstrated safety, including the absence of any cardiotoxicity, and have demonstrated some initial efficacy. Additionally, preclinical research in animal models at MD Anderson demonstrated that Annamycin is able to significantly improve survival in multiple tumors that have metastasized to the lungs. Coupled with research demonstrating that Annamycin is capable of accumulating in the lungs at high levels, this suggests that Annamycin may be well suited to become a treatment for lung-localized tumors and the Company is performing preclinical work to enable an IND or its equivalent to be filed by the end of this year.

WP1066 is one of several Immune/Transcription Modulators in the Company's pipeline that appear capable of stimulating immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs) while also inhibiting key oncogenic transcription factors, including p-STAT3, c-Myc and HIF-1 alpha. These transcription factors are widely sought targets that may also play a role in the lack of efficacy of immune checkpoint inhibitors in certain resistant tumors. The “proof-of-concept” Phase 1 trial in Poland for WP1220 demonstrated safety and efficacy and the Company intends to attempt to join efforts with a strategic partner for the continued development of WP1220 as a topical therapy for CTCL.

The Company is also developing new prodrugs to exploit the potential uses of its WP1122 portfolio of antimetabolites, including inhibitors of glycolysis and glycosylation. Its lead Metabolism/Glycosylation Inhibitor compound, WP1122, provides an opportunity to cut off the fuel supply of tumors and viruses by taking advantage of their overdependence on glucose and glycolysis as compared with healthy cells. New research also points to the potential for the glucose decoy (2-DG) within WP1122 to be capable of enhancing the usefulness of checkpoint inhibitors and inhibiting glycosylation and glycolysis in virally infected cells. During 2020, the Company entered into agreements with several third party research centers to conduct research on WP1122 for antiviral properties against a range of viruses, including Coronavirus. Additional research with other molecules in this portfolio with independent contractors has also begun.

Drug Candidates - Within the Company's core technologies, it currently has five drug candidates representing three substantially different mechanisms of action. Annamycin is a chemotherapy designed to inhibit the replication of DNA of rapidly dividing cells and is the Company's most mature drug candidate. The Company has a trial open in Poland and one that recently completed in the US. The US Phase 1 portion of the Phase 1/2 trial reached key safety end points in early 2020. As a result of discussions with the FDA, the Company will utilize its trial in Europe to establish a recommended Phase 2 dose (RP2D) and to generate additional safety and efficacy data as requested by the FDA. The Phase 1/2 trial in Poland continues its dose escalation and is in its fifth cohort where patients are being treated at 240 mg/m2. The second patient in that cohort experienced a dose limiting toxicity (DLT), secondarily related to concomitant medication not being withheld. The DLT was resolved, and that cohort will be expanded to a total of six patients. If a second DLT in this cohort occurs, then we would enroll three subjects that would be treated at 210 mg/m2 to confirm the maximum tolerated dosage. If no additional DLT occurs in the current cohort, then we will progress to the sixth cohort at 300 mg/m2. We believe the impact of the COVID-19 pandemic is slowing the pace of our patient recruitment in our Polish Annamycin clinical trial. We cannot assess when such an impact on our trial will be alleviated or if it will worsen. So far both trials have demonstrated that Annamycin, to date, is safe and is non-cardiotoxic. The trials have demonstrated initial efficacy as well.

In addition to Annamycin, the Company has other drug development projects, two of which are also in clinical trials:

•

Two separate Phase 1 physician-sponsored clinical trials are under way to evaluate WP1066. One trial is at MD Anderson Cancer Center for the potential treatment of adult patients with brain tumors and the other is at Emory University for the potential treatment of pediatric brain tumors. Both have begun treating patients. In the Emory trial, one of the patients with DIPG (Diffuse Intrinsic Pontine Glioma), showed an apparent response to the treatment with both clinical improvement and radiologic reduction of tumor size. We caution that this is preliminary data and no conclusions should be drawn from this single event.

•

The Company is also evaluating WP1066 for the potential treatment of AML, pancreatic and other cancers. MBI has begun pre-clinical work that it expects to generate sufficient data for an IND for an intravenous formulation of one of its STAT3 inhibitors, which filing is expected to be submitted in 2021.

•

WP1220 is an analog of WP1066 for which Polish authorities approved the Company's Clinical Trial Application (CTA) in 2019 for a Phase 1 "proof-of-concept" clinical trial to study the topical treatment of CTCL. This trial was completed, and the Company believes it demonstrated sufficient efficacy to justify a Phase 2 trial. The Company intends to attempt to join efforts with a strategic partner in 2021 for the further development of WP1220 for the treatment of CTCL.

•

Several molecules in the WP1122 portfolio are being evaluated for their potential to address hard to treat cancers and viruses. This portfolio of antimetabolites includes WP1122 which inhibits glycolysis and glycosylation. The Company has begun preclinical work on WP1122 and other analogs in this portfolio to possibly position one or more of them as treatments for certain cancers and viruses, including the Coronavirus. The Company believes this work may support an IND or its equivalent for WP1122 and/or related compounds.

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

In September 2018, the physician-sponsored WP1066 Phase 1 clinical trial for the treatment of glioblastoma and melanoma metastasized to the brain, which opened for recruitment in July 2018, began treating patients. In April 2020, a second physician-sponsored Phase 1 trial for the potential treatment of pediatric brain tumors began recruitment and has begun treating patients. In August 2019, the Company completed its proof-of-concept Phase 1 clinical trial in Poland to study WP1220, a part of the WP1066 portfolio, for the treatment of CTCL. This trial demonstrated the safety of WP1220 and also demonstrated, the Company believes, initial efficacy sufficient to support beginning a Phase 2 clinical trial. The Company intends to attempt to join efforts with a strategic partner in 2021 for the further development of WP1220 for the treatment of CTCL.

Moleculin has recently announced discoveries (both internally funded and independently developed) supporting the potential use of WP1122 for the treatment of COVID-19 and other viral diseases. The Company is deploying resources on the development of an IND or its equivalent for testing WP1122 in patients with COVID-19 and/or certain cancers, as such preclinical work may support both viral and cancer indications. It expects to submit such an IND or its equivalent in the first half of 2021, as access to in vivo studies may necessitate such timing.

Licenses - The Company has been granted royalty-bearing, worldwide, exclusive licenses for the patent and technology rights related to all of MBI's drug technologies, as these intellectual property rights are owned in part or entirely by MD Anderson. The Annamycin drug substance is no longer covered by any existing patent protection, however, the Company filed new patent applications in July 2019 for formulation, synthetic process and reconstitution related to MBI's Annamycin drug product candidate, although there is no assurance that the Company will be successful in obtaining such patent protection. Most of this technology is also licensed from MD Anderson. The Company sponsors significant research at MD Anderson. New patents may result out of this research. From time to time, there are license issues that need to be discussed and handled with MD Anderson such as adding additional patents to existing license agreements and extension of milestones. The Company believes that such issues will be handled in the ordinary course of business.

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

COVID 19 - In March 2020, the World Health Organization declared the outbreak of a novel Coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. The spread of COVID-19 has caused significant volatility in US and international markets, including Poland, where the Company conducts some of its clinical trials and Italy, where its drug supply is produced. There has been limited interruption of the Company’s drug supply, and some Polish clinics where the Company is conducting trials have limited access on monitoring activities. Additionally, the Company believes COVID-19 has materially slowed the progress of the Company's trials. This could worsen or be alleviated at any time. Furthermore, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the US and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

Nasdaq - On September 30, 2020, the Company received a letter from NASDAQ notifying the Company that for the last 30 consecutive business days the bid price for the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). The deficiency letter does not result in the immediate delisting of the Company's common stock from the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until March 29, 2021, to regain compliance with the Bid Price Rule. If, at any time before March 29, 2021, the bid price for the Company's common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Nasdaq Staff will provide written notification to the Company that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). If the Company is not in compliance with the Bid Price Rule by March 29, 2021, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split. If the Company does not regain compliance with the Bid Price Rule by March 29, 2021 and is not eligible for an additional compliance period at that time, the Nasdaq Staff will provide written notification to the Company that its common stock may be delisted. The Company would then be entitled to appeal the Nasdaq Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. There can be no assurance that, if the Company does appeal a delisting determination by the Nasdaq Staff to the NASDAQ Listing Qualifications Panel, that such appeal would be successful. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include effecting a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

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

Going Concern - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of September 30, 2020, the Company has incurred an accumulated deficit of $54.3 million since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of September 30, 2020, is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically in the ordinary course of business, the Company may carry cash balances at financial institutions in excess of the Federally insured limits of $250,000.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Vendor prepayments and deposits	$1,312	$1,857
Prepaid insurance	880	352
Other current assets	257	529
Related party receivables	5	10
Non-trade receivables	1	1
Total prepaid expenses and other current assets	$2,455	$2,749

Vendor prepayments at September 30, 2020 and December 31, 2019, includes approximately $1.1 million and $1.5 million, respectively, for the expansion of Annamycin production commitments on a commercial scale currently expected to be delivered through the remainder of 2020 and into the first quarter of 2021 for use in clinical trials.

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

Property and Equipment, net - Leasehold improvements, furniture, equipment and software are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. Accumulated depreciation on property and equipment was $0.4 million and $0.3 million at September 30, 2020 and December 31, 2019, respectively.

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

The following table provides assets and liabilities reported at fair value and measured on a recurring basis at September 30, 2020 and December 31, 2019 (in thousands):

		Quoted Prices	Significant	Significant
	Liabilities	in Active	Other	Other
	Measured	Markets for	Observable	Unobservable
	at Fair	Identical	Inputs	Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)
Fair value of warrant liability as of September 30, 2020:	$9,049	$—	$—	$9,049
Fair value of warrant liability as of December 31, 2019:	$5,818	$—	$—	$5,818

The table below (in thousands) of Level 3 liabilities begins with the valuation as of the beginning of the third quarter and then is adjusted for the issuances and exercises that occurred during the third quarter of 2020 and adjusts for balances for changes in fair value that occurred during the current quarter. The ending balance of the Level 3 financial instrument presented above represents our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Three Months Ended September 30, 2020	Warrant Liability Current	Warrant Liability Long-Term	Warrant Liability Total
Balance, June 30, 2020	$—	$11,792	$11,792
Exercise of warrants	—	—	—
Change in fair value - net	—	(2,743)	(2,743)
Balance, September 30, 2020	$—	$9,049	$9,049

The table below (in thousands) of Level 3 liabilities begins with the valuation as of December 31, 2019 and then is adjusted for the issuances and exercises, and changes in fair value that occurred during the nine months ended September 30, 2020. The ending balance of the Level 3 financial instrument presented above represents our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Nine Months Ended September 30, 2020	Warrant Liability Current	Warrant Liability Long-Term	Warrant Liability Total
Balance, December 31, 2019	$—	$5,818	$5,818
Issuances of warrants	—	4,724	4,724
Exercise of warrants	—	(4)	(4)
Change in fair value - net	—	(1,489)	(1,489)
Balance, September 30, 2020	$—	$9,049	$9,049

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be antidilutive. For the three months ended September 30, 2020 and 2019, approximately 22.9 million and approximately 14.7 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the nine months ended September 30, 2020 and 2019, approximately 20.8 million and approximately 11.3 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (ASU 2020-06). ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions. The Board observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The Board also decided to improve and amend the related EPS guidance. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have, if any, on its financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	September 30, 2020	December 31, 2019
Accrued chemistry manufacturing and control costs	$1,086	$49
Accrued clinical activities	311	93
Accrued payroll and bonuses	247	436
Operating lease liability - current	114	103
Related party payable	99	99
Accrued license fees and sponsored research agreements	95	201
Accrued legal, regulatory, and professional	87	272
Accrued other	56	164
Total accrued expenses and other current liabilities	$2,095	$1,417

4. Warrants

At September 30, 2020, and December 31, 2019, respectively, the Company has the following warrants outstanding:

	Number of Shares Under Outstanding Warrants at	Number of Shares Under Outstanding Warrants at	Weighted Average Exercise Price at	Remaining Contractual Life at September 30, 2020
	September 30, 2020	December 31, 2019	September 30, 2020	(No. Years)
Liability Classified Warrants (1)
Issued February 2017	404,002	404,002	$1.50	1.4
Issued February 2018	2,273,700	2,273,700	2.80	2.9
Issued June 2018 (2)	742,991	742,991	2.03	3.2
Issued March 2019	1,581,000	1,585,500	1.10	3.5
Issued April 2019	5,250,000	5,250,000	1.75	3.6
Issued February 2020	6,150,000	—	1.05	4.8
	16,401,693	10,256,193	$1.58
Equity Classified Warrants
Issued May 2016 - Bonwick	107,802	107,802	$7.50	0.6
Issued July 2017 - Consulting (3)	150,000	150,000	2.61	1.8
Issued April 2018 - Consulting	100,000	100,000	3.00	0.5
Issued August 2019 - Consulting	150,000	150,000	1.64	1.9
Issued April 2020 - Consulting	100,000	—	1.14	4.6
	607,802	507,802	$3.06
Balance outstanding	17,009,495	10,763,995	$1.63

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

The assumptions used in determining the fair value of the Company’s outstanding liability classified warrants are as follows:

	September 30, 2020	December 31, 2019
Risk-free interest rate	0.1% to 0.3%	1.6% to 1.7%
Volatility	112.5% to 124.1%	97.5% to 107.5%
Expected life (years)	1.4 to 4.9	2.1 to 4.3
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the nine months ended September 30, 2020 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2020	10,256,193	$1.10	$2.80	$1.89	4.0
Granted	6,150,000	1.05	1.05	1.05	4.8
Exercised	(4,500)	1.10	1.10	1.10	—
Expired	—	—	—	—	—
Balance at September 30, 2020	16,401,693	$1.05	$2.80	$1.58	3.9

Vested and Exercisable at September 30, 2020	16,401,693	$1.10	$2.80	$1.89	3.9

In connection with the Company's stock offering that closed in  February 2020, the Company issued warrants to purchase 5,625,000 shares of its common stock, that are exercisable six months from the date of issuance, at a price of $1.05 per share, subject to adjustment in certain circumstances, and expire five years from the date they are first exercisable, and issued Oppenheimer & Co. Inc. a warrant (Underwriter Warrant) to purchase up to 525,000 shares of its common stock with an exercise price of $1.05 per share, subject to adjustment in certain circumstances, which expires in  February 2025.

For a summary of the changes in fair value associated with our warrant liability for the nine months ended September 30, 2020, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

Equity Classified Warrants

In April 2020, equity warrants to purchase up to 100,000 shares of common stock were issued to a consultant, with vesting contingent on certain conditions focused on generating up to $10 million of approved research and development expenditures on the Company's drug portfolio.

At September 30, 2020 the Company had 607,802 equity classified warrants outstanding and 512,802 warrants were exercisable. At December 31, 2019, the Company had 507,802 equity classified warrants outstanding and all were exercisable.

The Company recorded zero and $92,000 in stock compensation expense for non-employee consulting agreements for the three months ended September 30, 2020 and 2019, respectively, and $5,000 and $94,000 during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was $91,000 of unrecognized stock compensation expense related to the Company's equity-classified warrants.

5. Equity

July 2020 Stock Issuances

In July 2020, pursuant to the 2019 ATM Agreement, the Company issued 1,301,126 shares of common stock at an average price of $1.47 per share through the ATM Prospectus Supplement. The Company received total proceeds of $1.9 million, net of $0.1 million in transaction expenses. Previously, in April 2020, pursuant to the 2019 ATM Agreement, the Company issued 7,170,964 shares of common stock at an average price of $1.44 per share through the ATM Prospectus Supplement. The Company received total proceeds of $10.3 million, net of $0.3 million in transaction expenses.

February 2020 Stock Offering

In February 2020, the Company entered into subscription agreements with certain institutional investors for the sale by the Company of 7,500,000 shares of its common stock and warrants to purchase 5,625,000 shares of common stock at a combined public offering price of $0.80 per share and related warrant. The Company received total proceeds of $6.0 million, net of $0.7 million in transaction expenses. See Note 4 - Warrants for equity classified warrants granted during the nine months ended September 30, 2020.

Stock-based Compensation and Outstanding Awards

Under the terms of the Company’s 2015 Stock Plan, as amended, and approved by its stockholders in  June 2020, 10.5 million shares of the Company’s common stock were available for grant to employees, non-employee directors and consultants. The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, or stock appreciation rights. As of September 30, 2020, there were 4,409,132 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative	$366	$430	$1,029	$1,003
Research and development	94	59	236	152
Total Stock-based Compensation Expense	$460	$489	$1,265	$1,155

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

Nine Months Ended September 30,
Stock Option Assumptions:	2020	2019
Risk-free interest rate	0.2% to 0.5%	1.0% to 1.3%
Expected volatility of common stock	125.4% to 128.0%	85% to 100%
Expected life (years)	3.8 to 6.3	5.3 to 6.3
Expected dividend yield	—%	—%

Stock option activity for the nine months ended September 30, 2020 is as follows:

		Weighted Average Grant Date	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Number of Shares	Fair Value	Exercise Price	Term (in years)	Value
Outstanding, December 31, 2019	3,836,000	$1.59	$2.26	8.3	$—
Granted	1,554,750	$0.83	$0.95
Exercised	—	$—	$—
Forfeited	(20,000)	$0.89	$1.06
Outstanding, September 30, 2020	5,370,750	$1.37	$1.88	8.1	$—
Exercisable, September 30, 2020	1,978,917	$1.91	$2.79	7.2	$—

Options granted during 2020 have an aggregated fair value of $1.3 million that was calculated using the Black-Scholes option-pricing model. At September 30, 2020, total compensation cost not yet recognized was $3.0 million and the weighted average period over which this amount is expected to be recognized is 2.65 years. The aggregate fair value of options vesting in the nine months ended September 30, 2020 and 2019, respectively, was $1.2 million and $1.0 million, respectively. In July 2020, the Company granted 1,349,750 employee stock options. In August 2020, the Company issued 100,000 options to Dr. Waldemar Priebe, one of the Company's founders and chair of our Scientific Advisory Board. In October 2020, the Company granted 40,000 stock options, with 3-year annual vesting upon appointment of Elizabeth Cermak to the Company's Board of Director's.

Restricted Stock

Restricted stock units are granted with a grant date fair value determined using the closing price of the Company's common stock on the grant date. Restricted stock units vest annually in four equal installments. Additionally, the Company’s restricted stock unit agreements provide for full vesting of the restricted stock award in the event of a change of control of the Company.

Restricted stock unit activity for the nine months ended September 30, 2020 is as follows:

		Weighted Average Grant Date	Weighted Average Remaining Contractual
	Number of Shares	Fair Value	Term (in years)
Unvested Shares, December 31, 2019	316,907	$1.31	3.5
Granted	353,211	$0.93
Vested	(79,227)	$1.31
Unvested Shares, September 30, 2020	590,891	$1.08	3.3

 As of September 30, 2020, total compensation cost not yet recognized was $0.6 million and the weighted average period over which this amount is expected to be recognized is 3.3 years.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any significant federal, state, or foreign income taxes in 2020 as a result of the losses recorded during the three and nine months ended September 30, 2020 and the additional losses expected for the remainder of 2020 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of September 30, 2020, the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded an income tax provision of zero and $229,000 for the three and nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months ended September 30, 2020 and 2019 is 0% and 5.2%, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 is 0% and 1.4%, respectively. The total income tax benefit for the nine months ended September 30, 2019 was comprised of research and development tax credits recoverable, associated with Moleculin Australia Pty. Ltd, (MAPL), a wholly-owned subsidiary formed in June 2018, related to preclinical development in Australia. There were no research and development tax credits for the nine months ended September 30, 2020. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants and valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carry back periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on the Company's condensed consolidated financial statements for the nine months ended September 30, 2020. The Company continues to monitor any effects that may result from the CARES Act.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of September 30, 2020.

Lease Obligations Payable

During the nine months ended September 30, 2020, the Company did not enter into any lease arrangements requiring any additional right-of-use assets or liabilities to be recorded.

The following summarizes quantitative information about the Company's operating leases for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$29	$15	$87	$31
Short-term lease cost	4	12	13	38
Variable lease cost	7	7	22	19
Total	$40	$34	$122	$88

The Company recorded approximately $10,000 and $31,000 in sublease income from a related party for the three and nine months ended September 30, 2020, respectively. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss.

Other supplemental cash flow information for operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34	$20	$100	$41
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$212	$—	$321

At September 30, 2020, future minimum liabilities under ASC 842 for the Company's operating leases were as follows (in thousands):

Maturity of lease liabilities	As of September 30, 2020
2020 (remaining three months)	$34
2021	138
2022	105
2023	56
2024	10
2025 and thereafter	—
Total lease payments	343
Less: imputed interest	(39)
Present value of operating lease liabilities	$304

As of September 30, 2020, the weighted average remaining lease term for operating leases is 2.7 years, and the weighted average discount rate is 9.6%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses an incremental borrowing rate based on a peer analysis using information available at the commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $61,000 and $60,000 for the three months ended September 30, 2020 and 2019, respectively, and $183,000 and $180,000 for the nine months ended September 30, 2020 and 2019, respectively.

HPI - On March 16, 2020, the Company entered into two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI). The first agreement, which has a term of two years, continues a prior consulting arrangement with HPI on the Company's licensed molecules and requires payments for $43,500 per quarter to HPI. The second agreement, which can be cancelled with sixty days' notice by either party, allows the Company's employees access to laboratory equipment owned by HPI for a payment of $15,000 per quarter to HPI. Total expenses related to the Company's agreements with HPI were $59,000 and zero for the three months ended September 30, 2020 and 2019, respectively, and $226,000 and $75,000 for the nine months ended September 30, 2020 and 2019, respectively.

Sponsored Research Agreements with MD Anderson - MBI entered into a Sponsored Laboratory Study Agreement with MD Anderson expiring in October 2021. The expenses recognized under this MD Anderson agreement with regards to the Sponsored Laboratory Study Agreement were $212,000 and $177,000 for the three months ended September 30, 2020 and 2019, respectively, and $537,000 and $366,000 for the nine months ended September 30, 2020 and 2019, respectively.

8. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, see below for a discussion of our subsequent events occurring after September 30, 2020.

2020 ATM Agreement - As previously reported, in July 2020, the Company entered into an At Market Issuance Sales Agreement (Agreement) with Oppenheimer & Co. Inc. (2020 ATM Agreement). Pursuant to the terms of the Agreement, the Company may sell from time to time through Oppenheimer shares of the Company’s common stock with an aggregate sales price of up to $15.0 million. In October 2020, the Company issued 700,339 shares of common stock at an average price of $0.83 per share through the 2020 ATM Agreement, resulting in net proceeds to the Company of $0.6 million. The Company paid a commission to Oppenheimer equal to 3.0% of the gross proceeds from the sale of its common stock under the 2020 ATM Agreement. The 2019 ATM Agreement expired at the end of the third quarter.

2020 Lincoln Park Equity Line - On November 11, 2020, the Company entered into a purchase agreement (the “2020 Purchase Agreement”) and a registration rights agreement (the “2020 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2020 Purchase Agreement, Lincoln Park has agreed to purchase from the Company up to $22.0 million of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Registration Rights Agreement, the Company filed with the SEC a registration statement to register the shares that have been or may be issued to Lincoln Park under the 2020 Purchase Agreement.

Pursuant to the terms of the 2020 Purchase Agreement, at the time the Company signed the 2020 Purchase Agreement and the 2020 Registration Rights Agreement, the Company issued 760,194  shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2020 Purchase Agreement and may issue an additional 304,077 shares pro-rata when and if Lincoln Park purchases (at the Company’s discretion) the $22.0 million aggregate commitment.

On November 12, 2020, the Company sold Lincoln Park at $0.707 per share 2,829,214 shares of common stock for aggregate consideration of $2.0 million, and issued 27,643 in additional commitment shares.

On November 11, 2020, the Company terminated its purchase agreement dated October 4, 2018 with Lincoln Park.

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

Forward-looking statements include, but are not limited to, statements about:

•	The impact the recent Coronavirus outbreak will have on our ability to continue our operations including our clinical trials, preclinical activities and our ability to raise future financing;
•	Our ability to continue our relationship with MD Anderson, including our ability to license future intellectual property resulting from our sponsored research agreements with MD Anderson;
•	Our ability to obtain additional funding to commence or continue our clinical trials, fund operations and develop our product candidates;
•	Our ability to satisfy any requirements imposed by the FDA (or its foreign equivalents) as a condition of our clinical trials proceeding or beginning as planned;
•	The success, including the ability to recruit patients, of our clinical trials through all phases of clinical development;
•	The need to obtain and retain regulatory approval of our drug candidates, both in the United States, in Poland, and in countries deemed necessary for future trials;
•	Our ability to complete our clinical trials in a timely fashion and within our expected budget and resources;
•	Compliance with obligations under intellectual property licenses with third parties;
•	Any delays in regulatory review and approval of drug candidates in clinical development;
•	Our ability to commercialize our drug candidates;
•	Market acceptance of our drug candidates;
•	Competition from existing therapies or new therapies that may emerge;
•	Potential product liability claims;
•	Our dependency on third-party manufacturers to successfully, and timely, supply or manufacture our drug candidates for our preclinical work and our clinical trials;
•	Our ability to establish or maintain collaborations, licensing or other arrangements;
•	The ability of our sublicense partners to successfully develop our product candidates in accordance with our sublicense agreements;
•	The effects of future government shutdowns on our ability to raise financing;
•	Our ability and third parties’ abilities to protect intellectual property rights;
•	Our ability to adequately support future growth; and
•	Our ability to attract and retain key personnel to manage our business effectively.

We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Overview

Moleculin Biotech, Inc., a Delaware corporation, is a clinical stage pharmaceutical company focused on the treatment of highly resistant cancers and viruses. We have three core technologies, all of which are based on discoveries made at M.D. Anderson Cancer Center (MD Anderson). We have three drug candidates, representing two of the three core technologies, that have shown human activity in clinical trials.

In 2019, those three drug candidates were active in five clinical trials in the US and Europe. Of these five clinical trials, two are primarily externally funded. For two of our internally funded trials, we successfully concluded the Phase 1 portion recently and are conducting follow-up observations. We anticipate pursuing pre-clinical work in 2020 for two additional Phase 1 trials expected to begin in 2021 sponsored by us and two to three other Phase 1 trials we expect to be externally sponsored. In 2020, one externally funded clinical trial began. Currently, we have three clinical trials active in the US and in Europe with only one internally funded.

By "internally funded” we mean that the primary costs of the preclinical activity and clinical trials are funded by us. “Externally funded” drug candidates include those for which preclinical work is performed by external collaborators and for which clinical trials are investigator-initiated. In such cases any grant funds that support such preclinical work or clinical trials and most of the associated expenses do not flow through our financial statements. We do provide drug product and other minor supporting activities for externally funded preclinical activities and clinical trials.

We recently announced collaborations with third parties to assist us in developing potential treatments for diseases like COVID-19. The preclinical work to evaluate the potential of molecules within the WP1122 portfolio of antimetabolites (which include inhibitors of glycolysis and glycosylation) against the viruses is mostly similar to the preclinical work we originally planned for 2020 to develop WP1122 for cancer indications. Accordingly, we believe the preclinical work under way for WP1122 will support an Investigational New Drug (IND) application or its equivalent for either cancer-related or virus-related clinical trials (or both) in the first half of 2021. This timing is mainly due to the limited access to in vivo testing. Additionally, we are primarily relying on such collaborations for testing other molecules in the WP1122 portfolio against other hard to treat viruses.

Based on our positive pre-clinical and clinical activity thus far, we have further narrowed our internal development focus to our nearest term opportunities, especially where human activity has been shown in clinical trials. This focus is primarily on preclinical and clinical activities with Annamycin, preclinical activities associated with an intravenous version of WP1066 and IND-enabling studies of WP1122. We intend to rely on external funding, to the extent available, for other projects. In light of the COVID-19 pandemic, the associated opportunity has accelerated our development of the WP1122 portfolio with a combined effort of internally and externally funded preclinical work to support an IND application with the FDA or its international equivalent for the treatment of COVID-19 or a cancer indication or both. We believe our overall narrowing of focus will allow us to limit our cash needs to the essential opportunities until we reach a significant value inflection point, although we will continue to require additional external capital during this period. In addition, institutional support for our technologies has increased and we believe such support may provide external funding to help support future cash needs. Such expectations assume some form of government or strategic collaboration for WP1122 if it is successful in advancing from preclinical to clinical activity for the treatment of viruses. We have no commitments at this time for such funding, and we can provide no assurances that such funding can be obtained. At this time we do not intend to pursue clinical trials for WP1122 for the treatment of viruses until we are able to secure external funding for such trials.

Of our three clinical stage drug candidates, Annamycin is currently in a clinical trial for the treatment of acute myeloid leukemia (AML) in Poland. It is also being studied for the treatment of cancers metastasized to the lungs. WP1066, an Immune/Transcription Modulator (p-STAT3 inhibitor) is intended to target a wide range of tumors, including brain tumors such as glioblastoma (GBM) and pediatric brain tumors (like diffuse intrinsic pontine glioma, or DIPG, and medulloblastoma), as well as pancreatic cancer. It is currently in two investigator-initiated clinical trials, one for adult GBM and another for pediatric brain tumors (like DIPG and medulloblastoma). We began and completed a "proof-of-concept" Phase 1 clinical trial in 2019 in Poland for a third drug, WP1220 (a molecule similar to WP1066), for the topical treatment of cutaneous T-cell lymphoma (CTCL). We intend to attempt to join efforts with a strategic partner in the near term for external funding for the continued development of WP1220 as a topical therapy for CTCL. We are also engaged in preclinical development of additional drug candidates, including additional Immune/Transcription Modulators, as well as antimetabolites, including Metabolism/Glycosylation Inhibitors.

We consider Annamycin to be a "next generation" anthracycline, unlike any currently approved anthracyclines, as it is designed to avoid multidrug resistance mechanisms with little to no cardiotoxicity (two problems common to all currently approved anthracyclines). We recently received an independent expert cardiology assessment confirming the absence of cardiotoxicity in the first 19 patients treated with Annamycin in both our US and European Phase 1 clinical trials, validating Annamycin's lack of cardiotoxicity. Annamycin is currently in one Phase 1/2 clinical trial in Europe with the Phase 1 portion of another Phase 1/2 AML trial having been recently concluded in the US, subject to continued patient observations. The US trial met its primary endpoint of safety. As a result of discussions with the FDA, the Company will focus on establishing a recommended Phase 2 dose (RP2D) in its trial in Europe and generating additional safety and efficacy data as requested by the FDA. The Poland trial is in its fifth cohort where patients are being treated at 240 mg/m2. The second patient in that cohort experienced a dose limiting toxicity (DLT), secondarily related to concomitant medication not being withheld. The DLT was resolved, and that cohort will be expanded to a total of six patients. If a second DLT in this cohort occurs, then we would enroll three subjects that would be treated at 210 mg/m2 to confirm the maximum tolerated dosage. If no additional DLT occurs in the current cohort, then we will progress to the sixth cohort at 300 mg/m2.

We believe the impact of the COVID-19 pandemic is slowing the pace of our patient recruitment in our Polish Annamycin clinical trial. We cannot assess when such an impact on our trial will be alleviated or if it will worsen.

In 2019, preclinical work on Annamycin demonstrated activity against certain cancers metastasized to the lungs. With this new data, we held a Pre-IND Meeting with the FDA in the third quarter of 2020, and with that input we intend to file an IND or its equivalent for a clinical trial for the treatment of cancer metastasized to the lungs with Annamycin by the end of 2020, although no assurances can be given that such trial will begin.

WP1066 is one of several Immune/Transcription Modulators designed to stimulate the immune response to tumors by inhibiting the errant activity of Regulatory TCells (TRegs) while also inhibiting key oncogenic transcription factors, including p-STAT3, c-Myc and HIF-1á. These transcription factors are widely sought targets that may also play a role in the inability of immune checkpoint inhibitors to affect more resistant tumors. WP1066 is currently in two US physician-sponsored Phase 1 clinical trials, one at MD Anderson for the treatment of GBM in adults and another at Emory University for the treatment of pediatric brain tumors. The trial at MD Anderson has begun the fourth and final cohort in the dose escalation phase. The Emory trial has now successfully treated three patients in the first cohort and the first patient in the second cohort has begun treatment at the dose level of 6mg/kg. In that trial, one of the patients with DIPG showed an apparent response to the treatment with both clinical improvement and radiologic reduction of tumor size. We caution that this preliminary data and no conclusions should be drawn from this single event. Another physician-sponsored Phase 1 trial is being considered for the treatment of GBM with WP1066 in combination with radiation, although no assurances can be given that such trial will begin.

Although WP1122 is a prodrug of 2-DG, the WP1122 Portfolio includes other antimetabolites comprising prodrugs of alternate sugar structures that may also prove useful as antiviral and/or anticancer therapies. The Company is currently evaluating some of these other antimetabolite molecules for potential translational development.

Recent Business Developments

Below are recent business developments.

Annamycin

          Independent Study Validates Annamycin's Ability to Target Lung Localized Tumors

On October 21, 2020, we announced results from an independent laboratory validating internal animal studies showing the ability of Annamycin to target lung localized tumors. The relevance of targeting lung localized tumors is that it could provide a means to address a significant unmet need in cancer therapy. Specifically, there are limited treatment options for lung metastases resulting from a primary tumor, even though the primary tumor may have been treatable.

Successful Completion of Pre-IND Meeting with the FDA

On September 9, 2020, we announced that we successfully completed a Pre-IND Meeting with the FDA regarding the development plan for Annamycin, including the clinical study design and dosing strategy for the initial Phase 1b/2 protocol for soft tissue sarcomas with lung metastases. We submitted a proposed clinical protocol for FDA review entitled, "Phase 1b/2 Study of Liposomal Annamycin (Annamycin) in Subjects with Previously Treated Soft-Tissue Sarcomas with Pulmonary Metastases." The proposed study is an open-label, multicenter, single-arm, dose escalation and expansion study to evaluate single-agent Annamycin in up to 55 patients with soft tissue sarcoma (STS) with lung metastases for whom chemotherapy is considered appropriate. The primary objectives of the dose escalation phase are to evaluate the safety of Annamycin and identify the maximum tolerated dose (MTD) or the recommended Phase 2 dose (RP2D).

WP1066

Positive Interim Results in Adult Glioblastoma Clinical Trial

On October 13, 2020, we announced additional preliminary data from the Phase 1 clinical trial of our immuno-stimulating STAT3 inhibitor, WP1066, in patients with GBM. This supports the progression of the trial to the fourth and final dose escalation cohort. Three patients have completed treatment in the third cohort at a dose level of 8 mg/kg with no adverse events related to WP1066 and the study will now proceed to the next higher dose of 16 mg/kg.

Positive Interim Results in Pediatric Brain Tumor Phase 1 Clinical Trial

On October 1, 2020, we announced preliminary first cohort data from the Emory University physician-sponsored clinical trial being conducted at the Aflac Cancer and Blood Disorders Center at Children's Healthcare of Atlanta by Dr. Tobey MacDonald, Professor of Pediatrics and Director of the Pediatric Neuro-Oncology Program. He is studying the use of WP1066 (AflacST1901), a proprietary Moleculin drug candidate, as a potential treatment for childhood brain tumors. The first three patients in the trial received treatment at a dose level of 4 mg/kg with no adverse events related to WP1066 and the study will now proceed to the next higher dose of 6 mg/kg. One of these patients with DIPG, showed an apparent response to the treatment with both clinical improvement and radiologic reduction of tumor size. We caution that this is preliminary data and no conclusions should be drawn from this single event.

WP1122

Additional Collaboration on Drug Candidate Targeting COVID-19

On October 29, 2020, we announced we have entered into an agreement with the University of Campinas in São Paulo, Brazil to further enable collaboration into its research on the anti-viral capabilities of our drug candidate WP1122, specifically for the coronavirus. Recently the University of Campinas published independent research demonstrating that SARS-CoV-2 infection is supported by elevated glucose levels and that inhibition of glycolysis with 2-DG effectively eliminated viral load in vitro. WP1122 is a prodrug of 2-DG.

New Antiviral Drug Candidates Demonstrate In Vitro Activity Against HIV

On October 6, 2020, we announced preliminary new findings from our research collaboration with the Rega Institute in Leuven, Belgium, that demonstrates our drug candidates, WP1096 and WP1097, are showing significant in vitro activity in a range of infectious diseases. In addition to activity against SARS-CoV-2, antiviral activity has now been documented for HIV, Zika and Dengue Fever. WP1096 and its close analog, WP1097, are structurally slightly different agents within our WP1122 portfolio. While we are continuing our preclinical development work on WP1122, including in vivo testing for SARS-CoV-2, we have now expanded our infectious disease program to include these two molecules.

Significant In Vitro Activity Against COVID-19 Virus for New Antimetabolites

On September 29, 2020, we announced that our research team has discovered that a molecule within our portfolio of antimetabolites has displayed significant in vitro antiviral activity against SARS-CoV-2. Independent laboratory testing of the new drug candidate, called "WP1096," has now repeatedly demonstrated a therapeutic index of greater than 10, which is considered by our team to be an industry-standard commercialization threshold for in vitro performance of antiviral drugs.

In Vivo Testing Contracted for WP1122

On September 14, 2020, we announced that we have contracted with an independent laboratory to test the antiviral activity of our WP1122 portfolio in a COVID-19 animal model. We contracted with an independent laboratory for in vivo testing of our drug candidate, WP1122 and another candidate from the same portfolio development as a possible treatment for COVID-19. The testing will involve that laboratory's hamster model and SARS-COV-2. We have since postponed this testing to determine if a more preferred animal model can be obtained.

Corporate

Appointment of Elizabeth Cermak to Board of Directors

On October 5, 2020, we announced the appointment of Elizabeth (Liz) Cermak, an accomplished life sciences board director with deep pharmaceutical business development expertise, to our Board of Directors.

2020 Lincoln Park Equity Line

On November 11, 2020, we entered into a purchase agreement (the “2020 Purchase Agreement”) and a registration rights agreement (the “2020 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2020 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $22.0 million of our common stock (subject to certain limitations) from time to time during the term of the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Registration Rights Agreement, we filed with the SEC a registration statement to register the shares that have been or may be issued to Lincoln Park under the 2020 Purchase Agreement.

Pursuant to the terms of the 2020 Purchase Agreement, at the time we signed the 2020 Purchase Agreement and the 2020 Registration Rights Agreement, we issued 760,194 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2020 Purchase Agreement and may issue an additional 304,077 shares pro-rata when and if Lincoln Park purchases (at our discretion) the $22.0 million aggregate commitment.

On November 12, 2020, we sold Lincoln Park at $.707 per share 2,829,214 shares of common stock for aggregate consideration of $2.0 million, and issued 27,643 in additional commitment shares.

On November 11, 2020, we terminated our purchase agreement dated October 4, 2018 with Lincoln Park.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	4,435	2,785	10,971	7,816
General and administrative	1,659	1,672	5,122	4,748
Depreciation and amortization	57	51	154	147
Total operating expenses	6,151	4,508	16,247	12,711
Loss from operations	(6,151)	(4,508)	(16,247)	(12,711)
Other income (loss):
Gain from change in fair value of warrant liability	2,743	124	1,489	3,059
Other income, net	10	5	32	5
Interest income, net	3	5	10	10
Net loss before taxes	$(3,395)	$(4,374)	$(14,716)	$(9,637)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Research and Development Expense. Research and development (R&D) expense was $4.4 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $1.6 million is mainly related to increased clinical trial activity as described above, increased license fees and costs related to sponsored research agreements, costs related to manufacturing of additional drug product and two additional employees in R&D headcount.

General and Administrative Expense. General and administrative expense was $1.7 million for the three months ended September 30, 2020 and 2019, respectively. The increase in our directors' and officers' liability insurance was offset by a similar decrease in travel expenses.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $2.7 million in the third quarter of 2020 as compared to a net gain of $0.1 million in the third quarter of 2019, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Research and Development Expense. R&D expense was $11.0 million and $7.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $3.2 million is mainly related to increased clinical trial activity, increased license fees and costs related to sponsored research agreements, costs related to manufacturing of additional drug product and two additional employees in R&D headcount.

General and Administrative Expense. General and administrative expense was $5.1 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $0.4 million was mainly attributable to increased payroll costs for an additional finance employee, increased stock-based compensation expense for annual employee stock, and increased costs for directors and officer's liability insurance being partially offset by reduced travel expenses.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $1.5 million in the nine months ended September 30, 2020 as compared to a net gain of $3.1 million in 2019, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(14,647)	$(12,521)
Net cash used in investing activities	(360)	(42)
Net cash provided by financing activities	17,065	20,854
Effect of exchange rate changes on cash and cash equivalents	2	(16)
Net increase in cash and cash equivalents	$2,060	$8,275

As of September 30, 2020, there was $0.3 million of cash on hand in Australia. We maintain a bank account in Australia and know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $14.6 million for the nine months ended September 30, 2020. This $2.1 million increase over the prior year period of $12.5 million was primarily due to: 1) payments for developing, manufacturing and testing drug product as we prepared for clinical trials; 2) an increase in R&D employee and contractor headcount and associated payroll costs; 3) an increase in paid sponsored research and related expenses; and 4) an increase in license fees. These are all a reflection of the ongoing clinical and pre-clinical activity and the associated increase in general and administrative support for our three core drug technologies.

Cash used in investing activities

Net cash used in investing activities was $360,000 for the nine months ended September 30, 2020 compared to $42,000 for the nine months ended September 30, 2019. The increase relates to mass spectrometer equipment purchased for the lab in 2020. The equipment will be used to analyze uptake, metabolism, and tissue organ distribution of anti-cancer and anti-viral agents, which is critical for determination of pharmacokinetic and pharmacodynamic parameters of the drugs.

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

During the nine months ended September 30, 2020, pursuant to the 2019 ATM Agreement, we issued 8,472,090 shares of common stock at an average price of $1.45 per share, resulting in net proceeds of $11.9 million. We paid a commission to Oppenheimer equal to 3.0% of the gross proceeds from the sale of our common stock under the 2019 ATM Agreement. In the third quarter of 2020, the 2019 ATM Agreement expired and was terminated.

On November 11, 2020, we entered into a purchase agreement (the “2020 Purchase Agreement”) and a registration rights agreement (the “2020 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the terms of the 2020 Purchase Agreement, Lincoln Park has agreed to purchase from us up to $22.0 million of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Registration Rights Agreement, we filed with the SEC a registration statement to register the shares that have been or may be issued to Lincoln Park under the 2020 Purchase Agreement.

Pursuant to the terms of the 2020 Purchase Agreement, at the time we signed the 2020 Purchase Agreement and the 2020 Registration Rights Agreement, we issued 760,194 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2020 Purchase Agreement and may issue an additional 304,077 shares pro-rata when and if Lincoln Park purchases (at our discretion) the $22.0 million aggregate commitment.

On November 12, 2020, we sold Lincoln Park at $.707 per share 2,829,214 shares of common stock for aggregate consideration of $2.0 million, and issued 27,643 in additional commitment shares.

On November 11, 2020, we terminated our purchase agreement dated October 4, 2018 with Lincoln Park.

In July 2020, we entered into a new At Market Issuance Sales Agreement with Oppenheimer & Co. Inc. (2020 ATM Agreement). Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of the Company’s common stock with an aggregate sales price of up to $15.0 million. Subsequent to the quarter ended September 30, 2020, we issued 700,339 shares of common stock at an average price of $0.83 per share resulting in net proceeds of $0.6 million in October 2020.

In February 2020, we entered into subscription agreements with institutional investors to purchase of 7,500,000 shares of our common stock and warrants to purchase 5,625,000 shares of common stock at a combined public offering price of $0.80 per share and related warrant resulting in gross proceeds of $6.0 million. Each warrant has an exercise price of $1.05 per share and were exercisable six months from the date of issuance and will expire five years from the date they were first exercisable.

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

We believe that our existing cash and cash equivalents as of September 30, 2020 plus the cash raised and committed subsequent to the quarter will be sufficient to fund our planned operations into the third quarter of 2021, without the issuance of additional equity for cash. Any such issuances should extend the funding of our planned operations beyond the third quarter of 2021. Such plans are subject to our stock price, market conditions, changes in planned expenses depending on clinical enrollment progress, the use of drug product or a combination thereof. Based on the Company's current assessment, the Company does not expect any material impact on its liquidity due to the worldwide spread of the COVID-19 virus.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

With input and oversight from the Audit Committee, management is actively implementing a remediation plan to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. We are taking, and expect to continue to take the following remediation actions which have facilitated the proper segregation of duties in the initiation of transactions, the recording of transactions, and the custody of assets:

● Implemented new information technology systems and policies and procedures;

● Management added additional accounting and IT personnel, including the use of qualified contractors;

● Developed formalized accounting procedures and clearly defined authorities;

● Engaged third party specialists to assess and document the design of our internal controls over financial reporting including the evaluation of proper segregation of duties, and to identify and evaluate any weaknesses in our information systems;

● Reported regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies;

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness previously identified. However, the material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed in 2020.

We continuously seek to improve the efficiency and effectiveness of our internal controls. There have been no changes, except for items described above, in our internal control over financial reporting that occurred in the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our employees are working remotely due to the COVID-19 pandemic, but we do not believe that our adjustments to how we work have materially impacted our internal controls over financial reporting. We continue to monitor and assess the potential impact of the COVID-19 pandemic on our internal controls and strive to minimize the impact on our internal control design and operating effectiveness.

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

Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

            We have in the past, and intend in the future, to publicly disclose preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us could result in volatility in the price of shares of our common stock.

             In addition, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the approvability of the particular drug candidate and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug candidate or our business. If the interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our current or any our future drug candidate, our business, operating results, prospects or financial condition may be materially harmed.

The COVID-19 outbreak has delayed recruitment in our clinical trials and may continue or worsen, may affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to our planned clinical trials and ultimately of reviews and approvals of our product candidates.

The COVID-19 outbreak has delayed recruitment in clinical trials and may continue or worsen. Additionally, it may delay the approvals of our product candidates due to its effect on the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. We have relationships with contract research organizations to conduct certain pre-clinical programs and testing and other services in Europe and those business operations are subject to potential business interruptions arising from protective measures that may be taken by the governmental or other agencies or governing bodies. In addition, certain of our collaborative relationships with research facilities and academic research institutions in the United States, Europe and in Australia may be materially and adversely impacted by protective measures taken by those institutions or federal and state agencies and governing bodies to restrict access to, or suspend operations at, such facilities. Such protective measures, including quarantines, travel restrictions and business shutdowns, may also  have a material negative affect on our core operations.

If we breach any of the agreements under which we license patent rights or if we fail to meet certain development deadlines, pay certain fees including extension fees or exercise certain rights to technology, we could lose or fail to obtain license rights that are important to our business.

We license all of our technology from MD Anderson, and we must meet various payment and other obligations under our license agreements with MD Anderson. Our license agreements generally require that we meet various milestones by certain dates, each of which generally requires the payment of additional fees, including extension fees. To date, we have been able meet such milestones, pay certain fees or have been able to enter into extensions with MD Anderson related to such milestones. However, our failure to meet any financial or other obligations under our license agreements in a timely manner could result in the loss of our rights to our core technologies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 11, 2020, Moleculin Biotech, Inc. (the “Company”) entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $22.0 million of shares (the “Purchase Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”). Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the Purchase Agreement (the “Registration Rights Agreement”). On the Commencement Date (as defined below), the Company sold Lincoln Park 2,829,214.00  shares of Common Stock for aggregate consideration of $2,000,000.

Beginning on the Commencement Date (as defined below) and thereafter, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (a “Regular Purchase Notice”), directing Lincoln Park to purchase up to 500,000 Purchase Shares (the “Regular Purchase Amount”) (a “Regular Purchase”). The Regular Purchase Amount may be increased to up to 750,000 shares if the closing sale price of the Common Stock is not below $1.00 per share, and to up to 1,000,000 shares if the closing sale price of the Common Stock is not below $1.50 per share. The Company and Lincoln Park may mutually agree to increase the Regular Purchase Amount.

The Purchase Agreement provides for a purchase price per Purchase Share for each Regular Purchase (the “Purchase Price”) equal to the lesser of:

•    the lowest sale price of the Common Stock on the Nasdaq Capital Market on the purchase date of such shares; and

•    the average of the three lowest closing sale prices for the Common Stock on the Nasdaq Capital Market during the ten consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, on any date on which the Company submits a Regular Purchase Notice for the maximum amount allowed for such a Regular Purchase to Lincoln Park, it also has the right, in its sole discretion, to present Lincoln Park with an accelerated purchase notice (an “Accelerated Purchase Notice”), directing Lincoln Park to purchase an amount of Purchase Shares (an “Accelerated Purchase”), which number of Purchase Shares will not exceed the lesser of (i) 300% of the number of shares purchased pursuant to such Regular Purchase and (ii) 30% of the total number of shares of the Common Stock traded on Nasdaq during all or a specified period on the applicable Accelerated Purchase date as set forth in the Purchase Agreement. The purchase price per Purchase Share for each such Accelerated Purchase will be equal to 97% of the lesser of:

•    the volume-weighted average price of the Common Stock on the Nasdaq Capital Market during the applicable measurement period on the applicable Accelerated Purchase date; and

•    the closing sale price of the Common Stock on the Nasdaq Capital Market on the applicable Accelerated Purchase date.

The Company may also direct Lincoln Park, on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the Purchase Agreement, to make purchases of an additional amount of our Common Stock upon the same terms as an Accelerated Purchase, (an “Additional Accelerated Purchase”).

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may in no case exceed 12,486,666 shares (subject to adjustment as described above) of the Common Stock (which is equal to approximately 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of our Common Stock to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (A) the official closing price of our Common Stock on Nasdaq on the trading day immediately preceding the date of the Purchase Agreement and (B) the average official closing price of our Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the Purchase Agreement, adjusted such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules); provided that at no time may Lincoln Park (together with its affiliates) beneficially own more than 9.99%  of the Company’s issued and outstanding Common Stock. The Company issued 760,194  shares of Common Stock to Lincoln Park as a commitment fee in connection with entering into the Purchase Agreement and may issue an additional 304,077 shares pro-rata when and if Lincoln Park purchases (at the Company’s discretion) the $22,000,000 aggregate commitment (the “Commitment Shares” and together with the Purchase Shares, the “Shares”).

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. Sales under the Purchase Agreement may commence only after certain conditions have been satisfied (the date on which all requisite conditions have been satisfied, the “Commencement Date”), which conditions include the delivery to Lincoln Park of a prospectus supplement covering the shares of Common Stock issued or sold by the Company to Lincoln Park under the Purchase Agreement, the filing with The Nasdaq Stock Market of a Listing of Additional Shares notification with respect to the Shares and Nasdaq having raised no objection to the consummation of transactions contemplated under the Purchase Agreement, and the receipt by Lincoln Park of a customary opinion of counsel and other certificates and closing documents. We anticipate that such conditions will be satisfied on or around November 12, 2020.

The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Common Stock. Although the Company has agreed to reimburse Lincoln Park for a limited portion of the fees it incurred in connection with the Purchase Agreement, the Company did not pay any additional amounts to reimburse or otherwise compensate Lincoln Park in connection with the transaction, other than the issuance of the Commitment Shares.

            There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into variable rate transactions described in the Purchase Agreement), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Company may deliver Purchase Notices under the Purchase Agreement, subject to market conditions, and in light of its capital needs from time to time and under the limitations contained in the Purchase Agreement. Any proceeds that the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

On November 11, 2020, the Company terminated its purchase agreement dated October 4, 2018 with Lincoln Park.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	At Market Issuance Sales Agreement, dated July 17, 2020, by and among the Company and Oppenheimer & Co. Inc. (incorporated by reference to exhibit 1.1 of the Company's Form 8-K filed July 17, 2020)

10.2	Purchase Agreement (LPC-Moleculin Biotech, Inc.)

10.3	Registration Rights Agreement (LPC-Moleculin Biotech, Inc.)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

Date: November 12, 2020	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November12, 2020	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)