Form 10-K
period 2020-12-31
Moleculin Biotech, Inc.
filed 2021-03-24
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $52 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 11, 2021 was 28,444,425.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include, but are not limited to, statements about:

•	the impact the recent Coronavirus outbreak will have on our ability to continue our operations including our clinical trials, clinical drug candidate supplies, preclinical activities and our ability to raise future financing;
•

our ability to continue our relationship with MD Anderson, including, but not limited to, our ability to maintain current licenses and license future intellectual property resulting from our sponsored research agreements with MD Anderson;

•	our ability to obtain additional funding to commence or continue our clinical trials, fund operations and develop our product candidates;
•	our ability to satisfy any requirements imposed by the FDA (or its foreign equivalents) as a condition of our clinical trials proceeding or beginning as planned;
•	the success or the lack of thereof, including the ability to recruit patients, of our clinical trials through all phases of clinical development;
•	the need to obtain and retain regulatory approval of our drug candidates, both in the United States and in Poland, and in countries deemed necessary for future trials;
•	our ability to complete our clinical trials in a timely fashion and within our expected budget and resources;
•	compliance with obligations under intellectual property licenses with third parties;
•	any delays in regulatory review and approval of drug candidates in clinical development;
•	potential efficacy of our drug candidates;
•	our ability to commercialize our drug candidates;
•	market acceptance of our drug candidates;
•	competition from existing therapies or new therapies that may emerge;
•	potential product liability claims;
•	our dependency on third-party manufacturers to successfully, and timely, supply or manufacture our drug candidates for our preclinical work and our clinical trials;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	the ability of our sublicense partners to successfully develop our product candidates in accordance with our sublicense agreements;
•	the effects of future government shutdowns on our ability to raise financing;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	our ability to adequately support future growth; and
•	our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K in the case of forward-looking statements contained in this Form 10-K.

PART I

References in this Annual Report on Form 10-K to “MBI”, "Moleculin" or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc.

ITEM 1. BUSINESS

Overview

Our Business

We are a clinical stage pharmaceutical company focused on the treatment of highly resistant cancers and viruses. We have three core technologies, based substantially on discoveries made at MD Anderson Cancer Center (MD Anderson or MDA). We have four drug candidates, three of which have now shown human activity in clinical trials.

During 2020, three of those drug candidates accounted for five clinical trials in the US and Europe. Two of those trials are ongoing externally funded studies of WP1066 in brain tumors. Two of our internally funded Phase 1 clinical trials have essentially concluded. The trial for Annamycin in acute myeloid leukemia (AML) successfully met its safety endpoint, and the trial for WP1220 in cutaneous T-cell lymphoma (CTCL) demonstrated an objective response rate of 45% and a clinical benefit rate of 100%. An additional Phase 1/2 clinical trial of Annamycin in AML is also internally funded and is currently ongoing. In 2021, we anticipate the initiation of five new clinical trials in addition to the three trials continuing from 2020.

In late 2020, we received U.S. Food and Drug Administration (FDA) clearance to proceed with an additional Phase 1b/2 clinical trial of Annamycin for the treatment of sarcoma lung metastases and we are preparing to begin this trial in the US. We also plan to seek approval to begin a Phase 1/2 clinical trial of Annamycin in combination with Ara-C for the treatment of AML in Europe. These two new trials will be internally funded. We expect a second Phase 1b/2 clinical trial of Annamycin in sarcoma lung metastases to be primarily investigator-funded in Europe and we plan to seek a collaborative partner to support a Phase 2 clinical study of WP1220 in CTCL. Finally, we are working to initiate a clinical trial of WP1122, in either a Phase 1a/1b clinical trial in COVID-19 or a physician-sponsored clinical trial for a cancer indication, or both. The ultimate course of action depends on the outcome of additional regulatory and preclinical work. These trials may be internally or externally funded, depending on the timing and nature of the studies. In summary, we had five clinical trials underway or concluded in 2020 and we now expect up to eight clinical trials to be underway or approved in 2021, including physician-sponsored trials related to our drug candidates for which we are not actively involved.

By "internally funded” we mean that the primary costs of the preclinical activity and clinical trials are funded by us. “Externally funded” drug candidates include those for which preclinical work is performed by external collaborators and for which clinical trials are physician-sponsored. For externally funded research, any grant funds that support such preclinical work or clinical trials and most of the associated expenses do not flow through our financial statements. We do provide drug product and other minor supporting activities for externally funded preclinical activities and clinical trials.

We recently announced collaborations with third parties to assist us in developing potential treatments for certain viral diseases, including, potentially, COVID-19. During 2020, we announced that in vitro testing corroborated the antiviral potential of WP1122, including for the SARS-CoV-2 virus responsible for COVID-19. Subsequently, we had written discussions with the FDA regarding the clinical development of WP1122 for the treatment of COVID-19. Based on guidance from the FDA, we believe that we need to demonstrate efficacy in a COVID-19 animal model in order to proceed with an IND for COVID-19 clinical trials in the US. Therefore, the timing of any such clinical trial activity in the US is subject to the limited access we have to validated in vivo efficacy testing. For this reason, we are also evaluating opportunities to pursue COVID-19 clinical development outside the US. The IND-enabling preclinical work already completed for WP1122 is mostly similar to the preclinical work we originally planned as part of developing WP1122 for cancer indications. Accordingly, we intend to apply for an IND or its foreign equivalent for WP1122 in either an antiviral or cancer indication, or both, during 2021.

Based on the results of our clinical activity thus far, we have further narrowed our internal development focus to our nearest term opportunities, especially where human activity has been shown in clinical trials. This focus is primarily on preclinical and clinical activities with Annamycin, preclinical activities associated with an intravenous formulation of WP1066 and IND-enabling studies of WP1122. We intend to rely on external funding, to the extent available. Due to the COVID-19 pandemic, we have internally accelerated development of the WP1122 portfolio with a combined effort of internally and externally funded preclinical work to support an IND application with the FDA or an international regulatory body for the treatment of COVID-19 or a cancer indication or both.

Of our three clinical stage drug candidates, Annamycin is currently in a Phase 1/2 clinical trial for the treatment of acute myeloid leukemia (AML) in Poland. We recently received clearance from the FDA to proceed with a Phase 1b/2 clinical trial of Annamycin as a potential treatment for soft tissue sarcomas (STS) metastasized to the lungs. WP1066, an Immune/Transcription Modulator (p-STAT3 inhibitor or, simply, STAT3 inhibitor) is intended to target a wide range of tumors, including brain tumors such as glioblastoma (GBM) and pediatric brain tumors (like diffuse intrinsic pontine glioma, or DIPG, and medulloblastoma), as well as pancreatic cancer. It is currently in two physician-sponsored Phase 1 clinical trials, one for adult GBM and another for pediatric brain tumors (including DIPG and medulloblastoma). We began and completed a "proof-of-concept" Phase 1 clinical trial in 2019 in Poland for a third drug, WP1220 (a molecule in the WP1066 portfolio), for the topical treatment of cutaneous T-cell lymphoma (CTCL). We are actively seeking collaboration with a strategic partner in the near term for external funding for the continued development of WP1220 in a Phase 2 clinical trial as a topical therapy for CTCL. If we are not successful in this outreach, we may choose to use internal funds to generate additional human data to facilitate such outreach efforts. We are also engaged in preclinical development of additional drug candidates, including additional Immune/Transcription Modulators, as well as antimetabolites, targeting glycolysis and glycosylation.

We consider Annamycin to be a "next generation" anthracycline, unlike any currently approved anthracyclines, as it is designed to avoid multidrug resistance mechanisms with little to no cardiotoxicity (the efficacy of all currently approved anthracyclines is limited by both multidrug resistance and cardiotoxicity). We have received an independent expert cardiology assessment confirming the absence of cardiotoxicity in the first 19 patients treated with Annamycin in both our US and European Phase 1 clinical trials. Annamycin is currently in one Phase 1/2 clinical trial in Europe, and the Phase 1 portion of another Phase 1/2 AML trial in the US has been concluded, subject to final database lock and closure. The FDA requested that we demonstrate that Annamycin could be safely administered to patients up to the lifetime maximum allowable level of anthracycline (LTMAD) established by the FDA and the trial met this primary endpoint. The FDA established the LTMAD because of concerns about cardiotoxicity associated with currently approved anthracyclines when administered above the LTMAD. Of the first 19 patients in our trials, 11 have been treated above the LTMAD (one patient received more than double the LTMAD) and none have shown evidence of any cardiotoxicity. As a result of discussions with the FDA, we will focus on establishing a recommended Phase 2 dose (RP2D) in our trial in Europe, and, as requested by the FDA, we will generate additional safety and efficacy data.

The trial in Poland is in its fifth cohort, where patients are being treated at 240 mg/m2. Patient 2 in this cohort experienced a dose limiting toxicity (DLT), related to liver function, secondarily related to concomitant medication not being withheld. Although that DLT resolved, in accordance with the trial protocol, the cohort was expanded and has now enrolled a total of five patients. In March 2021, patient 4 in this cohort experienced a similar DLT and, accordingly, no additional patients will be enrolled at this dose level beyond the five patients enrolled to date. The DLT for Patient 4 is being monitored and, per protocol, other patients in this cohort are permitted to continue to receive the full dose of Annamycin, at the discretion of their physicians and with the patients being notified of the reported DLTs.

We are planning to amend the protocol for this trial to allow exploration of an intermediate dose level between the 210 mg/m2 dose in the fourth cohort and the current 240 mg/m2 dose level, in order to establish the maximum tolerated dosage (MTD) and Recommended Phase 2 dose (RP2D), which may be the same. While this will establish an MTD for Annamycin in AML and inform the starting dose in our planned trials in soft tissue sarcoma (STS) lung metastases, we do not believe it will limit the dose escalation in our STS trials. Because of the different indication and differences in dosing regimen, we expect to determine a separate MTD in the Phase 1 portion of the STS trials. Once the MTD in the single agent AML trial is established, we currently plan to begin the expansion Phase 2 portion of this trial with relapsed patients at the RP2D, in order to determine the potential efficacy of Annamycin as a second line, single agent treatment for relapsed AML. Following on our preclinical research, we also intend to begin the Phase 1 portion of an AML trial using Annamycin in combination with Ara-C, a drug commonly used as a single agent and in combination chemotherapy for AML.

A preliminary review of the data in the completed cohorts in both trials, which is subject to update, indicates that patients received an average of 3+ and a maximum of 9 prior regimens. Thus far in the completed cohorts of our US and European single agent AML trials, there are 13 relapsed patients who were enrolled after one or more relapses from the prior regimens. Of these, 38% had either a CRi, PR or Bridge to Transplant. We view this as encouraging, because recruitment in the expansion Phase 2 will be limited to patients with no more than a single relapse. This is in contrast to the Phase 1 portion of the trial, where, in order to accelerate recruitment, we included a majority of patients who were primarily refractory or who had two or more relapses from alternate therapy. We believe this is significant because patients who are either refractory or have had two or more relapses are considered to be less likely to respond to therapy and especially to a single agent therapy. As a result and considering that all patients in Phase 2 will be treated at the RP2D, we believe the overall response in the expansion Phase 2 may be better than the overall response in the Phase 1 portion of the trial, although we cannot be certain that actual results will reflect this.

Our preclinical work on Annamycin demonstrated activity against certain cancers metastasized to the lungs. In December 2020, we disclosed that the FDA allowed our IND to go into effect to study Annamycin for the treatment of soft tissue sarcoma lung metastases. This allows us to begin a Phase 1b/2 clinical trial in the U.S. for patients with soft tissue sarcoma that has metastasized to the lungs after first-line therapy for their disease. We expect this trial to begin in the first half of 2021. Later in December 2020, we disclosed that the FDA had granted Orphan Drug Designation (ODD) to Annamycin for the treatment of soft tissue sarcomas, in addition to the existing ODD for Annamycin in relapsed or refractory AML. On February 2, 2021, we announced that a preclinical study in animals has confirmed a significant therapeutic benefit of Annamycin against metastatic osteosarcoma. As of day 130 of the study, the survival rate for animals treated with Annamycin was 100%, compared with only 10% for untreated animals. Computerized tomography scans demonstrated that animals treated with Annamycin exhibited suppression of tumor growth and not a single death was observed in the treated animals, whereas observed tumor burden was believed to have contributed to the rapid death of 90% of untreated animals. We believe this data is a promising indication of the possibility of Annamycin’s impact on other cancers metastasized to the lungs. We caution that this is preclinical animal data and we can provide no assurance that we will see similar results in our planned clinical trials.

WP1066 is one of several Immune/Transcription Modulators designed to stimulate the immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs) while also inhibiting key oncogenic transcription factors, including p-STAT3 (phosphorylated signal transducer and activator of transcription 3), c-Myc (a celluar signal transducer named after a homologous avian virus called Myelocytomatosis) and HIF-1α (hypoxia inducible factor 1a). These transcription factors are widely sought targets that are believed to contribute to an increase in cell survival and proliferation, and the angiogenesis (coopting vasculature for blood supply), invasion, metastasis and inflammation associated with tumors. They may also play a role in the inability of immune checkpoint inhibitors to affect more resistant tumors. WP1066 is currently in two US physician-sponsored Phase 1 trials, one at MD Anderson for the treatment of glioblastoma (GBM) in adults and another at Emory University for the treatment of pediatric brain tumors.

The trial at MD Anderson is in the fourth and final cohort in the dose escalation phase. In the first quarter of 2021, we were notified that the physician sponsoring this trial is leaving MDA. We cannot be assured that this trial will continue at MDA after her departure. Several additional institutions have expressed an interest in sponsoring similar research on WP1066 in brain tumors, so to help ensure the potential continuation of this important research, regardless of the sponsoring institution, we have requested the IND for this trial to be transferred into our name with the FDA, although we can provide no assurance as to when, or if, this transfer will be completed. While we are making arrangements to continue this research in additional physician-sponsored trials, we expect that continued research on WP1066 in adult GBM will be temporarily delayed in 2021.

The Emory trial for pediatric brain tumors has now treated three patients in the first cohort. The third and last patient in the second cohort has begun treatment at the dose level of 6mg/kg. In that trial, one of the patients in the first cohort with DIPG showed an apparent response to the treatment with both clinical improvement and radiologic reduction of tumor size. We caution that this is preliminary data, and no conclusions should be drawn from this single event. Another physician-sponsored Phase 1 trial is being considered for the treatment of GBM with WP1066 in combination with radiation, although no assurances can be given that such trial will begin.

We are also developing new compounds designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells. A key drawback to 2-DG is its lack of drug-like properties, including a short circulation time and poor tissue/organ distribution characteristics. Our lead Metabolism/Glycosylation Inhibitor, WP1122, is a prodrug of 2-DG that appears to improve the drug-like properties of 2-DG by increasing its circulation time and improving tissue/organ distribution. New research also points to the potential for 2-DG to be capable of enhancing the usefulness of checkpoint inhibitors. Considering that 2-DG lacks sufficient drug-like properties to be practical in a clinical setting, we believe WP1122 has the opportunity to become an important drug to potentiate existing therapies, including checkpoint inhibitors.

As the COVID-19 pandemic unfolded, several independent research teams identified that 2-DG may have the potential to treat COVID-19, as well as other diseases caused by coronaviruses. Similar to the dependence of many tumors on glucose, viruses like SARS-CoV-2 are highly dependent on both glycolysis and glycosylation (and, therefore, glucose) in order to successfully invade host cells and proliferate. It is on this basis that we have established an antiviral drug development program focused on WP1122 and its analogs. We are in the process of identifying the best possible pathway to begin a clinical trial in either COVID-19 or cancer patients or both in the first half of 2021.

The spread of COVID-19 has caused significant volatility in US and international markets, including Poland, where we conduct some of our clinical trials, and Italy, where our drug supply is produced. There has been limited interruption of our drug supply, and most Polish clinics where we are conducting trials are limiting access for monitoring activities, which could delay our ability to collect data and authorize new patient recruitment. Additionally, we believe COVID-19 has materially slowed the ability of approved sites to recruit patients for our trials. This could worsen or be alleviated at any time. Furthermore, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the US and international economies and, as such, we are unable to determine if it will have a material impact to our operations. Recently, we have experienced a limited increase in activity with regard to recruitment of new patients in Poland. Additionally, we believe that the potential for impact to our supply chain due to COVID-19 will be reduced as vaccine production normalizes throughout the industry. In light of current US trends with respect to COVID-19, we cannot determine whether COVID-19 will materially impact recruitment for current or future US based trials.

We do not have manufacturing facilities and all manufacturing activities are contracted out to third parties. Additionally, we do not have a sales organization. Our overall strategy is to seek potential outlicensing opportunities with larger pharmaceutical companies who are better suited for the marketing, sales and distribution of our drugs once approved.

Mission and Strategy Overview

Moleculin is focused on developing treatments for highly resistant cancers and viruses. For cancers, these include AML, GBM, CTCL, STS metastasized to the lungs, pancreatic cancer, other vital organ metastases, and others. With regard to viruses, our current focus is the possible treatment of COVID-19, while additional pre-clinical work has demonstrated possible activity against HIV, Zika, and Dengue fever. Our diverse pipeline of technologies was built around the recognition that many highly resistant tumors tend to have a common set of traits, including an increase in multidrug resistant mechanisms, an evasion of the natural immune system, a marked upregulation of certain key oncogenic transcription factors and an increased dependence on glycolysis for energy production. Many of these traits are also common to certain viruses and we believe each of these elements may be addressed by the unique and innovative mechanisms introduced by one or more of our three core technologies. As detailed within, although we have conducted much preclinical and early-stage clinical work that we consider very promising, there is no guarantee that any future study will be conducted or will be successful, or that our product candidates will ultimately be successfully commercialized.

We believe our technologies provide an opportunity to help the many patients in need of alternative therapies, both as single agents and in combination with numerous existing technologies that often fail as tumors present immediate or acquired resistance. We believe showing even modest improvements in highly resistant cancers and viruses may lead to accelerated approval pathways, potentially reducing the time and capital required to ultimately realize success.

In February 2019, we announced our outlicensing agreement to WPD Pharmaceuticals, an entity associated with one of our co-founders, Dr. Waldemar Priebe, which was amended in March 2021. This agreement provides WPD with territorial rights to certain smaller countries in mainly Eastern Europe and Western Asia in exchange for their agreeing to provide $6.5 million or more of funding, either directly or through the guarantees of grants, to our development efforts over the eight-year period commencing with our initial execution of the agreement in February 2019. WPD recently announced their facilitation of a grant equivalent to $1.5 million USD to the Maria Sklodowska-Curie National Research Institute to fund a Phase 1b/2 clinical trial of Annamycin for the treatment of STS lung metastases. The grant-funded clinical trial will be led by Prof. Piotr Rutkowski, MD, PhD, Head of Department of Soft Tissue/Bone Sarcoma and Melanoma at the Maria Sklodowska-Curie National Research Institute of Oncology in Warsaw, Poland. As we continue to generate additional human data, we intend to pursue additional strategic collaborations on a regional basis for each of our drug candidates.

This increase in potential outside funding should allow us to concentrate our internal resources primarily on Annamycin, and our active p-STAT3 inhibitors, WP1066 and WP1220. This allows us to prioritize our internal funding to core clinical trials that we think may lead to an accelerated approval pathway and/or a strategic licensing opportunity. Accordingly, we have increased our focus on clinical trial pathways for Annamycin, WP1066 and WP1220. We have now seen human activity in these three drug candidates that we think is capable of supporting an accelerated approval pathway with continued positive developments in the respective clinical trials. We are also committed to spending on the WP1122 program to potentially enable a cancer and/or a COVID-19 related IND.

Intellectual Property

Drug development – from discovery to approved drug – can take decades. With this in mind, and in light of the fact that US patent terms begin on the date of filing and run for 20 years, alternative means of establishing market exclusivity are common in the drug development industry. Orphan Drug designation (ODD) from the FDA is available for drugs targeting diseases with less than 200,000 cases per year in the United States. A drug that is approved for an orphan-designated indication may receive market exclusivity of 7 years from the date of approval of the New Drug Application (NDA). During that period the FDA generally could not approve another product containing the same active moiety for the same orphan-designated indication. Orphan Drug Exclusivity (ODE) will not bar approval of a product with a different active moiety for the same indication or a product with the same moiety for a different indication. Additionally, ODE will not preclude FDA approval of another product with the same moiety for the same orphan-designated indication under certain circumstances, including if the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. ODD and ODE are also available from the European Union (EU). ODD in the EU is generally available for drug products intended to treat life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU when the application is made. If the orphan-designated product continues to meet the criteria for orphan designation at approval, the approval for an orphan-designated indication conveys a 10-year exclusivity period, during which the competent authorities in the EU may not accept another marketing authorization application and may not grant another marketing authorization for a similar medicinal product (i.e., a medicinal product with an identical active substance, or an active substance with the same principal molecular structural features and acts via the same mechanisms) for the same therapeutic indication. The 10-year period can be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for the ODD, for example because the product is sufficiently profitable not to justify market exclusivity. In the EU, ODE does not preclude granting a marketing authorization for a similar medicinal product for the same therapeutic indication, if that medicinal product is demonstrated to be safer, more effective or otherwise clinically superior, or if the company with orphan drug exclusivity is unable to supply sufficient quantities of the product.

Independently from potential patent protection, in 2018 we received ODD from the FDA for Annamycin for the treatment of AML and, in 2019 we received FDA ODD for WP1066 for the treatment of glioblastoma. Separately, the FDA may also grant market exclusivity of 5 years for newly approved new chemical entities (which we believe our drug candidates will be considered to be), which would for a period of time preclude submission of any Abbreviated New Drug Application (ANDA) for a generic version of the product or any 505(b)(2) NDA for a product with the same active moiety that seeks to rely on its similarity to our product for an abbreviated approval pathway, as well as delay approval of such applications. There can be no assurance that such exclusivity will be granted, nor does the exclusivity, if granted, block approval of a “full” NDA (i.e., an NDA that does not rely on similarity to our product) for a competing product. Furthermore, we were granted Fast Track Designation for Annamycin for the treatment of relapsed or refractory AML in April 2019 by the FDA. Fast Track Designation, which is intended to expedite drug development and approval, is granted to drugs intended to treat serious conditions, where data demonstrate the potential to address an unmet medical need.

We have been granted royalty-bearing, worldwide, exclusive licenses for the patent and technology rights related to all three of our drug technologies, as these patent rights are owned by MD Anderson. The Annamycin drug substance is no longer covered by any original patent protection, however in June 2019, we submitted new provisional patent applications derived from the Patent Cooperation Treaty or PCT for synthetic processes for lyophilized Annamycin and for reconstitution of our Annamycin drug product candidate. If the non-provisional patent applications and subsequent PCT applications are approved, for which we can provide no assurance, this would potentially provide patent protection for Annamycin through June 2040.

The US patents we license from MD Anderson that have been granted expire from 2024 to 2029. MD Anderson manages the patent process related to the technology subject to our license agreements worldwide with advice from and funded by us, according to the license agreements. Additional patents pending, including licenses being negotiated in the ordinary course of business and currently licensed from MD Anderson, may provide additional potential protection to our drug portfolio, however we can provide no assurance that such patents or additional licenses will be granted or with regard to the extent of protection they might provide.

Our Drug Candidates

Annamycin

One of our lead product candidates is Annamycin, for which FDA allowed an IND to go into effect for a Phase 1/2 trial for the treatment of relapsed or refractory AML and granted Orphan Drug Designation for the treatment of AML, which means the agency believes we have established a medically plausible basis for using the drug for AML. We recently concluded the Phase 1 portion of the US clinical trial and a similar Phase 1/2 trial in Europe continues and is in its fifth cohort. We are planning a potential pivotal Phase 2 AML trial once sufficient clinical data is established in this European trial. Based on new research findings resulting from our sponsored research at MD Anderson, we are also preparing to begin an AML clinical trial in Europe for the combination of Annamycin and Ara-C, as well as clinical trials in both the US and EU (with the EU trial being physician-sponsored) for the treatment of soft tissue sarcoma lung metastases with Annamycin as a single agent.

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

The Importance of No Cardiotoxicity

We have received an independent expert cardiology assessment confirming the absence of cardiotoxicity in the first 19 patients treated with Annamycin in both our US and European Phase 1 clinical trials. Chemotherapy continues to be a cornerstone of cancer therapy. Despite the progress made with immunotherapy and precision medicine, the first-line treatment for many cancers continues to include chemotherapy. And, in part because of the emphasis placed on alternatives to chemotherapy, we believe that not enough has been done to improve chemotherapeutic agents to make them safer, especially with regard to cardiotoxicity (damage to the heart), and more effective. Anthracyclines are a class of chemotherapy drugs designed to destroy the DNA (by creating iron-mediated free oxygen radicals, damaging the DNA and cell membranes, and inhibiting topoisomerase II) of rapidly producing cancer cells. Acute leukemia is one of a number of cancers that are usually treated with anthracyclines. In the case of acute leukemia, anthracyclines are typically used in “induction therapy,” where the goal is often to induce sufficient remission of patients’ blood-born tumor cells to allow for a potentially curative bone marrow transplant.

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

Annamycin as a Single Agent in AML

The prior development history of Annamycin in acute leukemia suggests that a possible accelerated approval pathway exists by positioning Annamycin as a single agent for the treatment of relapsed or refractory AML. Notwithstanding the recent approval of multiple drugs for this indication, most of these drugs are targeted therapies that are helpful to only a small percentage of the overall AML patient population. A significant unmet need still exists for those patients that are refractory to or relapse from the traditional first-line induction therapy (known as “7+3”) designed to induce remission of AML and, in some cases, prepare patients for a curative bone marrow transplant. Unfortunately, the majority of AML patients do not respond adequately to the current first line therapies. In addition, approximately 40% of AML patients are deemed “unfit” for 7+3 due to the intensity of this chemotherapy. We estimate that a significant portion of those patients are deemed unfit because of the potential for cardiotoxicity inherent in the anthracyclines currently used in 7+3. Given its lack of cardiotoxicity, single agent Annamycin may also provide a viable treatment alternative for such patients.

Annamycin in Combination with Ara-C in AML

As a part of our ongoing sponsored research at MD Anderson, animal testing has indicated that the combination of Annamycin with Ara-C provides a synergistic effect that is more effective in AML mouse models than either drug alone. The data was presented at the 62nd Annual Meeting & Exposition of the American Society for Hematology (ASH) under the title: "High Efficacy of Liposomal Annamycin (L-ANN) in Combination with Cytarabine in Syngeneic p53-null AML Mouse Model."

This study was conducted in a highly aggressive AML mouse model where median survival is approximately 13 days. For animals treated with the combination of Annamycin and Ara-C, median survival ranged from 56 to 76 days, thus expanding median survival by 585%, with some animals being completely cured. We believe these experiments support initiation of clinical development of the combination of Annamycin and Ara-C in AML patients.

Although Annamycin has already shown human activity as a single agent in its two Phase 1 AML clinical trials, including one complete response, and has shown no signs of cardiotoxicity, unlike other anthracyclines, it now appears, based on the observed synergy in vitro and confirmatory in vivo data, that the combination of Annamycin and Ara-C could be more effective in a clinical setting than Annamycin as a single agent. This would be consistent with current practice to use Ara-C in combination with an anthracycline like Annamycin. The current first-line therapy for AML patients is the combination of an anthracycline and Ara-C in a regimen referred to as "7+3" where Ara-C is administered daily for 7 days in parallel with 3 daily doses of an anthracycline. Simply substituting the currently used anthracycline in a similar 7+3 regimen with Annamycin would represent a familiar and well-practiced treatment modality. Beyond that, we believe it would have the added advantages that Annamycin has been shown in published research to be active against tumor cells resistant to doxorubicin and, importantly, has the potential to remove the concern for cardiotoxicity, a significant toxic side effect of currently used anthracyclines.

Annamycin as a Single Agent in STS Lung Metastases

Moleculin recently announced that Annamycin demonstrates consistently high antitumor activity in vivo in all tested animal models of different types of lung-localized cancers, including sarcoma. These promising findings correlate with surprisingly high uptake of Annamycin to the lungs in animal models. We found in our studies that the Annamycin uptake is over 30-fold higher than that of doxorubicin, the primary first-line chemotherapy for soft tissue sarcoma (STS). The limited pulmonary uptake of doxorubicin in animal models may help explain its lack of activity against STS lung metastases in humans. Additionally, our clinical data to date show no cardiotoxicity associated with the use of Annamycin, and the published research demonstrate Annamycin’s ability to avoid multidrug resistance mechanisms, both of which are often treatment-limiting effects of anthracyclines (which includes doxorubicin) in this setting. Taken together, these factors suggest that Annamycin could represent an important treatment to help address a significant unmet need in patients with STS lung metastases.

We announced in April 2019 that our ongoing sponsored research at MD Anderson demonstrated that Annamycin is able to significantly improve survival in an aggressive form of triple negative breast cancer metastasized to the lungs in animal models. We know that Annamycin was previously shown to be significantly more potent than doxorubicin in both Lewis lung carcinoma in vivo and small cell lung cancer in vitro models. In addition to seeing activity in animal models of triple negative breast cancer metastasized to the lungs, we are also seeing activity in colon cancer metastasized to the lungs. The particular animal models used in our testing are considered to represent a very aggressive forms of cancer. We believe our success in increasing the survival rate in mice with these tumor models in combination with the previously observed high uptake of Annamycin by the lungs is a promising indication that supports additional clinical research in lung and metastatic lung cancers.

Furthermore, a poster entitled, "Liposomal annamycin inhibition of lung localized breast cancer," was presented at the San Antonio Breast Cancer Symposium held in December 2019. The published poster (https://www.moleculin.com/san-antonio-bc-symposium-poster/) shows substantially increased survival in both triple negative breast cancer and colon cancer lung metastases animal models. It should also be noted that treatment with Annamycin resulted in long-term survival of a significant number of animals, even when cancer was reintroduced into the animals post initial treatment, suggesting the development of beneficial immune memory. A reduction in tumor growth was demonstrated and also a reversal of tumor activity resulting in an almost complete reduction of tumor burden.

On February 2, 2021, we announced that a preclinical study in animals has confirmed a significant therapeutic benefit of Annamycin against metastatic osteosarcoma. As of day 130 of the study, the survival rate for animals treated with Annamycin was 100%, compared with only 10% for untreated animals. Computerized tomography scans demonstrated that animals treated with Annamycin exhibited suppression of tumor growth and not a single death was observed in the treated animals, whereas observed tumor burden was believed to have contributed to the rapid death of 90% of untreated animals. We believe this data is a promising indication of the possibility of Annamycin’s impact on other cancers metastasized to the lungs. We caution that this is preclinical animal data and we can provide no assurance that we will see similar results in our planned clinical trials.

It is estimated that there are approximately 36,000 new cases of STS in the seven major markets (US, EU5 and Japan) each year. Our clinical advisors estimate that approximately half of all STS patients will eventually develop lung metastases from their primary tumor. Although first-line treatments such as surgical resection, chemotherapy and radiation may provide initial therapeutic benefit for approximately one third of those patients, there are no approved or emerging second-line therapies for the remaining patients who relapse or are refractory. Although the lungs tend to be a major site of relapse, we are aware of only 2 active clinical trials specifically targeting STS lung metastases, indicating that Annamycin currently faces limited competition in this area of development.

Along with the results in STS lung metastases, our animal models have shown activity in other lung metastases, including osteosarcoma, colorectal and triple negative breast cancer, as well as meaningful concentration levels of Annamycin in the liver, spleen and pancreas. Additionally, when tested in a highly aggressive AML mouse model, Annamycin significantly reduced tumor burden in the spleen, lungs and liver, leading to an increase in survival. Based on this promising preclinical data, we believe the ultimate market opportunity for Annamycin could be much larger than just STS lung metastases.

Clinical Trials for Annamycin

In 2021, we expect Annamycin will be studied for the treatment of AML and STS metastasized to the lungs in a total of three separate clinical trials, underway, or planned, including physician-sponsored trials. Additionally, we believe that data supports a fourth clinical trial to begin with Annamycin in combination with Ara-C for the treatment of AML also in 2021.

We filed our IND application for Annamycin for the treatment of AML, with the clinical strategy of increasing the MTD mentioned above, in February 2017, which was allowed in September 2017. The FDA limited dosages to patients to a lifetime maximum anthracycline exposure of 550 mg/m2 which in effect limited the maximum dose in our trial to 120 mg/m2. Patient treatment began in the US in March 2018.

In August 2017, we met with the European Medicines Agency (EMA) to discuss a CTA (Clinical Trial Authorization) in Europe for the study of Annamycin for the treatment of AML. In December 2017, the Ethics Committee in Poland approved our Phase 1/2 trial of Annamycin for the treatment of relapsed or refractory AML. A final approval was required by the Polish National Office which was received in June 2018. This enabled our Phase 1/2 clinical trial there to study Annamycin for the treatment of relapsed or refractory AML to begin. The EMA did not impose a lifetime maximum anthracycline exposure limit in this trial.

In February 2020, we announced that our open label, single arm US Phase 1 portion of a Phase 1/2 trial had concluded its second cohort and met its primary objective of demonstrating the safety of Annamycin in treating relapsed or refractory AML. We have received an independent expert cardiology assessment confirming the absence of cardiotoxicity in the first 19 patients treated with Annamycin in both our US and European Phase 1 clinical trials. Annamycin is currently in one Phase 1/2 clinical trial in Europe, and the Phase 1 portion of another Phase 1/2 AML trial in the US has been concluded, subject to final database lock and closure. The FDA requested that we demonstrate that Annamycin could be safely administered to patients up to the lifetime maximum allowable level of anthracycline (LTMAD) established by the FDA and the trial met this primary endpoint. The FDA established the LTMAD because of concerns about cardiotoxicity associated with currently approved anthracyclines when administered above the LTMAD. Of the first 19 patients in our trials, 11 have been treated above the LTMAD (one patient received more than double the LTMAD) and none have shown evidence of any cardiotoxicity. As a result of discussions with the FDA, we will focus on establishing a recommended Phase 2 dose (RP2D) in our trial in Europe, and, as requested by the FDA, we will generate additional safety and efficacy data.

The trial in Poland is in its fifth cohort, where patients are being treated at 240 mg/m2. Patient 2 in this cohort experienced a dose limiting toxicity (DLT), related to liver function, secondarily related to concomitant medication not being withheld. Although that DLT resolved, in accordance with the trial protocol, the cohort was expanded and has now enrolled a total of five patients. In March 2021, patient 4 in this cohort experienced a similar DLT and, accordingly, no additional patients will be enrolled at this dose level beyond the five patients enrolled to date. The DLT for Patient 4 is being monitored and, per protocol, other patients in this cohort are permitted to continue to receive the full dose of Annamycin, at the discretion of their physicians and with the patients being notified of the reported DLTs.

Moleculin is planning to amend the protocol for this trial to allow exploration of an intermediate dose level between the 210 mg/m2 dose in the fourth cohort and the current 240 mg/m2 dose level, in order to establish the maximum tolerated dosage (MTD) and Recommended Phase 2 dose (RP2D), which may be the same. While this will establish an MTD for Annamycin in AML and inform the starting dose in our planned trials in soft tissue sarcoma (STS) lung metastases, we do not believe it will limit the dose escalation in our STS trials. Because of the different indication and differences in dosing regimen, we expect to determine a separate MTD in the Phase 1 portion of the STS trials. Once the MTD in the single agent AML trial is established, we currently plan to begin the expansion Phase 2 portion of this trial with relapsed patients at the RP2D, in order to determine the potential efficacy of Annamycin as a second line, single agent treatment for relapsed AML. Following on our preclinical research, we also intend to begin the Phase 1 portion of an AML trial using Annamycin in combination with Ara-C, a drug commonly used as a single agent and in combination chemotherapy for AML.

A preliminary review of the data in the completed cohorts in both trials, which is subject to update, indicates that patients received an average of 3+ and a maximum of 9 prior regimens. Thus far in the completed cohorts of our US and European single agent AML trials, there are 13 relapsed patients who were enrolled after one or more relapses from the prior regimens. Of these, 38% had either a CRi, PR or Bridge to Transplant. We view this as encouraging, because recruitment in the expansion Phase 2 will be limited to patients with no more than a single relapse. This is in contrast to the Phase 1 portion of the trial, where, in order to accelerate recruitment, we included a majority of patients who were primarily refractory or who had two or more relapses from alternate therapy. We believe this is significant because patients who are either refractory or have had two or more relapses are considered to be less likely to respond to therapy and especially to a single agent therapy. As a result and considering that all patients in Phase 2 will be treated at the RP2D, we believe the overall response in the expansion Phase 2 may be better than the overall response in the Phase 1 portion of the trial, although we cannot be certain that actual results will reflect this.

Study Design for AML -

We have been studying Annamycin in both the US and Europe in Phase 1/2 open label, single arm clinical trials to assess the safety and efficacy of Annamycin for the treatment of adults with relapsed or refractory AML. The US and European trials have essentially the same study design, consisting of a Phase 1 intended to establish a "Recommended Phase 2 Dose" (RP2D), to which the studies may then proceed in the Phase 2 portion. The Phase 1 portion of the studies provide for escalating doses in cohorts of 3 patients each, with each successive cohort receiving the next higher dose level until "dose limiting toxicities" prevent further increases. Cohorts 1, 2, 3 and 4 in Europe received a dose of 120, 150, 180 and 210 mg/m2, respectively, and the results have permitted moving to Cohort 5 with dosing at 240 mg/m2. Refer to the discussion above for an update on this trial. Cohort 1 in the US started at 100 mg/m2, and the results supported moving to Cohort 2 at 120 mg/m2, which has now been fully recruited, treated, and evaluated. Our US Phase 1 trial met its primary endpoint, demonstrating the safety of Annamycin in treating AML when delivered to patients at or below the lifetime maximum anthracycline dose established by the FDA. The primary safety signal was the absence of cardiotoxicity, a serious and often treatment-limiting issue prevalent with currently approved anthracyclines. The European trial has benefited from a more aggressive dose escalation scheme than was allowed in the US trial and, as a result, has recruited much more rapidly and to much higher dose levels. Accordingly, we have closed the US trial and will rely on the European trial to establish the RP2D.

Once we establish an RP2D in the European trial, the intent is to advance to a Phase 2 arm planned to assess the safety and efficacy of Annamycin in 21 additional patients. We may amend the protocol of this study where appropriate to adapt to new information that may affect patient safety and care. The data reported is preliminary as collected by independent CRO site monitors per standard practice and is subject to subsequent quality assurance review.

We have been and intend to continue reporting top-line results by cohort in our clinical trials, with each announcement also including an update on any other related trials. Top-line results will include reporting of any drug-related adverse events (AEs) and assessment of cardiotoxicity, including ECHO (echocardiogram) or MUGA (MUGA stands for multiple-gated acquisition and is also known as radionuclide ventriculography (RVG, RNV) or radionuclide angiography (RNA); it is a type of nuclear imaging test intended to show how well the heart is pumping) scans measuring change in ejection fraction and measuring blood troponin level, which is considered a biomarker for potential long-term cardiovascular impairment. Top-line results will also include the number of partial responses (PRs), complete responses (CRs) and patients deemed capable of progressing to a potentially curative bone marrow transplant, which we term "bridge to transplant" (BTs), each of which is essentially a function of the magnitude of reduction in a patient's bone marrow blasts. For purposes of these clinical trials, a CR means that the patient's bone marrow blasts reduced to 5% or less (with CRi meaning a CR where there was incomplete recovery of white blood cell and/or platelet counts), a PR means the patient's bone marrow blasts reduced by 50% and resulted in a blast count of 25% or less, and a BT means patients are deemed capable of progressing to a potentially curative bone marrow transplant.

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

Additionally, there were no unexpected serious adverse events and no dose limiting toxicities (DLTs) at any dose tested until the 240 mg/m2 cohort in Poland. The DLTs in that cohort are discussed above. To date, an independent expert assessment of the absence of cardiotoxicity in the first 19 patients treated with Annamycin in both our US and European Phase 1 clinical trials in which an independent expert concluded that he "does not see evidence of cardiotoxicity.”

Compared to previous studies of other anthracyclines, we believe this is an important event. For example, a recent review published in Cardiovascular Drugs and Therapy (https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5346598/) reported that 65% of patients who received the equivalent of 550 mg/m2 of doxorubicin (a current standard of care anthracycline) exhibited sub-clinical cardiotoxicity, defined as a reduction in left ventricular ejection fraction >10% points to a value <50%. In the 5 patients mentioned above who were treated in our European trial above 550 mg/m2, no evidence of cardiotoxicity was detected. The same published review also suggested that a better long-term indicator of cardiotoxicity may be the measurement of an increase in a biomarker called troponin. When measured as an early biomarker of cancer therapy-related cardiotoxicity, troponin rise occurs consistently in 21% - 40% of patients after treatment with current standard of care anthracycline chemotherapy and, per the published review, such an increase in troponin is associated with an increased risk of heart disease later in life. Overall, some form of cardiotoxicity, short-term or long-term, occurs in 65% of such patients. Of the 19 patients treated thus far in both of our Annamycin clinical trials and where safety has been assessed, none has shown an increase in troponin levels, again supporting the absence of cardiotoxicity. As previously noted, although these data are, in our view, promising, there remains significant additional clinical investigation to be done, and there can be no guarantee of the future results.

Preliminary Evidence of Potential Effectiveness in AML -

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

Between the US and European studies, 15 AML patients have been evaluated after receiving Annamycin at or above 120 mg/m2 in closed cohorts (below 240 mg/m2). When they entered the study, 10 of the 15 patients were considered relapsed and 5 were considered refractory. Although reduction in bone and/or circulating blasts has been seen in most relapsed and refractory AML patients, each of the 5 patients where efficacy endpoints were met was a relapsed patient. In the 15 patients mentioned, efficacy signals have been demonstrated to date in 50% of the relapsed and 33% of the refractory patients. The efficacy-related data for those patients (which includes the 2 US patients mentioned above) is as follows:

•	One patient had a CRi, which the protocol defined as a complete response with incomplete recovery of white blood cells and/or platelets;
•	Two patients had PRs (partial responses, meaning that bone marrow blasts were reduced 50% and to below 25%);
•	One patient had a substantial remission (from diffuse to a few lesions) of their somewhat rare leukemic symptom known as leukemia cutis; and
•	One patient was bridged to bone marrow transplant (BT) based on a sufficient reduction in bone marrow blasts.

We refer to Annamycin as a "next generation anthracycline," because it is designed, and thus far has shown clinically, to provide enhanced therapeutic benefits when compared with traditional anthracyclines (like doxorubicin) while reducing the potential for cardiotoxicity, or damage to the heart. This design intent has previously been validated with preclinical toxicology studies in animal models (as required by FDA) demonstrating Annamycin has little to no cardiotoxicity, unlike what is seen with doxorubicin. Of the 19 patients treated and fully evaluated thus far in both trials, including those treated below 120 mg/m2, none has shown any evidence of cardiotoxicity. This includes 10 patients in Europe who were treated at levels above the US maximum allowable lifetime cumulative anthracycline dose level (550 mg/m2), a limitation not imposed on our trial in Europe. If this continues to be confirmed in further studies, this lack of toxicity could be an important differentiator between Annamycin and the currently approved anthracyclines, for which cardiotoxicity is a well-known treatment limitation.

Plans for a Phase 2 Trial for AML -

Upon conclusion of our European AML clinical trial, we intend to discuss with the FDA and EMA our plans to conduct a single arm Phase 2 trial that would serve as the basis for accelerated approval of Annamycin to treat AML. This will follow the establishment of a RP2D in our ongoing Phase 1/2 dose escalation trial in Europe. The FDA has already granted Annamycin Fast Track status and ODD for AML. The benefits of Fast Track include FDA actions to expedite development and review, including "rolling review," where the agency reviews portions of a marketing application before the complete application is submitted.

Most recently, the US Phase 1 study met its primary objective of demonstrating the safety of Annamycin at a dose that was cumulatively at or below the lifetime maximum anthracycline dose established by the FDA. Those results are consistent with results achieved with the parallel Phase 1/2 study being conducted in Europe, which has demonstrated the safety of escalating doses of Annamycin in AML patients, including doses that significantly exceed the maximum lifetime dose of anthracyclines imposed in the US. In both trials, the primary endpoints are aimed at demonstrating the product's safety, primarily the lack of cardiovascular risk, as measured by echocardiograms and cardiac health biomarkers, principally blood troponin levels, among other things. Based on these results, we will continue to focus our efforts on the European trial to establish an RP2D. Once that is complete, we intend to enter discussions with the FDA and EMA about conducting a single arm Phase 2 study that would be the pivotal trial supporting US and European approval of Annamycin for relapsed or refractory AML, and, if approved, with an additional confirmatory post-approval Phase 3 study also possibly being required. We can provide no assurance that the FDA or their EU or other equivalent will permit such reliance and we may be required to conduct additional trials.

Plans for a Phase 1/2 Trial of AnnAraC in AML

Based on the preclinical data discussed above, we are preparing to start a new clinical trial for the treatment of relapsed or refractory AML with the combination of Annamycin with Ara-C, a combination we are calling “AnnAraC.” We expect this clinical trial to begin sometime in the second half of 2021.

We intend for our planned study of AnnAraC in AML to have a similar trial design to the current Phase 1/2 study of Annamycin as a single agent in AML. We believe safety data from our current single agent trial will enable us to begin the combination trial at a higher starting dose of Annamycin in the Phase 1 portion but that will be an issue for the applicable regulatory agency when we approach them on an IND or CTA. We believe that the initial site for a combination trial will most likely be in Europe.

Plans for a Phase 1b/2 Trial of Annamycin in STS Lung Metastases

We have been moving quickly to begin a clinical trial in the US to study Annamycin for STS lung metastases, and in light of the importance of producing human clinical data to facilitate outlicensing opportunities, we included this upcoming trial as part of our internally funded clinical development program. In December 2020, we announced that the FDA allowed our IND application to study Annamycin for the treatment of STS lung metastases to go into effect. This allows us to begin a Phase 1b/2 clinical trial in the US for patients with soft tissue sarcoma that has metastasized to the lungs after first-line therapy for their disease.

We are also collaborating with WPD and physicians in Poland who have shown a high level of interest in testing Annamycin in STS lung metastases and are currently pursuing a physician-sponsored clinical trial in Europe. WPD recently announced their facilitation of a grant equivalent to $1.5 million USD to the Maria Sklodowska-Curie National Research Institute to fund a Phase 1b/2 clinical trial of Annamycin for the treatment of STS lung metastases. The grant-funded clinical trial will be led by Prof. Piotr Rutkowski, MD, PhD, Head of Department of Soft Tissue/Bone Sarcoma and Melanoma at the Maria Sklodowska-Curie National Research Institute of Oncology in Warsaw, Poland, and it will be operated independently of our study in the US.

It is our goal to have to have our US clinical trial begin by mid-2021, with the possibility of the European-funded clinical trial to begin later in 2021.

The WP1066 Portfolio

We have a license agreement with MD Anderson pursuant to which we have been granted a royalty-bearing, worldwide, exclusive license for the patent and technology rights related to our WP1066 Portfolio and its close analogs, molecules targeting the modulation of key oncogenic transcription factors. In 2019, the FDA granted ODD for WP1066 for the treatment of glioblastoma, which means the agency believes we have established a medically plausible basis for using the drug to treat glioblastoma.

Our WP1066 Portfolio (including lead drug candidates WP1066 and WP1220) we believe, represents a novel class of agents capable of hitting multiple targets, including the activated form of a key oncogenic transcription factor, STAT3. A substantial body of published research has identified STAT3 as a master regulator of a wide range of tumors and has linked the activated form, p-STAT3, with the survival and progression of these tumors. For this reason, it is believed that targeted inhibition of p-STAT3 may be an effective way to reduce or eliminate the progression of these diseases. During 2020, we have been working on developing an appropriate IV formulation for the portfolio of WP1066. As a result of these studies, we believe that the lead molecule WP1066 may be our best candidate for intravenous administration and studies of an IV formulation candidate are currently underway. Additionally, we determined that the stability of WP1732, another molecule in the WP1066 Portfolio was less than satisfactory and, as such, in March 2021 we terminated our license for WP1732 with MDA.

The high level of anticancer activity demonstrated in multiple tumors in animal models by WP1066 is potentially related to its ability to also inhibit such important key oncogenic transcription factors such as c-Myc and HIF-1α. In addition to direct anticancer effects not related to the function of the immune system, our lead drug candidate WP1066 has also been shown to boost immune response in animals, in part by inhibiting activity of Regulatory T cells (TRegs), which are coopted by tumors to evade the immune system. We believe the dual effect of (1) directly inhibiting tumor growth and inducing tumor cell death and (2) separately boosting and directing the natural immune response to tumors is therapeutically promising. If additional preclinical and clinical data validate these two avenues of apparent activity, this class of drugs may be well-suited to treat a wide range of tumors, both as single agents and as critical elements of successful combination therapies targeting even some of the most difficult-to-treat cancers.

The recent oncology drug landscape has been dominated by immunotherapy, specifically including checkpoint inhibitors. In the last 5 years, checkpoint inhibitors (such as Opdivo and Keytruda) have reached over $10 billion in annual revenues. To summarize checkpoint blockade therapy, the T-Cells within an individual’s own immune systems should be capable of identifying tumor cells and destroying them before they destroy the individual. Unfortunately, tumors develop the ability to prevent this natural immune response by regulating the expression of certain receptors referred to as “immune checkpoints” that then bind to T-Cells and prevent them from attacking the tumor. Immune checkpoint inhibitors are antibodies that block these receptor mechanisms and allow the T-Cells to act normally and attack the tumor.

In certain types of tumors, like melanoma, checkpoint inhibitors work well, and the results can be impressive, creating durable suppression of tumors where no other therapy had succeeded. However, despite the outstanding results in select patients, checkpoint inhibitors benefit only a limited number of patients in certain cancers, and they are essentially not effective in what are called “non-responsive” tumors like glioblastoma and pancreatic cancer, among others. As a result, companies are now focusing heavily on combination therapies, combining immune checkpoint inhibitors with chemotherapy, as well as other agents. We believe there is a need for new chemotherapeutic agents that, by their specific mechanism of action, would produce potent combination effects with immune checkpoint inhibitors, and that additionally can boost immune system response on their own. In this regard, there is early preclinical evidence that WP1066, as a single agent, may have the ability to reverse immune tolerance in brain tumor patients (Cancer Res, 67(20), 9630, 2007), and preliminary data in animal models that suggests WP1066 may have a potential for combination use with checkpoint inhibitors. We intend to pursue additional study to build on this preclinical evidence and preliminary animal model data.

Recently published research papers have presented several findings that may point to new opportunities for our WP1066 class of drugs. One such article suggested that our STAT3 inhibitor WP1066 abrogated PD-L1/2 expression in cancer cells and may be a useful agent in addition to checkpoint inhibitor immunotherapy in cancer patients (J Clin Exp Hematop, 57(1), 21-25, 2017). Other published results show that CTLA4-induced immune suppression occurs primarily via an intrinsic STAT3 pathway, suggesting that, through its inhibition of activated STAT3, WP1066 might work well in combination with this checkpoint inhibitor (Cancer Res, 77(18), 5118–28, 2017).

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

Recently, our own sponsored research and published findings from independent researchers point to the possibility that administration of WP1066 could lead to improved treatment results in many patients receiving checkpoint inhibitor therapy. Additionally, in April 2019 we announced that preclinical data supporting activity of our STAT3-inhibiting Immune/Transcription Modulators was presented by Dr. Waldemar Priebe, our co-founder and chair of our Scientific Advisory Board, at the 2019 Annual Meeting of the American Association for Cancer Research (AACR) in Atlanta, GA. The abstract (AACR Abstract: https://www.moleculin.com/inhibition-of-stat3-in-pancreatic-ductal-adenocarcinoma-and-immunotherapeutic-implications/ ) and presentation included data resulting from preclinical evaluation in pancreatic cancer models of the STAT3 inhibitor WP1066. In vitro efficacy of this inhibitor was assessed using proliferation and apoptosis induction assays in a panel of patient-derived and commercially available Pancreatic Ductal Adenocarcinoma (PDAC) cell lines. WP1066 was shown to be potent and to induce apoptosis and inhibit p-STAT3 and its nuclear localization in all tested PDAC cell lines. Observed IC50 values ranged from 0.5 to 2 μM. Importantly, WP1066 shows in-vivo efficacy in preliminary experiments when tested alone or in combination with T cell immune checkpoint inhibitors.

Clinical Activity WP1066 -

Two trials are underway with WP1066. The first trial is a physician-sponsored Phase 1 trial of WP1066 in patients with recurrent malignant glioma and brain metastasis from melanoma which the FDA allowed to proceed in December 2017. In July 2018, this trial opened for recruitment in the US. This dose-escalation Phase 1 brain tumor clinical trial via a physician-sponsored IND with MD Anderson Cancer Center has generated pharmacokinetic data for oral dosed WP1066. That data demonstrated sufficient bioavailability of our drug via oral administration to show the presence of WP1066 in blood plasma on a dose-dependent basis. Investigators at MD Anderson have begun the fourth and final cohort in the dose escalation phase.

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

In the first quarter of 2021, we were notified that the physician sponsoring this trial is leaving MDA. Although we cannot be assured that this trial will continue at MDA after her departure, several additional institutions have expressed an interest in sponsoring similar research on WP1066 in brain tumors, so to help ensure the potential continuation of this important research, regardless of the sponsoring institution, we have requested the IND for this trial to be transferred into our name with the FDA, although there is no assurance that we will be successful in completing such transfer. While we are making arrangements to continue this research in additional physician-sponsored trials, we expect that continued research on WP1066 in adult GBM will be delayed.

At the 2009 annual meeting of the Society for Neuro Oncology (SNO), Emory University researchers reported encouraging activity in animals with their in vitro pediatric brain tumor models using WP1066. Based on this data, they filed and received clearance to proceed with an IND for a trial to treat children with recurrent or refractory malignant brain tumors with WP1066. This trial is being conducted at the Aflac Cancer & Blood Disorders Center at Children's Healthcare of Atlanta. This trial has now successfully completed treatment of three patients in the first cohort and two patients in the second cohort, with the third and last patient in the second cohort having begun treatment at the dose level of 6mg/kg. In that trial, one of the patients with DIPG showed an apparent response to the treatment with both clinical improvement and radiologic reduction of tumor size. We caution that this is preliminary data and no conclusions should be drawn from this single event.

In July 2020 we announced that a peer-reviewed article published in Clinical Cancer Research (Clin Cancer Res June 30 2020 DOI:10.1158/1078-0432.CCR-19-4092) reported findings that WP1066, used in combination with traditional whole brain radiation therapy (WBRT) resulted in long-term survivors and enhanced median survival time relative to monotherapy in mice with implanted human brain tumors. The paper can be accessed at: https://clincancerres.aacrjournals.org/content/early/2020/06/30/1078-0432.CCR-19-4092.full-text.pdf

The study was performed by lead author Martina Ott, Ph.D., Instructor of Neurosurgery, senior author Amy Heimberger, M.D., professor of Neurosurgery, and a team of researchers at The University of Texas MD Anderson Cancer Center. Dr. Heimberger was also the Principal Investigator of the current physician-sponsored clinical trial of WP1066 for brain tumors. In the current study, C57BL/6 mice underwent intracerebral implantation of GL261 glioma cells, WBRT, and treatment with WP1066, a blood-brain barrier penetrant inhibitor of the STAT3 pathway, or the two in combination. The role of the immune system was evaluated using tumor rechallenge strategies, immune incompetent backgrounds, immunofluorescence, immune phenotyping of tumor-infiltrating immune cells (via flow cytometry), and nanostring gene expression analysis of 770 immune-related genes from immune cells, including those directly isolated from the tumor microenvironment.

The combination of WP1066 and WBRT resulted in long-term survivors and enhanced median survival time relative to monotherapy in the GL261 glioma model (combination vs. control p<0.0001). Immunological memory appeared to be induced, because mice were protected during subsequent tumor rechallenge. The therapeutic effect of the combination was completely lost in immune incompetent animals. Nanostring analysis and immunofluorescence revealed immunological reprogramming in the brain tumor microenvironment specifically affecting dendritic-cell antigen presentation and T cell effector functions. The study indicates that the combination of STAT3 inhibition and WBRT enhances the therapeutic effect against gliomas in the CNS by inducing dendritic-cell and T cell interactions in the brain tumor, which seems to be a requirement for a fully functional immune response

This study is consistent with preliminary data we announced last year. Importantly, the study indicated the potential that the combination of STAT3 inhibition with whole brain radiotherapy had the capacity to enhance the therapeutic effect against established tumors as well as developing immune memory that appears to prevent recurrence.

With this preclinical data, we believe that another physician-sponsored Phase 1 trial should be considered for the treatment of GBM with WP1066 in combination with radiation, although no assurances can be given that such trial will begin.

WP1220

An analog of WP1066, referred to as WP1220, was previously the subject of an IND (WP1220 was referred to as “MOL4239” for purposes of this IND) related to use of the molecule in the topical treatment of psoriasis. Clinical trials were commenced on WP1220 in the US but were terminated early due to limited efficacy in the topical treatment of psoriatic plaques. Notwithstanding its limitations in treating psoriasis, our pre-clinical research in multiple cutaneous T-cell lymphoma (CTCL) cell lines has suggested that WP1220 may be effective in inhibiting CTCL. Based on this data, we are collaborating with two Polish drug development companies. One is Dermin, which has previously received Polish government grant money to develop WP1220 in Poland for the topical treatment of early stage CTCL patients, and the other is WPD Pharmaceuticals, which is applying for Polish government grant money. CTCL is a potentially deadly form of skin cancer for which there are limited treatment options.

Clinical Activity WP1220 –

In August 2019, we completed full enrollment in a proof-of-concept clinical trial in Poland to study WP1220 for the treatment of CTCL. Polish authorities approved our CTA for this use in January 2019, and the trial began enrolling patients in March 2019. In February 2020, we announced the final data from our CTCL clinical trial of WP1220, which was published and presented by Dr. M. Sokolowska-Wojdylo in conjunction with the 4th Annual World Congress of Cutaneous Lymphomas in Barcelona, Spain on February 13, 2020. The final results supported the safety of topical WP1220 and demonstrated an improvement in the Composite Assessment of Index Lesion Severity (CAILS) score.

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

Of 5 subjects enrolled, 11 lesions were assessed according to the CAILS scoring system. The only related adverse event (AE) was mild contact dermatitis in one subject that the Investigator deemed was not related to the drug. 4 of the 5 subjects improved in CAILS scores on index lesions, with one exhibiting stable disease, with a median reduction of 56% (range 25-94%). Improvement was noted within 7 days of treatment initiation and maintained 1 month after discontinuation. Of the 11 lesions, 45% exhibited a CR or a 50% or more reduction in CAILS and 55% exhibited stable disease with 100% showing a clinical benefit. Independent dermatologic review based on photographic documentation was conducted and corroborated these findings.

Although this was a small proof-of-concept clinical trial, WP1220, topically applied, had no safety issues and appeared to be effective in MF. We believe this is the first demonstration in humans suggesting that inhibition of p-STAT3 with topical therapy has efficacy in CTCL. As a result of this, we are actively seeking third-party collaborations to begin a Phase 2a/2b trial with approximately 60 patients. If a suitable collaborator is not identified, we will consider internally funding a Phase 2a clinical trial to gather further human efficacy data.

IV Formulation for the WP1066 Portfolio

The topical application WP1220 does not appear to result in systemic exposure to the drug, which is desirable in case of a topical drug targeting a dermatologic condition, however, WP1066 is currently administered orally with the intent of systemic uptake. Although preliminary data from physician-sponsored brain tumor trials indicates that the oral administration of WP1066 does result in detectable levels of WP1066 in plasma, we believe our opportunity for successful development of a p-STAT3 inhibitor would be expanded if we were able to develop a compound capable of intravenous (IV) administration. In 2020, we began developing IV formulation methods for WP1066 that might address its lack of solubility. As a backup, however, we also invested in research to identify molecular analogs that may be more soluble and, therefore, easier to develop for IV administration. In February 2018, we announced that, pursuant to our continued collaboration with MD Anderson we had developed and licensed WP1732, a new molecule in the WP1066 portfolio, that was soluble in water. After continuing research on WP1732, we have more recently identified challenges with the stability of the compound that could limit its development as a drug. In light of these challenges, we terminated the license with MD Anderson related to WP1732. Although we intend to continue our work toward a viable IV formulation of WP1066, there can be no assurance that this effort will be successful.

The WP1122 Portfolio

We have a license agreement with MD Anderson pursuant to which we have been granted a royalty-bearing, worldwide, exclusive license for the patent and technology rights related to our WP1122 Portfolio and similar molecules focused on inhibitors of glycolysis and glycosylation. These new compounds are designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells. A key drawback to 2-DG is its lack of drug-like properties, including a short circulation time and poor tissue/organ distribution characteristics. Our lead Metabolism/Glycosylation Inhibitor, WP1122, is a prodrug of 2-DG that appears to improve the drug-like properties of 2-DG by increasing its circulation time and improving tissue/organ distribution. New research also points to the potential for 2-DG to be capable of enhancing the usefulness of checkpoint inhibitors. Considering that we believe 2-DG lacks sufficient drug-like properties to be practical in a clinical setting, we believe WP1122 has the opportunity to become an important drug to potentiate existing therapies.

We believe this technology has the potential to target a wide variety of solid tumors, which eventually become resistant to all treatments, and thereby provide a large and important opportunity for novel drugs. Notwithstanding this potential, we are currently focused on the use of WP1122 and related analogs for the treatment of central nervous system malignancies and especially glioblastoma multiforme. Although less prevalent than some larger categories of solid tumors, cancers of the central nervous system are particularly aggressive and resistant to treatment. The prognosis for such patients can be particularly grim and the treatment options available to their physicians are among the most limited of any cancer. The American Cancer Society has estimated 24,530 new cases of brain and other nervous system cancers will occur in the United States in 2021, resulting in 18,600 deaths. Despite the severity and poor prognosis of these tumors, there are few FDA-approved drugs on the market.

Additionally, based on independent preclinical data, we believe that this technology has the potential to impact hard to treat viruses that also rely heavily on glycolysis and glycosylation. Due to the COVID-19 pandemic, we initiated development of the WP1122 portfolio with a combined effort of internally and externally funded preclinical work on WP1122 for the treatment of COVID-19. We recently announced collaborations with third parties to assist us in developing potential treatments for certain viral diseases, including, potentially, COVID-19. During 2020, we announced that in vitro testing corroborated the antiviral potential of WP1122, including for the SARS-CoV-2 virus responsible for COVID-19. Subsequently, we had written discussions with the FDA regarding the clinical development of WP1122 for the treatment of COVID-19. Based on guidance from the FDA, we believe that we need to demonstrate efficacy in a COVID-19 animal model in order to proceed with an IND for COVID-19 clinical trials in the US. Therefore, the timing of any such clinical trial activity in the US is subject to the limited access we have to validated in vivo efficacy testing. For this reason, we are also evaluating opportunities to pursue COVID-19 clinical development outside the US. The IND-enabling preclinical work already completed for WP1122 is mostly similar to the preclinical work we originally planned as part of developing WP1122 for cancer indications.

The timing of an IND in the US or an equivalent in certain other countries is mainly dependent on gaining access to validated in vivo testing that is currently in very high demand and therefore limited availability. There are very few validated in vivo testing models for COVID-19 and the wait time for such testing is extremely long. We are focusing our efforts on jurisdictions that may not require testing in a COVID-19 animal model prior to initiating clinical trials. As an example, the CDSCO (the Indian equivalent of the FDA) recently approved human clinical trials for 2-DG (the active moiety of WP1122) in COVID-19 patients. Furthermore, according to information published by the CDSCO, the resulting Phase 2 trial in 40 COVID-19 patients demonstrated efficacy of 2-DG. Given that WP1122 is prodrug of 2-DG designed to improve its circulation time and tissue/organ uptake, we consider this human data regarding 2-DG to be potentially more relevant to the potential for WP1122 to be useful in treating COVID-19 than any available animal testing model.

Accordingly, we believe the preclinical work under way for WP1122 will support an IND application or its foreign equivalent for either cancer-related or virus-related clinical trials (or both) in the first half of 2021. Regardless, there can be no assurance that we will be able to move forward in a timely manner with research on using WP1122 to treat COVID-19, or that WP1122 will be effective in COVID-19 patients.

Additionally, we will rely on external collaborations for testing other molecules in the WP1122 portfolio against other hard to treat viruses such as HIV, Dengue fever, and Zika.

Overview of The Market for Our Oncology Drugs

Cancer is the second leading cause of death in the United States behind heart disease. In 2019, an estimated 16.9 million people in the United States were living with a past or current diagnosis of cancer, and, the American Cancer Society further estimates that in 2021, nearly 1.9 million new cases will be diagnosed and over 600,000 Americans will die from cancer. Importantly, these estimates are based on reported cancer incidence and mortality through 2017 and 2018, respectively, and do not account for the unknown impact of COVID-19 on cancer diagnoses and deaths.

The Orphan Drug Act and other legislative initiatives, such as “Rare Pediatric Disease” designation, provide incentives, including market exclusivity and accelerated approval pathways, for companies that pursue the development of treatments for rare diseases and serious diseases for which there are few or no acceptable available treatment alternatives. Over the last 10 years, an increasing number of companies have begun using these designations to obtain new drug approvals for drugs where patent coverage has expired and/or where accelerated approval appears possible. An IMS Health report estimated that, in 2013, the sale of drugs with full or partial Orphan Drug exclusivity represented approximately $29 billion in revenue. We have obtained and continue to consider obtaining Orphan Drug exclusivity and have pursued and continue to consider pursuing accelerated approval to be important parts of our development strategy for our drug candidates. Notwithstanding these potential opportunities, we can provide no assurance that our drugs will receive Orphan Drug designation (other than Annamycin and WP1066, both of which have received such designation) or, if approved, exclusivity or any other special designation that could, among other things, provide for accelerated approval.

Market for Annamycin

Digestive, reproductive, breast and respiratory cancers comprise most of expected cancer diagnoses in 2021, while cancers like leukemia and brain tumors are considered “rare diseases.” Leukemia in particular, can be divided into acute, chronic and other, with acute lymphoblastic leukemia (ALL) and acute myeloid leukemia (AML) comprising 25,930 of the estimated 61,090 new cases expected in the United States in 2021. The National Cancer Institute estimates that cancer-related direct medical costs in the US were $183 billion in 2015 and are projected to increase to $246 billion by 2030, a 34% increase based only on population growth and aging. However, the projection is likely an underestimate because of the growing cost of prescription medicines, with the list price for many now more than $100,000 annually.

Our lead drug candidate, Annamycin, is in a class of drugs referred to as anthracyclines, which are chemotherapy drugs designed to destroy the DNA of targeted cancer cells. The approved anthracyclines most commonly used are daunorubicin and doxorubicin and, prior to the expansion of their generic equivalents, annual revenues generated from anthracyclines have been estimated in the range of $770 million. Acute leukemia is one of a number of cancers that are treated with anthracyclines. One industry report estimates that annual drug revenues generated from the demand for AML-related therapies in the United States, United Kingdom, France, Germany, Italy and Spain were in the range of $153 million in 2016, and it is estimated that this number is increasing with the increase in approved AML treatments – estimated to rise to $1.6 billion by 2025. Of this worldwide amount, The US market is estimated to comprise the largest share.

Leukemia is a cancer of the white blood cells and acute forms of leukemia can manifest quickly and leave patients with limited treatment options. AML is the most common type of acute leukemia in adults. It occurs when a clone of leukemic progenitor white blood cells proliferates in the bone marrow, suppressing the production of normal blood cells. Currently, the only viable option for acute leukemia patients is a bone marrow transplant, also known as a hematopoietic stem cell transplant, which is successful in a significant number of patients. However, in order to qualify for a bone marrow transplant, the patient’s leukemia cells must be decreased to a sufficiently low level. This usually begins with a therapy referred to as “7+3,” which consists of combining seven injections of Cytarbine with 3 infusions of an anthracycline to induce remission (a complete response, or “CR”). This therapy had not improved since it was first used in the 1970s and we estimate that this induction therapy had a success rate of about 20% to 25%. A revision to this therapy was approved in the form of a drug called Vyxeos, which involves combining Cytarabine and an anthracycline (daunorubicin) into a single liposomal injection given 3 times. This improvement appears to have increased the level of CRs to 34% and the overall survival by 3.5 months. Unfortunately, the current clinically approved anthracyclines (including Vyxeos) are cardiotoxic (i.e., can damage the heart), which can limit the dosage amount that may be administered to patients. Additionally, the tumor cells often present de novo or develop resistance to the first line anthracycline, through what is called “multidrug resistance,” enabling the tumor cells to purge themselves of the available anthracyclines. Consequently, in the majority of these patients there remains no effective therapy for inducing remission sufficient to enable a potentially curative bone marrow transplant and unfortunately most patients will succumb quickly to their leukemia. If a patient’s leukemia reappears before they can be prepared for a bone marrow transplant, they are considered to have “relapsed.” If a patient fails to achieve a sufficient response from the induction therapy to qualify for a bone marrow transplant, they are considered to be “refractory” (resistant to therapy). Together, this group of relapsed and refractory AML patients constitutes our primary focus for treatment with Annamycin and our intent is to pursue FDA approval for Annamycin as a second-line induction therapy for adult relapsed or refractory AML patients.

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

Soft tissue sarcoma is a broad term for cancers that start in soft tissues (muscle, tendons, fat, lymph and blood vessels, and nerves). These cancers can develop anywhere in the body but are found mostly in the arms, legs, chest, and abdomen. A research paper by a recognized source of information in the industry provided market estimates to us in late 2020 and the following estimates are based on that paper.

The lungs are the most frequent site of metastasis from soft-tissue sarcomas. From several studies, it has been estimated that around 50-60% of the STS cases develop lung metastases. Effective systemic therapies for metastatic STS are currently limited; when possible, surgical removal of the lung metastases (known as pulmonary metastasectomy, PM) is the preferred treatment. Metastasectomy and/or chemotherapy are the most common treatments offered to patients with metastatic sarcoma. Pulmonary metastasectomy, either video-assisted or through a formal thoracotomy, has been shown to increase overall survival in select populations of both osseous and soft tissue sarcoma patients. The market is expected to grow as a result of factors like an increase in the patient pool.

The market size of STS with lung metastases in the seven major markets is expected to rise from $177 million in 2017 to reach $198 million by 2030. The total incident population of STS with lung metastases in the seven major markets is anticipated to rise from 7,871 in 2017 to 8,698 by 2030. According to the estimates, the highest market size of STS with lung metastases was estimated in the United States, followed by Germany. The market of STS with lung metastases is categorized into first-line and second-line+ therapies. The therapies in the first line of treatment involve surgery, off-label treatment, and stereotactic radiation therapy (SBRT). It has been estimated that around 60-65% of patients taking the first-line treatment due to relapse of the disease progress on to second-line treatment. Since there are no approved or emerging therapies for treatment of relapsed/refractory patients, first-line therapies are often used again in second-line management. Given this backdrop, we believe the best initial pathway for Annamycin is to pursue the second-line treatment of STS lung metastasis.

Market for Our WP1066 Portfolio

Our two other active development projects, WP1066 and WP1122, have potential applications (among others) in the treatment of brain tumors, another rare disease for which there are few available treatments. The leading brain tumor drug is temozolomide, a drug introduced under the brand name Temodar. In 2012, one industry source reported annual revenues of approximately $882 million for Temodar before the expiration of its patent protection, at which point generic versions of the drug began to enter the market and reduce prices.

WP1066 is our most published asset (over 50 peer reviewed articles), and we believe it is one of very few drug candidates in the market focused on the inhibition of p-STAT3, and that its mechanism of action is unique. Clinical research on WP1066 is currently focused on the treatment of adult GBM and childhood brain tumors, including DIPG. An industry recognized data source in late 2020 estimated that the incidence rate of primary malignant brain and central nervous system tumors in the U.S. is 7.4 cases per 100,000 person-years. This translates to an incidence of approximately 20,000 cases of malignant brain cancer per year. It is estimated that more than 81,000 people were living with a diagnosis of primary malignant brain and central nervous system tumor in the United States in 2000. In Europe in 2002, 33,000 people were diagnosed with primary brain/CNS cancers, and of which 85-90% are brain tumors. Incidence in Asians is significantly lower and based on the results of several large epidemiological studies, we estimate a Japanese incidence of close to 3,000 a year. Gliomas (mainly glioblastoma and astrocytomas) account for 78% of malignant tumors.

Diffuse Intrinsic Pontine Glioma (DIPG) - also called: Pontine Glioma or Brainstem Glioma – is a type of pediatric (6-9 years old) tumor that starts in the brain stem. These tumors are called gliomas because they grow from glial cells, a type of supportive cell in the brain. DIPG falls into the Glioma staging system, so they can be classified according to the four stages below based on how the cells look under the microscope. The grades are from the least severe to the most severe: Low Grade: Grade I or II means that the tumor cells are the closest to normal; and High Grade: Grade III or IV means that these are the most aggressive tumors. The main issue with DIPG is that most of these tumors are not classified by grade because biopsy or removal of the tumor is not safe because of the location of the tumor, so they are diagnosed by their appearance on MRI. Symptoms usually develop rapidly in the majority of patients because of the fast growth of these tumors. The most common symptoms are issues related to balance and walking; eyes, chewing and swallowing, nausea and vomiting, headaches and facial weakness or drooping (usually one side). 10-20% of all pediatric gliomas are DIPG. DIPG impacts an estimated 200 to 400 children per year in the US alone. After diagnosis, median survival is usually nine months. Only 10% live for more than two years. When compared to pediatric glioblastoma, the prognosis for DIPG is the worst with less overall survival. There are no effective treatments for DIPG.

We believe there is a significant unmet need for an effective treatment for DIPG. While chemotherapy trials of over 200 drugs have not shown any impact on the disease, a DIPG patient in the first cohort of the Emory University study of WP1066 responded to treatment with both a radiologic reduction in tumor size and a clinical improvement in symptoms. While this is only an “n” of one, we believe the response this is important and encouraging, especially since we believe this was a subtherapeutic dose level. In December 2020, we announced that the FDA had approved our request for a "Rare Pediatric Disease" designation for our drug candidate WP1066. The designation may entitle us to receive a transferrable Priority Review Voucher (PRV) upon approval of an NDA for one of three indications, including DIPG, medulloblastoma and atypical teratoid rhabdoid tumor. We believe that the early activity we are seeing in WP1066 is both surprising and encouraging. The approval of these three Rare Pediatric Disease designations is a reminder of just how important our efforts are to potentially help children with brain tumors. These vouchers are issued upon drug approval of the rare disease indication from the FDA and once issued, can be transferred to other drug developers. PRVs have historically had significant value and have recently been sold for up to $100 million or more.

Additionally, WP1220 which is in the WP1066 Portfolio, has shown activity in a clinical trial for the treatment of CTCL. CTCL is a neoplastic transformation of T-lymphocytes and most often occurs between the ages of 40 and 60. Unlike other forms of non- Hodgkin lymphoma, CTCL is initially manifested as skin lesions (mycosis fungoides "MF"), but later stages involve lymph nodes, circulating tumor cells in the blood, as well as viscera. We use an industry respected database Informa Pharma Intelligence to form the following estimates. MF is considered a low-grade cutaneous lymphoma accounting for more than half of primary CTCLs. Early-stage MF (Stages I and II; ~70% of patients) is generally treated with skin-directed treatments (topical therapy) using systemic drugs that do not have significant side effects as secondary treatments. Advanced-stage MF requires more aggressive (systemic) therapies due to more extensive involvement of tissues and organs. Treatment is based mainly on a recently published European Organization for Research and Treatment of Cancer (EORTC) guideline. A consensus guideline for clinical endpoints and response criteria to be incorporated into clinical trials was published. However due to the rarity of this disease, it has been difficult to perform randomized studies. There is currently no cure for this disease

The incidence of CTCL is approximately 16,000 worldwide in 2020 (US + EU 48%) and estimated to be growing to 18,000 by 2026. Asia has the highest incidence (38%). Prevalence is estimated to be 42,000 in US & EU growing to 45,000 with prevalence in Japan growing to a total of 49,000 by 2026. Since this is a chronic disease, we believe introduction of a new topical therapy that is more effective and less toxic than currently available topical drugs (if that is what is shown) would be important to this market. The US market was estimated to represent $40 million in annual sales in 2020, yet consists of technologies that are as much as 40 years old. Our WP1220 Proof of Concept (PoC) Trial for the treatment of CTCL was conducted in 5 patients, including the treatment of a total of 11 lesions and concluded with an objective response rate (ORR) of 45%, no adverse events and 55% stable disease, resulting in 100% clinical benefit. We believe that a significant unmet need remains for early stage (Stages IA through IIA) CTCL, and therefore, we believe a meaningful opportunity exists for WP1220.

Market for Our WP1122 Portfolio

Certain cancers depend heavily on glycolysis and glycosylation for growth and survival. Additionally, viruses depend on glycolysis and glycosylation for infectivity and replication. Glycolysis and glycosylation can be disrupted by using a glucose decoy known as 2-DG. While 2-DG has been shown to be effective in vitro and may have some activity in humans, its lack of drug-like properties limits its efficacy. Based on our preclinical testing in vitro (against cancers and viruses) and in vivo (against certain cancers only), WP1122 appears to improve the drug-like properties of 2-DG by creating a prodrug of 2-DG that reaches much higher tissue/organ concentrations than 2-DG alone. We believe WP1122 should be well suited as a treatment for highly glycolytic cancers such as GBM and pancreatic cancers.

In addition to the market for GBM described above, pancreatic cancer is a rare and difficult to treat form of cancer. Cancers of the exocrine pancreas are a very serious health issue in the United States where approximately 27,000 patients are diagnosed annually with pancreatic cancer while about the same number die annually from this disease. Due to difficulties in diagnosis, the intrinsic aggressive nature of pancreatic cancers, and the sparse systemic treatment options available, only approximately 4% of patients diagnosed with pancreatic adenocarcinoma will be alive five years after diagnosis. Pancreatic cancer is the fifth leading cause of cancer deaths following breast cancer; lung cancer, colon cancer, and prostate cancer.

Our License Agreements

Sponsored Research and License Agreements with MD Anderson

We license all of our technology from MD Anderson and we also sponsor research there as well. Under license agreements associated with Annamycin, the WP1122 Portfolio, and the WP1066 Portfolio, all described below, we are responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees, prior to the first sale of a licensed product, can be as high as $0.1 million depending upon the anniversary. Milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $0.5 million. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $0.6 million. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $0.3 million and $0.2 million for the year ended December 31, 2020 and 2019, respectively.

We have a sponsored research agreement with MD Anderson that currently runs until the end of October 2021. The expenses recognized under the MD Anderson agreement with regards to the sponsored research agreement were $0.6 million and $0.5 million for the year ended December 31, 2020 and 2019, respectively. In February 2021, we extended this Agreement until December 31, 2022 for total payment of $1.0 million spread over that period of time.

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

In February 2018, we entered into a license agreement covering a new group of molecules recently discovered in connection with research we have been sponsoring at MD Anderson Cancer Center called WP1732, a part of the WP1066 Portfolio. As discussed above, we determined that the stability of WP1732 was less than satisfactory and, as such, in March 2021 we terminated our license for WP1732 with MD Anderson.

WP1122 Portfolio

The rights and obligations to an April 2012 Patent and Technology License Agreement entered into by and between IntertechBio and MD Anderson have been assigned to us. Therefore, we have obtained a royalty-bearing, worldwide, exclusive license to intellectual property, including patent rights, related to our WP1122 Portfolio and to our drug product candidate, WP1122. The terms and payments of which are included in the summary above. This agreement was amended in May 2020 to provide for extension of a certain milestone requirement and allowed for us to extend such milestone upon our request and extension payment. The initial milestone required us to file an IND with the FDA for a Phase I study by February 20, 2021. We extended the deadline for this milestone by six months by making the required extension payment, and we have the right to receive two additional six-month extensions in the future by making additional extension payments.

WPD Licensing Agreement

On February 19, 2019, we sublicensed certain intellectual property rights, including rights to Annamycin, our WP1122 portfolio, and our WP1066 portfolio to WPD Pharmaceuticals (WPD), which sublicense was amended on March 22, 2021 (the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, our founder. Under the WPD Agreement, we granted WPD a royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in the countries of Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland (“licensed territories”).

In consideration for entering into the WPD Agreement, WPD agreed that it must use Commercially Reasonable Development Efforts to develop and commercialize products in the licensed territories. For purposes of the WPD Agreement, the term “Commercially Reasonable Development Efforts” means the expenditure, either directly or through the guarantees of grants, by or on behalf of WPD or any of its affiliates of at least: (i) $2.5 million during the first four years of the agreement on the research, development and commercialization of products in the licensed territories; and (ii) $1.0 million annually for the four years thereafter on the research and development of products in the licensed territories.

During the term of the WPD Agreement, to the extent we are required to make any payments to MD Anderson pursuant to our license agreements with MD Anderson, whether a milestone or royalty payment, as a result of the research and development or sale of a sublicensed product, WPD shall be required to advance or reimburse us such payments. In further consideration for the rights granted by us to WPD under the WPD Agreement, WPD agreed to pay us a royalty percentage at a rate equal to the royalty rate we owe MD Anderson under our license agreements with MD Anderson plus an additional royalty (the “override royalty percentage”) equal to 1.0% of net sales of any sublicensed products, provided, however, if WPD spends: (i) more than $7.5 million in Commercially Reasonable Development Efforts, the override royalty percentage will decrease to 0.75% of net sales; or (ii) more than $9.5 million in Commercially Reasonable Development Efforts, the override royalty percentage will decrease to 0.5% of net sales.

With certain exceptions, the WPD Agreement will remain in full force and effect until the expiration of the last patent within the sublicensed patents. Notwithstanding the foregoing, we have the right, in our sole discretion, to terminate the WPD Agreement in whole, or to materially amend the agreement by removing a portion of the sublicensed subject matter, in connection with certain fundamental transactions or in connection with the granting to an unaffiliated third party of a license or sublicense to all or to a material portion of the sublicensed subject matter within all or substantially all of the licensed territories (such event, the “buyback event”) by making a payment to WPD equal to a percentage of the consideration after transaction costs we receive in connection with the buyback event. The percentage payable will be the greater of: (i) 2%; or (ii) 10% multiplied by a fraction (A) the numerator of which is the total dollar amount of expenditures made by WPD that represent Commercially Reasonable Development Efforts under the WPD Agreement, up to a maximum of $6.5 million; and (B) the denominator of which is $6.5 million.

Prior to approval of the WPD Agreement, our board of directors received a fairness opinion from Roth Capital Partners, LLC stating their opinion that the consideration we will receive from WPD pursuant to the WPD Agreement is fair, from a financial point of view, to us. Prior to approval of the March 2021 amendment to the WPD Agreement, our board of directors received a fairness opinion from Maxim Group, LLC stating their opinion that the consideration we will receive from WPD pursuant to the amended WPD Agreement is fair, from a financial point of view, to us.

Animal Life Sciences Licensing Agreement

On February 19, 2019, we sublicensed certain intellectual property rights, including rights to Annamycin, our WP1122 portfolio, and our WP1066 portfolio in the field of non-human animals to Animal Life Sciences, LLC (ALI) (the “ALI Agreement”). ALI is affiliated with Dr. Waldemar Priebe, our founder. Under the ALI Agreement, we granted ALI a worldwide royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of non-human animals under the licensed intellectual property. This license is subject to the terms in the prior agreements entered into by the Company and MDA. ALI granted us the right to name an observer to ALI's board of directors. On August 8, 2019, the Company named its Chairman and CEO Walter V. Klemp to that position.

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

Other Licenses

In 2015, we obtained the rights and obligations for certain patent and technology development and license agreements with Dermin sp. z o.o. (Dermin). In connection with such agreements, certain intellectual property rights related to Annamycin, our WP1122 portfolio, and our WP1066 portfolio were licensed to Dermin and Dermin was granted a royalty-bearing, exclusive license to manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property. With respect to Annamycin, the license is limited to the countries of Poland, Ukraine, Czech Republic, Hungary, Romania, Slovakia, Belarus, Lithuania, Latvia, Estonia, Netherlands, Turkey, Belgium, Switzerland, Austria, Sweden, Greece, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland, Kazakhstan, Russian Federation, Uzbekistan, Georgia, Armenia, Azerbaijan and Germany; provided that we had the right to remove Germany from the list of covered territories with a $0.5 million payment. With respect to WP1122, the license is limited to the countries of Belarus, Russia, Kazakhstan, Uzbekistan, Turkmenistan, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Ukraine. With respect to WP1066, the license is limited to the countries of Belarus, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Ukraine. In each case, Dermin agreed to pay a royalty for the sale of any licensed product in the licensed territories and agreed to pay all out-of-pocket expenses incurred in filing, prosecuting and maintaining the licensed patents for which the license has been granted in the licensed territories. Dermin also agreed to provide a percentage of certain consideration that Dermin receives pursuant to sublicense agreements. In July 2019, Dermin assigned its rights under the foregoing license agreements to an affiliated entity, Exploration Invest Pte Ltd. (Exploration). On July 30, 2019, we and Exploration entered into a License Modification Agreement pursuant to which we agreed to issue Exploration shares of Company common stock valued at $0.5 million (based on the greater of the closing price of the common stock on the date of the agreement or the 10-day average closing price prior to the date of the agreement) in exchange for the modifying the license agreements to: (i) limit the licensed territory solely to Poland; and (ii) limit the patent rights and technology rights licensed to Exploration to the patent rights and technology rights that existed on the date the original license agreements were entered into with Dermin. On August 8, 2019, we issued 71,663 shares of common stock (taking into account the reverse stock split completed January 29, 2021) to Exploration to satisfy this commitment.

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

In June 2018, we formed Moleculin Australia Pty. Ltd., a wholly owned subsidiary to oversee pre-clinical development in Australia. The Australian government provides an aggressive incentive for research and development carried out in their country. We believe having an Australian subsidiary could provide a great opportunity for quality, pre-clinical and clinical development and reduce the overall cost of our continued drug development efforts.

On January 29, 2021, we completed a one-for-six reverse stock split of our shares of common stock and proportionate reduction in the number of authorized shares of common stock from approximately 72,000,000 shares to approximately 12,000,000. The reverse stock split was effected in accordance with the authorization adopted by our stockholders at our 2020 annual meeting of stockholders.

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

A number of attempts have been made or are under way to provide an improved treatment for AML. Celator Pharmaceuticals reported Phase III clinical trial results for a new combined formulation of cytarabine and daunorubicin (commonly used induction therapy drugs) they call Vyxeos. This new liposome formulation provides a 5:1 ratio of cytarabine and daunorubicin in each of three injections. When compared with patients receiving 7 injections of cytarabine and 3 injections of daunorubicin (traditional 7+3 induction therapy), patients receiving Vyxeos achieved an average increase in overall survival of approximately 3.5 months (9.5 months compared with 6 months). Despite this extension of overall survival, Vyxeos did not reduce the toxic side effects of daunorubicin (including cardiotoxicity) and it failed to qualify a majority of patients for curative bone marrow transplant. With these results, Jazz Pharmaceuticals acquired Celator in 2016 and obtained FDA approval, making Vyxeos the new first line standard of care for the treatment of AML

Drugs attempting to target a subset of AML patients who present with specific gene mutations, such as one referred to as FLT3, have recently received FDA approval, but by definition serve only subsets of the AML population. Other targeted therapies are currently in clinical trials, as well as other approaches that include immunotherapy relying on other biomarkers, other attempts at improved chemotherapy and alternative approaches to radiation therapy. Other approaches to improve the effectiveness of induction therapy are in early-stage clinical trials and, although they do not appear to address the underlying problems with anthracyclines, we can provide no assurance that such improvements, if achieved, would not adversely impact the need for improved anthracyclines. A modified version of doxorubicin designed to reduce cardiotoxicity is in clinical trials for the treatment of sarcoma and, although this drug does not appear to address multidrug resistance and is not currently intended for the treatment of acute leukemia, we can provide no assurance that it will not become a competitive alternative to Annamycin. Although we are not aware of any other single agent therapies in clinical trials that would directly compete against Annamycin in the treatment of relapsed and refractory AML, we can provide no assurance that such therapies are not in development, will not receive regulatory approval and will reach market before our drug candidate Annamycin. In addition, any such competing therapy may be more effective and/or cost-effective than ours.

Competition for other indications targeted for each of our drug candidates is described above.

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

•

Performance of adequate and well-controlled human clinical studies according to the FDA’s current good clinical practices (GCP), to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•	Submission to the FDA of an NDA for a new pharmaceutical product;

•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced, to assess compliance with current good manufacturing practices (cGMP), to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

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

Clinical studies involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted in accordance with GCP. Further, each clinical study must be reviewed and approved by an independent institutional review board (IRB) at, or servicing, each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The pharmaceutical product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients, with a goal of characterizing the safety profile of the drug and establishing a maximum tolerable dose (MTD). Our pharmaceutical products fall into this latter category because its products are intended to treat cancer and contain cytotoxic agents. Hence, our Phase 1 studies are conducted in late-stage cancer patients whose disease has progressed after treatment with other agents.

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

•

Post-approval studies, or Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are often used to gain additional experience from the treatment of patients in the intended therapeutic indication. The FDA also may require Phase 4 studies, Risk Evaluation and Mitigation Strategies (REMS) and post-marketing surveillance, among other things, to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA has 10 months after the 60-day filing date in which to complete its initial review of a standard review NDA and respond to the applicant, and six months after the 60-day filing date for a priority review NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs.

After the NDA submission is accepted for filing, the FDA reviews the NDA application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel pharmaceutical products or pharmaceutical products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the pharmaceutical product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the pharmaceutical product. If the FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.

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

Patent Term Restoration

Depending upon the timing, duration and specifics of the FDA approval of the use of our pharmaceutical product candidates, some of our products covered by US patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process for a product the approval of which is the first permitted commercial marketing of the active pharmaceutical ingredient. However, patent term restoration cannot extend the remaining term of a patent beyond a date 14 years after the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved pharmaceutical product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent unless an extension is obtained. The US Patent and Trademark Office, in consultation with the FDA, reviews and renders a decision on the application for any patent term extension or restoration. In the future, we may be able to apply for extension of patent term for one or more of our currently licensed patents or any future owned patents to add patent life beyond its current expiration date, depending upon the expected length of the clinical studies and other factors involved in the filing of the relevant NDA. We cannot be certain that any of our products will qualify for patent term restoration or, if so, for how long the patent term will be extended.

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

Employees

As of December 31, 2020 we had ten full-time employees and five part-time employees, and accordingly, a high percentage of the work performed for our development projects is outsourced to qualified independent contractors.

Legal Proceedings

We are not subject to any litigation.

Access to Information

Our website is at www.moleculin.com. We make available, free of charge, on our corporate website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information contained on our website does not, and shall not be deemed to, constitute part of this Annual Report on Form 10-K. Our reference to the URL for our website is intended to be an inactive textual reference only.

ITEM 1A. RISK FACTORS

Summary of Risk Factors:

Below is a summary of the principal factors that make an investment in our company speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision in our securities.

Risks Related to Regulatory Approval and the Development and Commercialization of our Drug Candidates

•	We are developing our drugs to treat patients who are extremely or terminally ill, and patient deaths that occur in our clinical trials could negatively impact our business even if such deaths are not shown to be related to our drugs.
•	We are conducting important clinical trials in Poland, and studies for additional countries in which to perform preclinical studies and clinical trials and the risks associated with conducting research and clinical trials abroad could materially adversely affect our business.
•	There are limited suppliers for active pharmaceutical ingredients (API) used in in our drug candidates. Problems with the third parties that manufacture the API used in our drug candidates may delay our clinical trials or subject us to liability.
•	We cannot be certain that any of our drug candidates will receive regulatory approval, and without regulatory approval we will not be able to market such drugs.
•	Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for any of our product candidates.
•	We have commenced clinical trials and have never submitted an NDA, and any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.
•	A portion of our clinical development plan relies on physician-sponsored trials, which we do not control and which may encounter delays for reasons outside of our control.
•	If any of our drug product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be harmed.
•	Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
•	If the FDA does not find the manufacturing facilities of our future contract manufacturers acceptable for commercial production, we may not be able to commercialize any of our product candidates.
•	We received Orphan Drug designation for Annamycin and WP1066, but it may not effectively prevent approval of a competing product.
•	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.
•	We have received Fast Track designation for one of our product candidates and may seek the same designation for one of more of our other product candidates. Even if we receive designation, such designation may not actually lead to a faster development or regulatory review or approval process.
•	Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•	We may not be able to conduct, or contract others to conduct, animal testing in the future, which could harm our research and development activities.

Risks Related to Our Intellectual Property

•	The composition of matter patent for Annamycin has expired, and other patents have not yet been issued, and may not be issued.
•	The intellectual property rights we have licensed from MD Anderson are subject to the rights of the US government.
•	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
•	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
•	If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.
•	If we breach any of the agreements under which we license patent rights or if we fail to meet certain development deadlines, pay certain fees including extension fees or exercise certain rights to technology, we could lose or fail to obtain license rights that are important to our business.

Risks Relating to Our Business and Financial Condition

•	We will require additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
•	Because successful development of our product candidates is uncertain, we are unable to estimate the actual amount of funding we will require to complete research and development and commercialize our products under development.
•	We have commenced clinical trials, have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on an annual basis, which may make it difficult to predict our future performance.
•	We have in the past completed related party transactions that were not conducted on an arm’s length basis.
•	We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.
•	We conduct operations through our Australia wholly owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.
•	Our financial condition would be adversely impacted if our intangible assets become impaired.
•	We have no sales, marketing or distribution experience and we will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.
•	We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.
•	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
•	We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.
•	We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.
•	We do not expect that our insurance policies will cover all of our business exposures thus leaving us exposed to significant uninsured liabilities.
•	We may incur penalties if we fail to comply with healthcare regulations.
•	We may not be able to recover from any catastrophic event affecting our suppliers.
•	Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems or deficiency in our cyber security.
•	The COVID-19 outbreak has delayed recruitment in our clinical trials and may continue or worsen, may affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to our planned clinical trials and ultimately of reviews and approvals of our product candidates.
•	Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
•	We depend on our information technology and infrastructure so compromises could materially harm our ability to conduct business or delay our financial reporting.

Risks Relating to Our Common Stock

•	Our stock price has been and may continue to be volatile, which could result in substantial losses for investors.
•	We are an early clinical stage biotechnology company and have incurred significant losses since our inception and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability, which could have an impact on finding additional financing.
•	Shares issuable upon the exercise of outstanding options or warrants may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.
•	As a biotechnology company, we are at increased risk of securities class action litigation.
•	If we are unable to maintain compliance with the listing requirements of The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.
•	Failure to maintain our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.
•	We cannot predict the effect that our reverse stock split will have on the market price for shares of our common stock.

General Risks

•	Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.
•	Negative research about our business published by analysts or journalists could cause our stock price to decline. A lack of regularly published research about our business could cause trading volume or our stock price to decline.
•	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
•	We have no intention of declaring dividends in the foreseeable future.
•	Certain provisions in our organizational documents could enable our board of directors to prevent or delay a change of control.
•	As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

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

As a result, it is likely that we will observe severe adverse outcomes during our clinical trials for our drug candidates, including patient death. If a significant number of study subject deaths were to occur, regardless of whether such deaths are attributable to one of our drugs, our ability to obtain regulatory approval and/or achieve commercial acceptance for the related drug may be adversely impacted and our business could be materially harmed.

We are conducting important clinical trials in Poland, and studies for additional countries in which to perform preclinical studies and clinical trials and the risks associated with conducting research and clinical trials abroad could materially adversely affect our business.

We have approved Clinical Trial Authorizations in Poland for two clinical trials. Additionally, we are performing studies to determine if there are additional countries in which we should hold clinical and preclinical studies. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

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

There are limited suppliers for active pharmaceutical ingredients (API) used in in our drug candidates. Problems with the third parties that manufacture the API used in our drug candidates may delay our clinical trials or subject us to liability.

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

A portion of our clinical development plan relies on physician-sponsored trials, which we do not control and which may encounter delays for reasons outside of our control.

Our drug product candidate, WP1066, is currently in two physician-sponsored Phase 1 clinical trials, one for adult GBM and another for pediatric brain tumors. In 2021, we expect our drug product candidate, Annamycin, to be in a physician-sponsored Phase 1b/2 clinical trial in Poland for the treatment of STS lung metastases. These physician-sponsored trials are an important part of our clinical development plan. Although we provide drug product and other minor supporting activities for these clinical trials, we are not otherwise directly involved in these physician-sponsored trials. As such, we are dependent on the institutions conducting the trials to proceed with such trials on a timely basis, and we have encountered unforeseen delays in our physician-sponsored trials. For example, in the first quarter of 2021, we were notified that the physician sponsoring our WP1066 trial in adult GBM was leaving MD Anderson. Although we cannot be assured that this trial will continue at MD Anderson after her departure, several additional institutions have expressed an interest in sponsoring similar research on WP1066 in brain tumors, so to help ensure the potential continuation of this important research, regardless of the sponsoring institution, we have requested the IND for this trial to be transferred into our name with the FDA, although there is no assurance we will be successful in completing such transfer. While we are making arrangements to continue this research in additional physician-sponsored trials, we expect that continued research on WP1066 in adult GBM will be delayed. We can provide no assurance that we will not encounter future delays with our physician-sponsored trials.

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

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if any product candidates are approved, after the approved product has been marketed. For example, in the most recent Phase I/II dose-ranging clinical trial of Annamycin, conducted by a prior developer, two patients succumbed to tumor lysis syndrome (TLS) resulting from the debris created by Annamycin killing the targeted leukemic blasts more rapidly than their body’s ability to cope. Now that this potential has been identified, prophylactic measures intended to protect patients from TLS will be deployed in future clinical trials, but there can be no assurance that such measures will be effective or that other adverse events may not emerge related to our drug. As another example, we are currently conducting a Phase 1 trial to attempt to increase the maximum tolerable dose (MTD) for Annamycin, however, unforeseen side effects could prevent us from increasing the MTD from the one established in the prior Phase I/II trial. Additional or unforeseen side effects from Annamycin or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.

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

In 2017, we received notice that the FDA granted Orphan Drug designation (ODD) for Annamycin for the treatment of AML and in 2020 we received notice that the FDA granted ODD for Annamycin for the treatment of soft tissue sarcomas. In February 2019, we received notice that the FDA granted ODD for WP1066 for the treatment of glioblastoma.

ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Even though Orphan Drug exclusivity was granted, we cannot know that it will prevent approval of another product containing Annamycin and intended to treat AML or soft tissue sarcomas, or WP1066 and intended to treat glioblastoma, because any such subsequent product could be demonstrated to be clinically superior to Annamycin or WP1066.

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

We have in the past, and intend in the future, to publicly disclose preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us could result in volatility in the price of our common stock.

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

We may not be able to conduct, or contract others to conduct, animal testing in the future, which could harm our research and development activities.

Certain laws and regulations relating to drug development require us to test our product candidates on animals before initiating clinical studies involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted or delayed.

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

We may from time to time seek to enforce our intellectual property rights against infringers when we determine that a successful outcome is probable and may lead to an increase in the value of the intellectual property. If we choose to enforce our patent rights against a party, then that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced. Additionally, the validity of our patents and the patents we have licensed may be challenged if a petition for post grant proceedings such as inter-partes review and post grant review is filed within the statutorily applicable time with the US Patent and Trademark Office (USPTO). These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party's activities do not infringe our intellectual property rights. In addition, in recent years the US Supreme Court modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of a challenge of any patents we obtain or license.

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

Risks Relating to Our Business and Our Financial Condition

We will require additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

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

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•

whether our plan for clinical trials will be completed on a timely basis and, if completed, whether we will be able to publicly announce results from our phase I/II clinical trials in accordance with our announced milestones;

•	whether the results of our clinical trials will be announced on a timely basis and, when announced, whether such results are in accordance with our expectations or our announced milestones;

•	whether the FDA and EMA will allow us to conduct a single arm Phase 2 study that would be the pivotal trial supporting US and European approval of Annamycin for relapsed or refractory AML;

•	whether we are successful in obtaining the benefits of FDA’s expedited development and review programs related to Annamycin or our other drug candidates;

•	the progress, costs, results of and timing of our clinical trials and also of our preclinical studies;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with securing and establishing commercialization and manufacturing capabilities;

•	market acceptance of our product candidates;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

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

Some of these factors are outside of our control. Our existing capital resources are not sufficient to enable us to complete the development and commercialization of Annamycin, WP1066, and WP1220, if approved, or to initiate any clinical trials or additional development work needed for any other drug candidates. Accordingly, we will need to raise additional funds in the future.

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

We are a clinical stage pharmaceutical company with a limited operating history. Our operations to date have been limited to acquiring our technology portfolio, preparing several drugs for authorization to conduct clinical trials and conducting Phase 1 clinical trials. We have only recently completed our initial Phase 1 clinical trials and have yet to receive regulatory approvals for any of our drug candidates. With regard to Annamycin, we believe the FDA has taken a more risk averse view than European regulatory authorities, placing greater restrictions on our ability to increase dosing for AML patients, which could cause development in the US to lag behind development in Europe. Additionally, we have a limited amount of drug supply and the amount of drug required may depend upon patient response and the need for additional, unplanned treatments, making it difficult to predict the total amount of drug required.

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

•	delays in the commencement, enrollment and timing of clinical trials;

•	difficulties in identifying patients suffering from our target indications;

•	the success of our clinical trials through all phases of clinical development;

•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain additional funding to develop drug candidates;

•	our ability to identify and develop additional drug candidates beyond Annamycin and our WP1066 and WP1122 Portfolios;

•	competition from existing products or new products that continue to emerge;

•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations (CROs);

•	our dependency on third-party manufacturers to manufacture our products and key ingredients;

•	our ability to establish or maintain collaborations, licensing or other arrangements, particularly with MD Anderson;

•	our ability to defend against any challenges to our intellectual property including, claims of patent infringement;

•	our ability to enforce our intellectual property rights against potential competitors;

•	our ability to secure additional intellectual property protection for our developing drug candidates and associated technologies;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	potential product liability claims.

Accordingly, the results of any historical quarterly or annual periods should not be relied upon as indications of future operating performance.

We have in the past completed related party transactions that were not conducted on an arm’s length basis.

Prior to our IPO, we acquired (i) the rights to the license agreement with MD Anderson covering our WP1122 Portfolio held by IntertechBio Corporation, a company affiliated with certain members of our management and board of directors, and (ii) the rights to all data related to the development of Annamycin held by AnnaMed, Inc., a company affiliated with certain members of our management and board of directors. In addition, prior to our IPO, Moleculin, LLC merged with and into our company. Moleculin, LLC was affiliated with certain members of our management and board of directors. Prior to our IPO, we, on Moleculin, LLC’s behalf, entered into an agreement with HPI whereby HPI agreed to terminate its option to sublicense certain rights to the WP1066 Portfolio and entered into a co-development agreement with us. Our co-founder, Dr. Waldemar Priebe, and a member of our management are shareholders of HPI. In addition, in February 2019, we entered into sublicense agreements with WPD Pharmaceuticals, Inc. (which was amended in March 2021) and Animal Lifesciences, LLC. Dr. Priebe is affiliated with both WPD Pharmaceuticals, Inc. and Animal Lifesciences, LLC.

For the sublicense agreement (and subsequent amendment) with WPD Pharmaceuticals, Inc., since Dr. Priebe was affiliated with the entity, our board of directors received fairness opinions as to the adequacy of the consideration we received in the sublicense agreement (and subsequent amendment). We did not receive a fairness opinion on the transactions that occurred prior to our IPO or with Animal Lifesciences, LLC. None of the foregoing transactions were conducted on an arm’s length basis. As such, it is possible that the terms were less favorable to us than in an arm’s length transaction.

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. For the year ended December 31, 2020, we incurred a net loss of $17.4 million. We had an accumulated deficit of $56.9 million as of December 31, 2020.

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

In addition, current Australian tax regulations provide for a refundable research and development tax credit equal to 43.5% of qualified expenditures. If we are ineligible or unable to receive the research and development tax credit, or if we lose our ability to operate MAPL in Australia, or the Australian government significantly reduces or eliminates the tax credit, our business and results of operations would be adversely affected. We applied for a refundable tax credit and received it in 2019 for $0.2 million. No similar activity occurred in 2020 and in March 2021 we terminated our license agreement related to WP1732. Management believes that maintaining the subsidiary allows for the possibility of future preclinical and clinical activities to be performed in Australia.

Our financial condition would be adversely impacted if our intangible assets become impaired.

As a result of the accounting for our acquisition of Moleculin, LLC and the agreement we, on Moleculin, LLC’s behalf, entered into with Houston Pharmaceuticals, Inc., we have carried on our balance sheet within intangible assets in-process research and development (IPR&D) of $11.1 million as of December 31, 2020. Intangibles are evaluated quarterly and are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively our company taken as a whole, might exceed its fair value.

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

As of December 31, 2020, we had ten full-time and five part-time employees. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

We rely on information technology (IT) systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory data, clinical data, and corporate records, to communicate with staff and external parties and to operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories and archives. If any of these third-party information technology providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyber-attacks or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operation, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed, or could fail.

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

The judgment by the Court of Justice of the EU in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) determined the US-EU Safe Harbor Framework, which was relied upon by many US entities as a basis for transfer of personal data from the EU to the US, to be invalid. US entities, therefore, had only the possibility to rely on the alternate procedures for such data transfer provided in the EU Data Protection Directive.

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

In addition, the EU Data Protection Regulation, intended to replace the EU Data Protection Directive entered into force on May 24, 2016 and applied from May 25, 2018. The EU Data Protection Regulation introduced new data protection requirements in the E.U. and substantial fines for breaches of the data protection rules. The EU Data Protection Regulation increased our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with those data protection rules.

Our failure to comply with these laws, or changes in the way in which these laws are implemented, could lead to government enforcement actions and significant penalties against us, and adversely impact our business.

We depend on our information technology and infrastructure so compromises could materially harm our ability to conduct business or delay our financial reporting.

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

Since our IPO in June 2016, our stock price has ranged from a high of $57.48 to a low of $1.94 (taking into account the one-for-six reverse stock split completed January 29, 2021), and the market price of our common stock is likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

We are an early clinical stage biotechnology company and have incurred significant losses since our inception and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability, which could have an impact on finding additional financing.

Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant operating losses since inception. We expect to continue to incur significant operating losses for the foreseeable future. To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We may never succeed in these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability. Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations in the future and beyond the near term. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that could result from the outcome of this uncertainty. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern

Shares issuable upon the exercise of outstanding options or warrants may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

As of December 31, 2020, we had a material number of outstanding options and warrants to purchase shares of common stock. As of December 31, 2020, we had warrants and options outstanding to purchase an aggregate of 3,746,771 shares of common stock at an average exercise price of $10.11 per share (taking into account the reverse stock split completed January 29, 2021). To the extent any of these options or warrants are exercised and any additional options or warrants are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

As a biotechnology company, we are at increased risk of securities class action litigation.

Biotechnology companies have experienced greater than average stock price volatility in recent years, and our common stock price has been particularly volatile ranging from a high of $57.48 to a low of $1.94 (taking into account the one-for-six reverse stock split completed January 29, 2021). These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of management would be diverted from the operation of our business.

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

We have in the past, and we may again in the future, fail to comply with the continued listing requirements of the Nasdaq Capital Market, which would subject our common stock to being delisted. Delisting from The Nasdaq Capital Market would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

Failure to maintain our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

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

We cannot predict the effect that our reverse stock split will have on the market price for shares of our common stock.

On January 29, 2021, we completed a one-for-six reverse stock split of our shares of common stock and proportionate reduction in the number of authorized shares of common stock from approximately 72,000,000 shares to approximately 12,000,000. The reverse stock split was effected in accordance with the authorization adopted by our stockholders at our 2020 annual meeting of stockholders.

We cannot predict the effect that the reverse stock split will have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if the reverse stock split has a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split.

Even if the reverse stock split does result in an increased market price per share of our common stock, the market price per share following the reverse stock split may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the reverse stock split. Accordingly, even with an increased market price per share, the total market capitalization of shares of our common stock after the reverse stock split could be lower than the total market capitalization before the reverse stock split. Also, even if there is an initial increase in the market price per share of our common stock after the reverse stock split, the market price may not remain at that level.

If the market price of shares of our common stock declines following the reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split due to decreased liquidity in the market for our common stock. Accordingly, the total market capitalization of our common stock following the reverse stock split could be lower than the total market capitalization before the reverse stock split.

General Risks

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

Negative research about our business published by analysts or journalists could cause our stock price to decline. A lack of regularly published research about our business could cause trading volume or our stock price to decline.

The trading market for our common stock depends in part on the research and reports that analysts and journalists publish about us or our business. If analysts or journalists publish inaccurate or unfavorable research about our business, our stock price would likely decline. If we fail to meet the expectations of analysts for our operating results, or if the analysts who covers us downgrade our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our certificate of incorporation and bylaws contain provisions that eliminate, to the maximum extent permitted by the General Corporation Law of the State of Delaware, or DGCL, the personal liability of our directors and executive officers for monetary damages for breach of their fiduciary duties as a director or officer. Our certificate of incorporation and bylaws also provide that we will indemnify our directors and executive officers and may indemnify our employees and other agents to the fullest extent permitted by the DGCL. Any claims for indemnification made by our directors or officers could impact our cash resources and our ability to fund the business.

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

In August 2019, we entered into an Amended Lease Agreement (the "Lab Lease") for our lab space. The term of the Lab Lease began in September 2019 and will continue for an initial term of 35 months, with no further right or option to renew. We are required to remit base monthly rent which will increase at an average approximate rate of 3% each year. The Lab Lease is classified as an operating lease. In August 2019, we entered into a sublease with Houston Pharmaceuticals, Inc. (HPI), which is affiliated with Dr. Priebe. We granted HPI access to all of the Lab Lease space and HPI has agreed to pay us 50% of the rent payable under the Lab Lease less 50% of any benefits from any sublease or other lab service agreement we may receive from the Lab Lease. Although HPI has access to the space, it is the intent of the parties that they equally share the Lab Lease space for research purposes. We believe our facilities, as expanded, will be sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

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

Holders

As of March 11, 2021, there were approximately 146 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings or in a Form 8-K filing. We did not issue any equity securities during the fourth quarter of 2020 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the years ended December 31, 2020.

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

Overview

Our Business

We are a clinical stage pharmaceutical company focused on the treatment of highly resistant cancers and viruses. We have three core technologies, based substantially on discoveries made at MD Anderson Cancer Center (MD Anderson or MDA). We have four drug candidates, three of which have now shown human activity in clinical trials.

During 2020, three of those drug candidates accounted for five clinical trials in the US and Europe. Two of those trials are ongoing externally funded studies of WP1066 in brain tumors. Two of our internally funded Phase 1 clinical trials have essentially concluded. The trial for Annamycin in acute myeloid leukemia (AML) successfully met its safety endpoint, and the trial for WP1220 in cutaneous T-cell lymphoma (CTCL) demonstrated an objective response rate of 45% and a clinical benefit rate of 100%. An additional Phase 1/2 clinical trial of Annamycin in AML is also internally funded and is currently ongoing. In 2021, we anticipate the initiation of five new clinical trials in addition to the three trials continuing from 2020.

In late 2020, we received U.S. Food and Drug Administration (FDA) clearance to proceed with an additional Phase 1b/2 clinical trial of Annamycin for the treatment of sarcoma lung metastases and we are preparing to begin this trial in the US. We also plan to seek approval to begin a Phase 1/2 clinical trial of Annamycin in combination with Ara-C for the treatment of AML in Europe. These two new trials will be internally funded. We expect a second Phase 1b/2 clinical trial of Annamycin in sarcoma lung metastases to be primarily investigator-funded in Europe and we plan to seek a collaborative partner to support a Phase 2 clinical study of WP1220 in CTCL. Finally, we are working to initiate a clinical trial of WP1122, in either a Phase 1a/1b clinical trial in COVID-19 or a physician-sponsored clinical trial for a cancer indication, or both. The ultimate course of action depends on the outcome of additional regulatory and preclinical work. These trials may be internally or externally funded, depending on the timing and nature of the studies. In summary, we had five clinical trials underway or concluded in 2020 and we now expect up to eight clinical trials to be underway or approved in 2021, including physician-sponsored trials related to our drug candidates for which we are not actively involved.

By "internally funded” we mean that the primary costs of the preclinical activity and clinical trials are funded by us. “Externally funded” drug candidates include those for which preclinical work is funded and performed by external collaborators and for which clinical trials are physician-sponsored. For externally funded research, any grant funds that support such preclinical work or clinical trials and most of the associated expenses are not reflected in our financial statements. However, the costs of drug product and other minor supporting activities that we provide for externally funded preclinical activities and clinical trials are included in our financial statements.

We recently announced collaborations with third parties to assist us in developing potential treatments for certain viral diseases, including potentially COVID-19. The preclinical work to evaluate molecules within the WP1122 portfolio of antimetabolites (which include molecules capable of inhibiting glycolysis and altering glycosylation) for viral indications is mostly similar to the preclinical work we originally planned as part of developing WP1122 for cancer indications. Accordingly, we believe the preclinical work under way for WP1122 will support an Investigational New Drug (IND) application or its equivalent in other countries for either cancer-related or virus-related clinical trials (or both) in the first half of 2021. Conducting any such clinical trials for viral diseases is subject to the limited access we have to validated in vivo efficacy testing and our ability to obtain approval from a regulatory body to proceed without in vivo efficacy studies. Additionally, we primarily rely on such collaborations for testing other molecules in the WP1122 portfolio against other hard to treat viruses.

Based on the results of our clinical activity thus far, we have further narrowed our internal development focus to our nearest term opportunities, especially where human activity has been shown in clinical trials. This focus is primarily on preclinical and clinical activities with Annamycin, preclinical activities associated with an intravenous version of WP1066 and IND-enabling studies of WP1122. We intend to rely on external funding, to the extent available. Due to the COVID-19 pandemic, we have internally accelerated development of the WP1122 portfolio with a combined effort of internally and externally funded preclinical work to support an IND application with the FDA or an international regulatory body for the treatment of COVID-19 or a cancer indication or both.

Of our three clinical stage drug candidates, Annamycin is currently in a Phase 1/2 clinical trial for the treatment of acute myeloid leukemia (AML) in Poland. We recently received clearance from the FDA to proceed with a Phase 1b/2 clinical trial of Annamycin as a potential treatment for soft tissue sarcomas (STS) metastasized to the lungs. WP1066, an Immune/Transcription Modulator (p-STAT3 inhibitor or, simply, STAT3 inhibitor) is intended to target a wide range of tumors, including brain tumors such as glioblastoma (GBM) and pediatric brain tumors (like diffuse intrinsic pontine glioma, or DIPG, and medulloblastoma), as well as pancreatic cancer. It is currently in two physician-sponsored Phase 1 clinical trials, one for adult GBM and another for pediatric brain tumors (including DIPG and medulloblastoma). We began and completed a "proof-of-concept" Phase 1 clinical trial in 2019 in Poland for a third drug, WP1220 (a molecule in the WP1066 portfolio), for the topical treatment of cutaneous T-cell lymphoma (CTCL). We are actively seeking collaboration with a strategic partner in the near term for external funding for the continued development of WP1220 in a Phase 2 clinical trial as a topical therapy for CTCL. If we are not successful in this outreach, we may choose to use internal funds to generate additional human data to facilitate such outreach efforts. We are also engaged in preclinical development of additional drug candidates, including additional Immune/Transcription Modulators, as well as antimetabolites, targeting glycolysis and glycosylation.

We consider Annamycin to be a "next generation" anthracycline, unlike any currently approved anthracyclines, as it is designed to avoid multidrug resistance mechanisms with little to no cardiotoxicity (the efficacy of all currently approved anthracyclines is limited by both multidrug resistance and cardiotoxicity). We have received an independent expert cardiology assessment confirming the absence of cardiotoxicity in the first 19 patients treated with Annamycin in both our US and European Phase 1 clinical trials. Annamycin is currently in one Phase 1/2 clinical trial in Europe, and the Phase 1 portion of another Phase 1/2 AML trial in the US has been concluded, subject to final database lock and closure. The FDA requested that we demonstrate that Annamycin could be safely administered to patients up to the lifetime maximum allowable level of anthracycline (LTMAD) established by the FDA and the trial met this primary endpoint. The FDA established the LTMAD because of concerns about cardiotoxicity associated with currently approved anthracyclines when administered above the LTMAD. Of the first 19 patients in our trials, 11 have been treated above the LTMAD (one patient received more than double the LTMAD) and none have shown evidence of any cardiotoxicity. As a result of discussions with the FDA, we will focus on establishing a recommended Phase 2 dose (RP2D) in our trial in Europe, and, as requested by the FDA, we will generate additional safety and efficacy data.

The trial in Poland is in its fifth cohort, where patients are being treated at 240 mg/m2. Patient 2 in this cohort experienced a dose limiting toxicity (DLT), related to liver function, secondarily related to concomitant medication not being withheld. Although that DLT resolved, in accordance with the trial protocol, the cohort was expanded and has now enrolled a total of five patients. In March 2021, patient 4 in this cohort experienced a similar DLT and, accordingly, no additional patients will be enrolled at this dose level beyond the five patients enrolled to date. The DLT for Patient 4 is being monitored and, per protocol, other patients in this cohort are permitted to continue to receive the full dose of Annamycin, at the discretion of their physicians and with the patients being notified of the reported DLTs.

We are planning to amend the protocol for this trial to allow exploration of an intermediate dose level between the 210 mg/m2 dose in the fourth cohort and the current 240 mg/m2 dose level, in order to establish the maximum tolerated dosage (MTD) and Recommended Phase 2 dose (RP2D), which may be the same. While this will establish an MTD for Annamycin in AML and inform the starting dose in our planned trials in soft tissue sarcoma (STS) lung metastases, we do not believe it will limit the dose escalation in our STS trials. Because of the different indication and differences in dosing regimen, we expect to determine a separate MTD in the Phase 1 portion of the STS trials. Once the MTD in the single agent AML trial is established, we currently plan to begin the expansion Phase 2 portion of this trial with relapsed patients at the RP2D, in order to determine the potential efficacy of Annamycin as a second line, single agent treatment for relapsed AML. Following on our preclinical research, we also intend to begin the Phase 1 portion of an AML trial using Annamycin in combination with Ara-C, a drug commonly used as a single agent and in combination chemotherapy for AML.

A preliminary review of the data in the completed cohorts in both trials, which is subject to update, indicates that patients received an average of 3+ and a maximum of 9 prior regimens. Thus far in the completed cohorts of our US and European single agent AML trials, there are 13 relapsed patients who were enrolled after one or more relapses from the prior regimens. Of these, 38% had either a CRi, PR or Bridge to Transplant. We view this as encouraging, because recruitment in the expansion Phase 2 will be limited to patients with no more than a single relapse. This is in contrast to the Phase 1 portion of the trial, where, in order to accelerate recruitment, we included a majority of patients who were primarily refractory or who had two or more relapses from alternate therapy. We believe this is significant because patients who are either refractory or have had two or more relapses are considered to be less likely to respond to therapy and especially to a single agent therapy. As a result and considering that all patients in Phase 2 will be treated at the RP2D, we believe the overall response in the expansion Phase 2 may be better than the overall response in the Phase 1 portion of the trial, although we cannot be certain that actual results will reflect this.

Our preclinical work on Annamycin demonstrated activity against certain cancers metastasized to the lungs. In December 2020, we disclosed that the FDA allowed our IND to go into effect to study Annamycin for the treatment of soft tissue sarcoma lung metastases. This allows us to begin a Phase 1b/2 clinical trial in the U.S. for patients with soft tissue sarcoma that has metastasized to the lungs after first-line therapy for their disease. We expect this trial to begin in the first half of 2021. Later in December 2020, we disclosed that the FDA had granted Orphan Drug Designation (ODD) to Annamycin for the treatment of soft tissue sarcomas, in addition to the existing ODD for Annamycin in relapsed or refractory AML. On February 2, 2021, we announced that a preclinical study in animals has confirmed a significant therapeutic benefit of Annamycin against metastatic osteosarcoma. As of day 130 of the study, the survival rate for animals treated with Annamycin was 100%, compared with only 10% for untreated animals. Computerized tomography scans demonstrated that animals treated with Annamycin exhibited suppression of tumor growth and not a single death was observed in the treated animals, whereas observed tumor burden was believed to have contributed to the rapid death of 90% of untreated animals. We believe this data is a promising indication of the possibility of Annamycin’s impact on other cancers metastasized to the lungs. We caution that this is preclinical animal data and we can provide no assurance that we will see similar results in our planned clinical trials.

WP1066 is one of several Immune/Transcription Modulators designed to stimulate the immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs) while also inhibiting key oncogenic transcription factors, including p-STAT3 (phosphorylated signal transducer and activator of transcription 3), c-Myc (a celluar signal transducer named after a homologous avian virus called Myelocytomatosis) and HIF-1α (hypoxia inducible factor 1α). These transcription factors are widely sought targets that are believed to contribute to an increase in cell survival and proliferation, and the angiogenesis (coopting vasculature for blood supply), invasion, metastasis and inflammation associated with tumors. They may also play a role in the inability of immune checkpoint inhibitors to affect more resistant tumors. WP1066 is currently in two US physician-sponsored Phase 1 trials, one at MD Anderson for the treatment of glioblastoma (GBM) in adults and another at Emory University for the treatment of pediatric brain tumors.

The trial at MD Anderson is in the fourth and final cohort in the dose escalation phase. In the first quarter of 2021, we were notified that the physician sponsoring this trial is leaving MDA. We cannot be assured that this trial will continue at MDA after her departure. Several additional institutions have expressed an interest in sponsoring similar research on WP1066 in brain tumors, so to help ensure the potential continuation of this important research, regardless of the sponsoring institution, we have requested the IND for this trial to be transferred into our name with the FDA, although we can provide no assurance as to when, or if, this transfer will be completed. While we are making arrangements to continue this research in additional physician-sponsored trials, we expect that continued research on WP1066 in adult GBM will be temporarily delayed in 2021.

The Emory trial for pediatric brain tumors has now treated three patients in the first cohort. The third and last patient in the second cohort has begun treatment at the dose level of 6mg/kg. In that trial, one of the patients in the first cohort with DIPG showed an apparent response to the treatment with both clinical improvement and radiologic reduction of tumor size. We caution that this is preliminary data, and no conclusions should be drawn from this single event. Another physician-sponsored Phase 1 trial is being considered for the treatment of GBM with WP1066 in combination with radiation, although no assurances can be given that such trial will begin.

We are also developing new compounds designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells. A key drawback to 2-DG is its lack of drug-like properties, including a short circulation time and poor tissue/organ distribution characteristics. Our lead Metabolism/Glycosylation Inhibitor, WP1122, is a prodrug of 2-DG that appears to improve the drug-like properties of 2-DG by increasing its circulation time and improving tissue/organ distribution. New research also points to the potential for 2-DG to be capable of enhancing the usefulness of checkpoint inhibitors. Considering that 2-DG lacks sufficient drug-like properties to be practical in a clinical setting, we believe WP1122 has the opportunity to become an important drug to potentiate existing therapies, including checkpoint inhibitors.

As the COVID-19 pandemic unfolded, several independent research teams identified that 2-DG may have the potential to treat COVID-19, as well as other diseases caused by coronaviruses. Similar to the dependence of many tumors on glucose, viruses like SARS-CoV-2 are highly dependent on both glycolysis and glycosylation (and, therefore, glucose) in order to successfully invade host cells and proliferate. It is on this basis that we have established an antiviral drug development program focused on WP1122 and its analogs. We are in the process of identifying the best possible pathway to begin a clinical trial in either COVID-19 or cancer patients or both in the first half of 2021.

The spread of COVID-19 has caused significant volatility in US and international markets, including Poland, where we conduct some of our clinical trials, and Italy, where our drug supply is produced. There has been limited interruption of our drug supply, and most Polish clinics where we are conducting trials are limiting access for monitoring activities, which could delay our ability to collect data and authorize new patient recruitment. Additionally, we believe COVID-19 has materially slowed the ability of approved sites to recruit patients for our trials. This could worsen or be alleviated at any time. Furthermore, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the US and international economies and, as such, we are unable to determine if it will have a material impact to our operations. Recently, we have experienced a limited increase in activity with regard to recruitment of new patients in Poland. Additionally, we believe that the potential for impact to our supply chain due to COVID-19 will be reduced as vaccine production normalizes throughout the industry. In light of current US trends with respect to COVID-19, we cannot determine whether COVID-19 will materially impact recruitment for current or future US based trials.

We do not have manufacturing facilities and all manufacturing activities are contracted out to third parties. Additionally, we do not have and do not intend to have a sales organization. Our overall strategy is to seek potential outlicensing opportunities with larger pharmaceutical companies who are better suited for the marketing, sales and distribution of our drugs once approved.

Recent Developments

Equity Offerings

Subsequent to December 31, 2020, we issued equity and received gross proceeds of $80.9 million. During January 2021 we issued approximately 469,000 shares for gross proceeds of $2.9 million using our At The Market Agreement with Oppenheimer & Co., Inc. Additionally, on February 3, 2021, we announced the pricing of an underwritten public offering of an aggregate of 14,273,684 shares of common stock at a public offering price of $4.75 per share. We granted the underwriters a 30-day option to purchase up to an additional 2,141,052 shares of common stock offered in the public offering. The offering closed on February 5, 2021 and gross proceeds of the offering were approximately $67.8 million, prior to deducting the underwriting discount and other estimated offering expenses. On February 10, 2021, the underwriters of the public offering exercised in full their option to purchase an additional 2,141,052 shares of common stock at the public offering price of $4.75 per share, bringing total gross proceeds to approximately $78.0 million before underwriting discount.

Engagement of a Clinical Research Organization for the STS Lung Metastasis Clinical Trial

On February 1, 2021, we entered into an agreement with Catalyst Clinical Research (Catalyst), a contract research organization, to manage our US clinical trial to study the ability of Annamycin to treat soft tissue sarcoma (STS) that has metastasized to the lungs.

Moleculin Biotech, Inc.

Results of Operations for the Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

The following table is data derived from the Consolidated Statement of Operations (in thousands) and the discussions that follow are in approximate amounts:

	Year ended December 31,
	2020	2019
Revenue	$—	$—
Operating expenses:
Research and development	12,757	11,013
General and administrative	6,785	6,312
Depreciation and amortization	200	199
Total operating expense	19,742	17,524
Loss from operations	(19,742)	(17,524)
Other income:
Gain from change in fair value of warrant liability	2,346	4,062
Other income, net	28	15
Interest income, net	13	13
Net loss before taxes	(17,355)	(13,434)
Income tax benefit	-	229
Net loss	$(17,355)	$(13,205)

Research and Development Expense

Research and development (R&D) expense was $12.8 million and $11.0 million for the years ended December 31, 2020 and 2019, respectively. The increase in R&D of $1.8 million mainly relates to: increased clinical trial activity (3 drugs in 4 clinical trials in 2019, versus 3 drugs in 5 clinical trials in 2020), increased costs related to sponsored research agreements, costs related to manufacturing of additional drug product and two additional employees in R&D headcount.

General and Administrative Expense

General and administrative (G&A) expense was $6.8 million and $6.3 million for the years ended December 31, 2020 and 2019, respectively. The increase in G&A of $0.5 million was mainly attributable to increased payroll related costs for an additional finance staff, increased stock-based compensation expense, and increased costs for directors and officer's liability insurance being partially offset by reduced travel expenses due to the COVID-19 pandemic.

Gain from Change in Fair Value of Warrant Liability

We recorded a gain of $2.3 million during the year ended December 31, 2020 as compared to a gain of $4.1 million, during the year ended December 31, 2019, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue certain of the warrants at the time of each warrant exercise and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. Generally, a gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Net Loss

The net loss for the year ended December 31, 2020 was $17.4 million, which included non-cash gains of $2.3 million on warrants in 2020 as compared to $4.1 million in the prior year and approximately $1.7 million of stock-based compensation expense in 2020 as compared to $1.5 million in 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $15.2 million and prepaid expenses and other expenses of $2.0 million. We also had $1.1 million of accounts payable and $1.8 million of accrued expenses and other current liabilities. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our preclinical activities and our clinical trials. For the years ended December 31, 2020 and 2019, we used approximately $17.8 million and $17.2 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increase in 2020 reflects the increase in preclinical and clinical activity over 2019. For the year ended December 31, 2020, net proceeds from financing activities were $22.5 million, predominately from the sale of our common stock and warrants. In 2019, approximately $20.9 million was raised predominately through the sale of shares of common stock and the exercise of warrants. Cash used in investing activities for the year ended December 31, 2020 was approximately $0.4 million primarily related to mass spectrometer equipment purchased for the lab in 2020. The equipment will be used to analyze uptake, metabolism, and tissue organ distribution of anti-cancer and anti-viral agents, which is critical for determination of pharmacokinetic and pharmacodynamic parameters of the drug.

Subsequent to December 31, 2020, we issued equity and received gross proceeds of $80.9 million. During January 2021 we issued approximately 469,000 shares for gross proceeds of $2.9 million using our At The Market Agreement with Oppenheimer & Co., Inc., discussed below. Additionally, on February 3, 2021, we announced the pricing of an underwritten public offering of an aggregate of 14,273,684 shares of common stock at a public offering price of $4.75 per share. We granted the underwriters a 30-day option to purchase up to an additional 2,141,052 shares of common stock offered in the public offering. The offering closed on February 5, 2021 and gross proceeds of the offering were approximately $67.8 million, prior to deducting the underwriting discount and other estimated offering expenses. On February 10, 2021, the underwriters of the public offering exercised in full their option to purchase an additional 2,141,052 shares of common stock at the public offering price of $4.75 per share, bringing total gross proceeds to approximately $78.0 million before underwriting discount.

We believe that our cash resources as of December 31, 2020, along with the additional funding received subsequent to year-end, will be sufficient to meet our projected operating requirements, which include a potential increase over our current R&D rate of expenditures, through at least the year 2023. Such projections are subject to changes in our internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity. We anticipate incurring operating losses for the next several years as we support the preclinical and clinical activities necessary to prepare our drug candidates for successful out licensing, including our efforts to expand our technologies. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, there is no assurance that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.

February 2020 Stock Offering

In February 2020 we entered into subscription agreements with certain institutional investors for the sale of up to 1,250,000 shares of our common stock (taking into account the one-for-six reverse stock split completed January 29, 2021) and warrants to purchase 937,501 shares of common stock (taking into account the one-for-six reverse stock split completed January 29, 2021) at a combined public offering price of $4.80 per share and related warrant. The warrants were exercisable commencing six months from the date of issuance at a price of $6.30 per share and will expire five years from the date they are first exercisable. The offering closed on February 10, 2020 and gross proceeds of the offering were approximately $6.0 million, prior to deducting the placement agent fees and other estimated offering expenses.

Lincoln Park Equity Line

In November 2020, we entered into a purchase agreement (the 2020 Purchase Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). Pursuant to the terms of the 2020 Purchase Agreement, Lincoln Park agreed to purchase from us up to $22.0 million of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Purchase Agreement, at the time we signed the 2020 Purchase Agreement, we issued 126,699 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2020 Purchase Agreement. During the year ended December 31, 2020, pursuant to the 2020 Purchase Agreement, we sold Lincoln Park 638,203 shares of common stock, and issued a total of 133,017 commitment shares, at an average price of $4.30 per share, resulting in gross proceeds of $2.7 million. We terminated the 2020 Purchase Agreement on February 2, 2021.

ATM Agreements

In July 2020, we entered into a new At Market Issuance Sales Agreement with Oppenheimer & Co. Inc. (the 2020 ATM Agreement). Pursuant to the terms of the 2020 ATM Agreement, the Company was able to sell from time to time through Oppenheimer shares of the Company’s common stock with an aggregate sales price of up to $15.0 million. During the year ended December 31, 2020, pursuant to the 2020 ATM Agreement, the Company issued 471,405 shares of common stock at an average price of $6.11 per share, resulting in net proceeds of $2.8 million.

In addition, at December 31, 2020, we had 26,966 shares of our common stock subscribed in ATM transactions under the 2020 ATM Agreement for net proceeds, after deducting commissions and other transaction costs, of approximately $0.1 million at an average selling price of $4.96 per share. Accordingly, we have recorded a subscription receivable of $0.1 million as a reduction of stockholders' equity in our consolidated balance sheet as of December 31, 2020. We terminated the 2020 ATM Agreement on February 2, 2021.

In July 2019, we entered into an at-the-market equity agreement (the 2019 ATM Agreement) with Oppenheimer & Co. Inc. During the year ended December 31, 2020, pursuant to the 2019 ATM Agreement, we issued 1,412,017 shares of common stock at an average price of $8.68 per share, resulting in net proceeds of $11.9 million. We paid a commission to Oppenheimer equal to 3.0% of the gross proceeds from the sale of our common stock under the 2019 ATM Agreement. In the third quarter of 2020, the 2019 ATM Agreement expired and was terminated.

The following table sets forth the primary sources and uses of cash for the years indicated (in thousands):

	For the Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(17,771)	$(17,198)
Net cash used in investing activities	(374)	(51)
Net cash provided by financing activities	22,549	20,854
Effect of exchange rate changes on cash and cash equivalents	34	(4)
Net change in cash and cash equivalents	$4,438	$3,601

Cash used in operating activities

Net cash used in operating activities was $17.8 million for the year ended December 31, 2020 compared to $17.2 million for the year ended December 31, 2019. This increase in use of cash for operations was mainly due to: 1) payments for developing, manufacturing and testing drug product as we prepared for clinical trials; 2) an increase in R&D employee and contractor headcount and associated payroll costs; 3) an increase in paid sponsored research and related expenses; and 4) an increase in license fees. These are all a reflection of the ongoing clinical and pre-clinical activity and the associated increase in G&A support for our three core drug technologies.

Cash used in investing activities

Net cash used in investing activities was $0.4 million for the year ended December 31, 2020 compared to $0.05 million for the year ended December 31, 2019. The increase relates to mass spectrometer equipment purchased for the lab in 2020. The equipment will be used to analyze uptake, metabolism, and tissue organ distribution of anti-cancer and anti-viral agents, which is critical for determination of pharmacokinetic and pharmacodynamic parameters of the drug.

Cash provided by financing activities

Net cash provided by financing activities was $22.5 million for the year ended December 31, 2020 compared to the prior period of $20.9 million. Net cash provided by financing in 2020 consisted primarily of net proceeds from issuance of common stock. The prior period financing activities consisted primarily of $19.3 million net proceeds from issuance of common stock, and $1.6 million net proceeds from the exercise of warrants.

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

Critical Accounting Policies and Significant Judgments and Estimates

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC).

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

Components of our Results of Operations and Financial Condition

Operating expenses

We classify our operating expenses into three categories: research and development, general and administrative and depreciation.

Research and development. Research and development expenses consist primarily of:

•	costs incurred to conduct research, such as the discovery and development of our product candidates;

•	costs related to production of clinical supplies, including fees paid to contract manufacturers and drug manufacturing costs;

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

Accounting for warrants

We issued warrants to purchase shares of common stock related to equity transactions in 2017, 2018, 2019, and 2020. We account for our warrants issued in accordance with Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, guidance applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings for liability classified warrants. Based on this guidance, we determined that certain of our warrants to purchase shares of common stock related to equity transactions in 2017, 2018, 2019, and 2020 meet the criteria for classification as a liability. Accordingly, the warrants were classified as a warrant liability and are subject to fair value remeasurement at each transaction and balance sheet date. The fair value was estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

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

Our financial assets and liabilities recorded at fair value on a recurring basis include the fair value of our warrant liability discussed below. The fair value of this warrant liability associated with the February 2017, February 2018, June 2018, March 2019, April 2019, and February 2020 Offerings (Offerings) are included in long-term liabilities on the accompanying financial statements as of December 31, 2020 and 2019 respectively.

We estimated the fair value of the warrant liability issued in our Offerings under ASC 820 as of their issuance date for financial reporting purposes. We used the Black-Scholes option pricing model (BSM) to determine the fair value of the warrants. The BSM model is acceptable in accordance with GAAP. The BSM requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the weighted average term of the Warrant.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon US Treasury bonds whose maturity period is appropriate for the term of the warrants and is calculated by using the average daily historical stock prices through the day preceding the grant date.

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the warrants. Where appropriate, we used the historical volatility of peer entities combined with our own due to the lack of sufficient historical data of our stock price during 2017-2019. In 2019 we began utilizing some our stock's own volatility in the estimated volatility in the BSM. Beginning in 2020, only the volatility of our stock was used in the BSM as we now have sufficient historic data in our stock price.

Changes in the fair value during the accounting period are shown as other income or expense.

Stock-based compensation

Stock based compensation transactions are recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. We estimate the fair value of options granted using the Black-Scholes option valuation model, and the fair value of restricted stock units using the closing price of our common stock as reported on the date of grant. The Black-Scholes estimate uses assumptions regarding a number of inputs that require us to make significant estimates and judgments. In 2019 we began utilizing some our stock's own volatility in the estimated volatility in the BSM. Beginning in 2020, only the volatility of our stock was used in the BSM as we now have sufficient historic data in our stock price.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an "emerging growth company" pursuant to the provisions of the Jumpstart Our Business Startups Act.

Remediation of a Prior Material Weakness

We previously identified and disclosed in our 10-K filed with the SEC on March 19, 2020, as well as in our quarterly reports for March 31, 2020, June 30, 2020, and September 30, 2020, a material weakness related to a lack of segregation of duties associated with the design of our internal controls.

With input and oversight from the Audit Committee, we implemented a remediation plan to ensure that control deficiencies contributing to the material weakness were remediated such that these controls will operate effectively. We took the following remediation actions which have facilitated the proper segregation of duties in the initiation of transactions, the recording of transactions, and the custody of assets:

•	Implemented new information technology systems and policies and procedures;
•	Management added additional accounting and IT personnel, including the use of qualified contractors;
•	Developed formalized accounting procedures and clearly defined authorities;
•	Engaged third party specialists to assess and document the design of our internal controls over financial reporting including the evaluation of proper segregation of duties, and to identify and evaluate any weaknesses in our information systems;
•	Reported regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

These actions resulted in an improved internal control environment with enhanced segregation of duties that were in place for a period of time to allow for our management to conclude, based on evidence obtained in validating the design and implementation of these controls, that we have fully remediated this material weakness as of December 31, 2020.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

Except for those remedial actions described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020 and is incorporated into this Annual Report on Form 10-K by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020 and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

a.	Documents filed as part of this Report

1.	Financial Statements

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

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to exhibit 3.1 of the Form S-1/A filed March 21, 2016)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed May 24, 2019)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed January 29, 2021)

3.4	Amended and Restated Bylaws of Moleculin Biotech., Inc. (incorporated by reference to exhibit 3.2 of the Form S-1/A filed March 21, 2016)

4.1	Form of Series A/B/C Warrant Agreement issued in February 2017 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 9, 2017)

4.2	Form of Warrant Agreement issued in February 2018 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 16, 2018)

4.3	Form of Warrant Agreement issued in June 2018 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed June 21, 2018)

4.4	Form of Warrant Agreement issued in March 2019 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed March 28, 2019)

4.5	Form of Underwriter Warrant Agreement issued in March 2019 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed March 28, 2019)

4.6	Form of Warrant Agreement issued in April 2019 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed April 24, 2019)

4.7	Form of Placement Agent Warrant Agreement issued in April 2019 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed April 24, 2019)

4.8	Form of Warrant Agreement issued in February 2020 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 6, 2020)

4.9	Form of Placement Agent Warrant Agreement issued in February 2020 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed February 6, 2020)

4.10*	Description of Registrant's Securities

10.1 **	Moleculin Biotech, Inc. Amended and Restated 2015 Stock Plan (incorporated by reference to Annex B to the preliminary proxy statement filed March 27, 2020)

10.2	Rights Transfer Agreement between Moleculin Biotech, Inc. and AnnaMed, Inc. (incorporated by reference to exhibit 10.2 of the Form S-1/A filed March 21, 2016)

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

10.13 **	Employment Agreement between Moleculin Biotech, Inc. and Jonathan P. Foster dated August 19, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed August 25, 2016)

10.14 **	Executive Employment Agreement between Moleculin Biotech, Inc. and Walter Klemp dated October 13, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 13, 2016)

10.15	Development Collaboration Agreement between Moleculin Biotech, Inc. and Dermin Sp. Z o. o. dated September 30, 2016 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed November 21, 2016)

10.16	Lease Agreement for 5300 Memorial (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed May 14, 2018)

10.17 †

Patent And Technology License Agreement dated February 12, 2018 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed May 14, 2018)

10.18	Sublicense Agreement dated as of February 19, 2019 entered into between the Company and WPD Pharmaceuticals. (incorporated by reference to Exhibit 10.21 of the Form 10-K filed February 21, 2019)

10.19	Sublicense Agreement dated as of February 19, 2019 entered into between the Company and Animal Life Sciences, LLC (incorporated by reference to Exhibit 10.22 of the Form 10-K filed February 21, 2019)

10.20	Consulting Agreement, dated March 16, 2020, entered into between the Company and Houston Pharmaceuticals, Inc. (HPI) (incorporated by reference to Exhibit 10.24 of the Form 10-K filed March 19, 2020)

10.21	Equipment Lab Letter, dated March 16, 2020, entered into between the Company and Houston Pharmaceuticals, Inc. (HPI) (incorporated by reference to Exhibit 10.25 of the Form 10-K filed March 19, 2020)

10.22

Scientific Advisory Board Agreement, dated February 28, 2020, entered into between the Company and Waldemar Priebe, PhD (incorporated by reference to Exhibit 10.26 of the Form 10-K filed March 19, 2020)

10.23*	Amended and Restated Sublicense Agreement entered into between the Company and WPD Pharmaceuticals dated March 22, 2021

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed February 21, 2019)

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman

Date: March 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter V. Klemp	Chief Executive Officer and Chairman	March 24, 2021
Walter V. Klemp	(Principal Executive Officer)

/s/ Jonathan P. Foster	Executive Vice President and	March 24, 2021
Jonathan P. Foster	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert George	Director	March 24, 2021
Robert George

/s/ Michael Cannon	Director	March 24, 2021
Michael Cannon

/s/ John Climaco	Director	March 24, 2021
John Climaco

/s/ Elizabeth Cermak	Director	March 24, 2021
Elizabeth Cermak

Moleculin Biotech, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Moleculin Biotech, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Moleculin Biotech, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 24, 2021

Moleculin Biotech, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$15,173	$10,735
Prepaid expenses and other current assets	2,025	2,749
Total current assets	17,198	13,484
Furniture and equipment, net of accumulated depreciation of $474 and $284, respectively	483	316
Intangible assets	11,148	11,148
Operating lease right-of-use asset	202	287
Total Assets	$29,031	$25,235

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,129	$2,153
Accrued expenses and other current liabilities	1,791	1,417
Total current liabilities	2,920	3,570
Operating lease liability - long-term, net of current portion	159	276
Warrant liability - long-term	8,192	5,818
Total Liabilities	11,271	9,664

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 authorized as of December 31, 2020 and December 31, 2019, 11,536,720 and 7,621,338 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	69	46
Additional paid-in capital	74,671	55,055
Subscription receivable	(129)	—
Accumulated other comprehensive income	65	31
Accumulated deficit	(56,916)	(39,561)
Total stockholders' equity	17,760	15,571

Total liabilities and stockholders' equity	$29,031	$25,235

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	December 31,
	2020	2019
Revenue	$—	$—
Operating expenses:
Research and development	12,757	11,013
General and administrative	6,785	6,312
Depreciation and amortization	200	199
Total operating expenses	19,742	17,524

Loss from operations	(19,742)	(17,524)

Other income:
Gain from change in fair value of warrant liability	2,346	4,062
Other income, net	28	15
Interest income, net	13	13
Net loss before taxes	(17,355)	(13,434)
Income tax benefit	—	229
Net loss	$(17,355)	$(13,205)

Net loss per common share - basic and diluted	$(1.76)	$(1.95)
Weighted average common shares outstanding, basic and diluted	9,845,685	6,786,901

Comprehensive loss:
Net loss	$(17,355)	$(13,205)
Other comprehensive income (loss):
Foreign currency translation	34	(4)
Comprehensive loss	$(17,321)	$(13,209)

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,355)	$(13,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	199
Stock-based compensation	1,680	1,537
License rights expense settled in stock	—	490
Loss (gain) from sale of fixed assets	6	(1)
Change in fair value of warrant liability	(2,346)	(4,062)
Operating lease, net of sublease receipts	85	(14)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	724	(1,909)
Accounts payable	(1,024)	907
Accrued expenses and other current liabilities	259	(1,140)
Net cash used in operating activities	(17,771)	(17,198)
Cash flows from investing activities:
Purchase of fixed assets	(376)	(52)
Proceeds from sale of fixed assets	2	1
Net cash used in investing activities	(374)	(51)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	5
Proceeds from exercise of warrants	5	1,557
Payment of tax liability for vested restricted stock units	(17)	—
Proceeds from sale of common stock, net of issuance costs	22,561	19,292
Net cash provided by financing activities	22,549	20,854
Effect of exchange rate changes on cash and cash equivalents	34	(4)
Net change in cash and cash equivalents	4,438	3,601
Cash and cash equivalents, at beginning of year	10,735	7,134
Cash and cash equivalents, at end of year	$15,173	$10,735
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1
Cash paid for taxes	$24	$19
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$22
Subscription receivable	$129	$—
Research and development costs settled in stock	$—	$490

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except for shares and per unit)

	Common Stock		Common Stock Subscribed
	Shares	Par Value Amount	Shares	Par Value Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Subscription Receivable	Stockholders' Equity
Balance at December 31, 2018	4,754,829	$29	—	$—	$40,564	$(26,356)	$35	$—	$14,272
Issued for cash - sale of common stock in March 2019, net of issuance costs of $617	875,000	5	—	—	3,221	—	—	—	3,226
Issued to Lincoln Park - sale of common stock, net of $59 issuance costs	117,674	—	—	—	935	—	—	—	935
Issued for cash - sale of common stock in April 2019, net of issuance costs of $1,300	1,562,500	9	—	—	3,575	—	—	—	3,584
Common stock issued for license rights	71,663	1	—	—	489	—	—	—	490
Warrants exercised	235,505	2	—	—	4,729	—	—	—	4,731
Stock options exercised	4,167	—	—	—	5	—	—	—	5
Stock based compensation	—	—	—	—	1,537	—	—	—	1,537
Consolidated net loss	—	—	—	—	—	(13,205)	—	—	(13,205)
Cumulative translation adjustment	—	—	—	—	—		(4)	—	(4)
Balance at December 31, 2019	7,621,338	$46	—	$—	$55,055	$(39,561)	$31	$—	$15,571
Issued for cash - sale of common stock in February 2020, net of issuance costs of $709	1,250,000	7	—	—	559	—	—	—	566
Issued for cash - sale of common stock pursuant to the 2019 ATM Agreement, net of issuance costs of $471	1,412,017	8	—	—	11,778	—	—	—	11,786
Issued for cash - sale of common stock pursuant to the 2020 ATM Agreement, net of issuance costs of $108	471,405	3	—	—	2,770	—	—	—	2,773
Issued for cash - sale of common stock to Lincoln Park, net of issuance costs of $575	771,220	5	—	—	2,708	—	—	—	2,713
Subscription of common stock in connection with the 2020 ATM Agreement, net of commissions	—	—	26,966	—	129			(129)	—
Warrants exercised	750	—	—	—	9	—	—	—	9
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	9,990	—	—	—	(17)	—	—	—	(17)
Stock based compensation	—	—	—	—	1,680	—	—	—	1,680
Consolidated net loss	—	—	—	—	—	(17,355)	—	—	(17,355)
Cumulative translation adjustment	—	—	—	—	—		34	—	34
Balance at December 31, 2020	11,536,720	$69	26,966	$—	$74,671	$(56,916)	$65	$(129)	$17,760

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Consolidated Financial Statements

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with its focus on the treatment of highly resistant cancers and viruses through the development of its drug candidates, based substantially on discoveries licensed from with The University of Texas System on behalf of the MD Anderson Cancer Center, which we refer to as MD Anderson. MBI formed Moleculin Australia Pty. Ltd., (MAPL), a wholly owned subsidiary in June 2018, to perform certain preclinical development in Australia. This has enabled the Company to realize the benefits of certain research and development tax credits in Australia. In February 2019, the Company entered into an agreement with Animal Life Sciences, LLC (ALI), where the Company has granted a sublicense to ALI to research, develop, make, have made, use, offer to sell, sell, export or import and commercialize certain licensed products for non-human use and share development data. ALI issued to the Company a 10% interest in ALI. ALI converted into a corporation and became Animal Life Sciences, Inc.

The Company has three core technologies: 1) Annamycin which the Company believes is a "next generation" anthracycline; 2) Immune/Transcription Modulators, of which WP1066 is a member; and 3) Metabolism/Glycosylation Inhibitors, of which WP1122 is a member. The Company has four drug candidates, representing all three core technologies, and three of which have shown human activity in clinical trials. As of the end of 2020, those three drug candidates accounted for five clinical trials in the US and Europe. Two of those trials are ongoing externally funded studies of WP1066 in brain tumors. Two internally funded Phase 1 clinical trials, Annamycin in acute myeloid leukemia (AML), and WP1220 in cutaneous T-cell lymphoma (CTCL), were successfully concluded. An additional Phase 1/2 clinical trial of Annamycin in AML is also internally funded and is currently ongoing. In 2021, we anticipate the initiation of five new clinical trials in addition to the three trials continuing from 2020.

In late 2020, MBI received U.S. Food and Drug Administration (FDA) clearance to proceed with an additional Phase 1b/2 clinical trial of Annamycin for the treatment of sarcoma lung metastases and the Company is preparing to begin this trial in the US. MBI also plans to seek approval to begin a Phase 1/2 clinical trial of Annamycin in combination with Ara-C for the treatment of AML in Europe. MBI expects a second Phase 1b/2 clinical trial of Annamycin in sarcoma lung metastases to be primarily investigator-funded in Europe and the Company plans to begin a Phase 2 clinical study of WP1220 in CTCL. The Company is also working to initiate a clinical trial of WP1122, in either a Phase 1a/1b clinical trial in COVID-19 or a physician-sponsored clinical trial for a cancer indication, or both. The ultimate course of action depends on the outcome of additional regulatory and preclinical work. These trials may be internally or externally funded, depending on the timing and nature of the studies. In summary, we had five clinical trials underway or concluded in 2020 and we now expect up to eight clinical trials to be underway or approved in 2021.

The Company does not have manufacturing facilities and all manufacturing activities are contracted out to third parties. Additionally, the Company does not have and does not intend to have a sales organization. The Company’s overall strategy is to seek potential outlicensing opportunities with larger pharmaceutical companies who are better suited for the marketing, sales and distribution of our drugs once approved.

COVID-19 - In March 2020, the World Health Organization declared the outbreak of a novel Coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. The spread of COVID-19 has caused significant volatility in US and international markets, including Poland, where MBI conducts some of its clinical trials and Italy, where its drug supply is produced. There has been limited interruption of its drug supply, and most Polish clinics where the Company is conducting trials are limiting access for monitoring activities. Additionally, MBI believes COVID-19 has materially slowed the recruitment of patients for its trials. This could worsen or be alleviated at any time. Furthermore, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the US and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. Additionally, the Company believes that the potential for impact to its supply chain due to COVID-19 will be reduced as vaccine production normalizes throughout the industry. In light of current US trends with respect to COVID-19, MBI does not expect COVID-19 to materially impact recruitment for current or future US based trials as COVID-19 hospitalizations have recently decreased. However, the Company cannot be certain that these trends will continue and there is the possibility they may reverse.

2. Basis of presentation, principles of consolidation and significant accounting policies

Reverse Stock Split - On January 29, 2021, pursuant to authority granted by our stockholders, our board of directors approved a one-for-six reverse stock split of our common stock and the filing of an amendment to our amended and restated certificate of incorporation to effectuate the reverse stock split. The amendment was filed with the Secretary of State of the State of Delaware and the reverse stock split became effective in accordance with the terms of the amendment at 5:00 p.m. Eastern Time on January 29, 2021 (the “Effective Time”). The amendment provides that, at the Effective Time, every six shares of our issued and outstanding common stock will automatically be combined into one issued and outstanding share of common stock, without any change in par value per share, which will remain $0.001. The accompanying consolidated financial statements and notes to the consolidated financial statements gives retroactive effect to the reverse stock split for all periods presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in the Form 10-K may be slightly different than previously reported due to rounding up of fractional shares as a result of the Reverse Stock Split.

Basis of Presentation - The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC).

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

Liquidity and Financial Condition - The Company is an early stage and emerging growth company (EGC) and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities.

For the years ended December 31, 2020 and 2019, the Company incurred net losses of $17.4 million and $13.2 million, respectively, and had net cash flows used in operating activities of $17.8 million and $17.2 million, respectively. At December 31, 2020, the Company had an accumulated deficit of $56.9 million and cash of $15.2 million. Subsequent to December 31, 2020, we issued equity and received gross proceeds of $80.9 million, described more fully below. The Company expects its cash on hand as of December 31, 2020 plus the cash received subsequent to year-end will be sufficient to fund the Company's operations beyond the near term. Such projections are subject to changes in the Company’s internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity. The Company does not expect to experience positive cash flows from operating activities in the near future and anticipates incurring operating losses for the next few years as it supports the development of its core technologies to the point of generating revenue, most likely via outlicensing, and continues to invest in research and development for additional applications of the Company's core technologies and potentially increase its pipeline of drug candidates. The Company anticipates incurring operating losses for the next several years. If we need to raise additional capital in order to continue to execute our business plan, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less at the date of acquisition to be cash equivalents. Periodically in the ordinary course of business, the Company may carry cash balances at financial institutions in excess of the insured limits of $250,000.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Vendor prepayments and deposits	$1,281	$1,857
Prepaid insurance	579	352
Other current assets	164	529
Related party receivables	—	10
Non-trade receivables	1	1
Total prepaid expenses and other current assets	$2,025	$2,749

Vendor prepayments at December 31, 2020 and 2019 includes approximately $1.1 million and $1.5 million, respectively, for the expansion of Annamycin production commitments on a commercial scale currently expected to be delivered in the first half of 2021 for use in clinical trials.

Property and equipment - Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line depreciation method as follows:

Years
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

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at December 31, 2020 and 2019 (in thousands):

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability:
December 31, 2020	$8,192	$—	$—	$8,192
December 31, 2019	$5,818	$—	$—	$5,818

 The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2020 and 2019 (in thousands):

	Warrant Liability Current	Warrant Liability Long-Term	Warrant Liability Total
December 31, 2018	$180	$1,328	$1,508
Reclass of liability between long-term and current	(4,490)	4,490	—
Exercise of warrants	(3,174)	—	(3,174)
Issuances of warrants	11,546	—	11,546
Change in fair value - net	(4,062)	—	(4,062)
December 31, 2019	$—	$5,818	$5,818
Exercise of warrants	—	(4)	(4)
Issuances of warrants	—	4,724	4,724
Change in fair value - net	—	(2,346)	(2,346)
December 31, 2020	$—	$8,192	$8,192

The above table of Level 3 liabilities begins with the valuation as of December 31, 2018 and adjusts the balances for changes that occurred during the years. The ending balance of the Level 3 financial instrument presented above represent our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

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

Stock-based Compensation - Stock-based compensation expense includes the estimated fair value of equity awards vested or expected to vest during the reporting period. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, modifications to existing stock options, and equity classified warrants to be recognized in the consolidated statements of operations based on their fair values. The grant date fair value of stock options is determined using the Black-Scholes option pricing model and the grant date fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the date of grant (or if the date of grant is not a business day, on the business day prior to the date of the grant). The awards are subject to service vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term, net of forfeitures which are recognized as they occur. In 2019, compensation expense related to awards to non-employees with service-based vesting conditions was recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term. In 2020, compensation expense related to awards to non-employees with performance-based vesting conditions is recognized based on the grant date fair value. Effective January 1, 2020, the Company began using the volatility of its own stock since it now has sufficient historic data in its stock price.

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock were considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the years ended December 31, 2020, and 2019, approximately 3.6 million and approximately 2.0 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Research and Development Costs - Research and development costs are expensed as incurred.

Subsequent Events - The Company’s management reviewed all material events through the date these consolidated financial statements were issued for subsequent event disclosure consideration as described in Note 9 and elsewhere in other notes to the financial statements.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU 2018-13). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adoption of this pronouncement effective January 1, 2020 did not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (ASU 2019-12). ASU 2019-12 modifies the requirements for the timing of adoption of enacted change in tax law. The effects of changes on taxes currently payable or refundable for the current year must be reflected in the computation of annual effective tax rate in the first interim period that includes the enactment date of the new legislation, beginning after December 15, 2020. Early adoption is permitted upon issuance of this ASU. The Company adoption of this pronouncement effective December 15, 2020 did not have a material impact on the Company's consolidated financial statements.

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

3. Intangible Assets

In conjunction with its acquisition of Moleculin, LLC in 2016, the Company recognized an intangible asset for acquired in-process research and development (IPR&D) related to the acquired WP1066 portfolio. As our WP1066 portfolio is currently in development, the Company’s IPR&D intangible asset will not be amortized until development is complete. If the associated research and development effort is abandoned, the Company’s IPR&D intangible asset will be written-off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. IPR&D was $11.1 million as of December 31, 2020 and 2019, respectively.

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities at December 31, 2020 and 2019 consist of the following components (in thousands):

	December 31,
	2020	2019
Accrued chemistry manufacturing and control costs	$460	$49
Accrued payroll and bonuses	426	436
Accrued clinical activities	281	93
Accrued legal, regulatory, and professional	178	272
Accrued license fees and sponsored research agreements	166	201
Operating lease liability - current	118	103
Accrued other	84	164
Related party payable	78	99
Total accrued expenses and other current liabilities	$1,791	$1,417

Additionally, Accounts payable includes $48,000 and zero as of December 31, 2020 and 2019, respectively, for a related party payable to HPI.

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

Liability classified warrants are valued at fair value at the date of issue and at each reporting date pursuant to FASB ASC 820, Fair Value Measurement, (ASC 820) and is reflected as a warrant liability on our consolidated balance sheet with the change in the warrant liability during each reporting period is reflected as a gain (loss) from change in fair value of warrant liability in our consolidated statement of operations.

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

At December 31, 2020 and 2019, the Company has the following warrants outstanding:

	Number of Shares Under Outstanding Warrants at December 31, 2020	Number of Shares Under Outstanding Warrants at December 31, 2019	Weighted Average Exercise Price at December 31, 2020	Remaining Contractual Life at December 31, 2020 (Years)
Liability Classified Warrants (1)
Issued February 2017	67,349	67,349	$8.42	1.1
Issued February 2018	378,951	378,951	16.80	2.6
Issued June 2018 (2)	123,836	123,836	12.20	2.9
Issued March 2019	263,507	264,257	6.60	3.2
Issued April 2019	875,001	875,001	10.50	3.3
Issued February 2020	1,025,001	—	6.30	4.6
	2,733,645	1,709,394	$9.45
Equity Classified Warrants
Issued May 2016 - Bonwick	17,970	17,970	$45.00	0.3
Issued July 2017 - Consulting (3)	25,001	25,001	15.64	1.6
Issued April 2018 - Consulting	16,667	16,667	18.00	0.2
Issued August 2019 - Consulting	25,000	25,000	9.84	1.6
Issued April 2020 - Consulting	16,667	—	6.84	4.3
Issued December 2020 - Consulting	8,334	—	4.72	5.0
	109,639	84,638	$17.32
Balance outstanding	2,843,284	1,794,032	$9.75

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

(2) Includes warrants to purchase 118,372 shares at an exercise price of $12.12, expiring December 22, 2023, and warrants to purchase 5,464 shares at an exercise price of $13.92, expiring June 21, 2023.

(3) Includes warrants to purchase 16,667 shares at an exercise price of $14.46 and warrants to purchase 8,334 shares at an exercise price of $18.00.

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

The assumptions used in determining the fair value of the Company’s outstanding liability classified warrants are as follows:

Year Ended December 31,
	2020	2019
Risk-free interest rate	0.1% to 0.3%	1.6% to 1.7%
Volatility	113.7% to 127.4%	97.5% to 107.5%
Expected life (years)	1.1 to 4.6	2.1 to 4.3
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the year ended December 31, 2020 and related information follows:

	Number of Shares Under Warrant	Range of Warrant Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	1,709,394	6.600 to16.8080	$11.33	4.0
Granted	1,025,001	6.300 to6.3030	$6.30	4.6
Exercised	(750)	6.600 to6.6060	$6.60	—
Expired	—	—	$—	—
Outstanding at December 31, 2020	2,733,645	6.300 to16.8080	$9.45	3.6

Vested and Exercisable at December 31, 2020	2,733,645	6.300 to16.8080	$9.45	3.6

In connection with the Company's stock offering that closed in February 2020, the Company issued warrants to purchase 937,501 shares of its common stock, that are exercisable six months from the date of issuance, at a price of $6.30 per share, subject to adjustment in certain circumstances, and expire five years from the date they are first exercisable, and issued Oppenheimer & Co. Inc. a warrant (Underwriter Warrant) to purchase up to 87,500 shares of its common stock with an exercise price of $6.30 per share, subject to adjustment in certain circumstances, which expires in February 2025.

For a summary of the changes in fair value associated with our warrant liability for the years ended December 31, 2020 and 2019, see Note 2. Basis of presentation, principles of consolidation and significant accounting policies – Fair Value of Financial Instruments.

Equity Classified Warrants

In December 2020, equity warrants to purchase up to 8,334 shares of common stock were issued to a consultant, with vesting contingent on certain conditions focused on executing licensing arrangements.

In April 2020, equity warrants to purchase up to 16,667 shares of common stock were issued to a consultant, with vesting contingent on certain conditions focused on generating up to $10.0 million of approved research and development expenditures on the Company's drug portfolio.

At December 31, 2020 the Company had 109,639 equity classified warrants outstanding and 85,472 warrants were exercisable. At December 31, 2019, the Company had 84,638 equity classified warrants outstanding and all were exercisable.

The Company recorded stock compensation expense for the non-employee consulting agreements of $5,000 and $94,000 for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, there was $124,000 of unrecognized stock compensation expense related to the Company's equity-classified warrants.

6. Equity

The Company is authorized to issue 105,000,000 shares of which 5,000,000 shares of preferred stock are authorized and 100,000,000 shares of common stock are authorized.

Preferred Stock

Our certificate of incorporation authorizes the Company to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. As of December 31, 2020, the Company has not issued any preferred stock.

 Common Stock

February 2020 Stock Offering

In February 2020, the Company entered into subscription agreements with certain institutional investors for the sale by the Company of 1,250,000 shares of its common stock and warrants to purchase 937,501 shares of common stock at a combined public offering price of $4.80 per share and related warrant. The Company received total proceeds of $6.0 million, net of $0.7 million in transaction expenses. See Note 5 - Warrants for equity classified warrants granted during the year ended December 31, 2020.

Lincoln Park Transaction

In October 2018, the Company entered into a purchase agreement (the "Purchase Agreement") and a registration rights agreement (the "Registration Rights Agreement") with Lincoln Park Capital Fund, LLC (Lincoln Park). Pursuant to the terms of the Purchase Agreement, Lincoln Park agreed to purchase from us up to $20.0 million of our common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement. Pursuant to the terms of the Registration Rights Agreement, we filed with the SEC a registration statement to register for resale under the Securities Act the shares that have been or may be issued to Lincoln Park under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we issued 40,503 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement and agreed to issue an additional 20,252 commitment shares pro-rata when and if Lincoln Park purchased (at the Company's discretion) the $20.0 million aggregate commitment. The commitment shares were valued at $0.3 million, recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement. During the year ended 2019, the Company issued 117,674 shares to Lincoln Park which included 1,007 commitment shares for $1.0 million. In November 2020, the Company terminated its purchase agreement dated October 2018 with Lincoln Park.

In November 2020, the Company entered into a purchase agreement (the "2020 Purchase Agreement") and a registration rights agreement (the “2020 Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (Lincoln Park). Pursuant to the terms of the 2020 Purchase Agreement, Lincoln Park agreed to purchase from the Company up to $22.0 million of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Registration Rights Agreement, the Company filed with the SEC a registration statement to register the shares that have been or may be issued to Lincoln Park under the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Purchase Agreement, at the time the Company signed the 2020 Purchase Agreement and the 2020 Registration Rights Agreement, the Company issued 126,699 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2020 Purchase Agreement and agreed to issue an additional 50,680 shares pro-rata when and if Lincoln Park purchases (at the Company’s discretion) the $22.0 million aggregate commitment. The commitment shares were valued at $0.5 million, recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement. During the year ended December 31, 2020, the Company issued 771,220 shares, which included 133,017 commitment shares for net proceeds of $2.2 million. The Company terminated the 2020 Purchase Agreement on February 2, 2021.

At Market Issuance Sales Agreements (ATM)

In July 2019, the Company entered into an At Market Issuance Sales Agreement (the “2019 ATM Agreement”) with Oppenheimer & Co. Inc. (the “Agent”). Pursuant to the terms of the 2019 ATM Agreement, the Company was able to sell from time to time through the Agent shares of the Company’s common stock, with an aggregate sales price of up to $15 million (the “Shares”). The Company agreed to pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Shares sold under the Agreement and reimburse the Agent for certain expenses. The Company also provided the Agent with customary indemnification rights. During the year ended December 31, 2020, pursuant to the 2019 ATM Agreement, the Company issued 1,412,017 shares of common stock at an average price of $8.68 per share, resulting in net proceeds of $11.9 million. In the third quarter of 2020, the 2019 ATM Agreement expired and was terminated.

In  July 2020, we entered into a new At Market Issuance Sales Agreement with Oppenheimer & Co. Inc. (the "2020 ATM Agreement"). Pursuant to the terms of the 2020 ATM Agreement, the Company was able to sell from time to time through Oppenheimer shares of the Company’s common stock with an aggregate sales price of up to $15.0 million. During the year ended December 31, 2020, pursuant to the 2020 ATM Agreement, the Company issued 471,405 shares of common stock at an average price of $6.11 per share, resulting in net proceeds of $2.8 million.

In addition, at December 31, 2020, we had 26,966 shares of our common stock subscribed in ATM transactions under the 2020 ATM Agreement for net proceeds, after deducting commissions and other transaction costs, of approximately $0.1 million at an average selling price of $4.96 per share. Accordingly, we have recorded a subscription receivable of $0.1 million as a reduction of stockholders' equity in our consolidated balance sheet as of December 31, 2020. The Company terminated the 2020 ATM Agreement on February 2, 2021.

Adoption of 2015 Stock Plan

In December 2015, the Board of Directors of the Company approved the Company’s 2015 Stock Plan, which was amended in April 2016, April 2018, and June 2020. The expiration date of the plan is December 5, 2025 and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants under the plan is currently 1,750,001 shares, including the amendments. The awards under the 2015 Stock Plan can be in the form of stock options, stock awards, stock unit awards, or stock appreciation rights. On June 15, 2020, the stockholders approved an amendment to the 2015 Plan to, among other things, increase the number of shares of common stock authorized for issuance under the 2015 Plan by 1,000,000 shares.

Stock-based Compensation and Outstanding Awards

Under the terms of the Company’s 2015 Stock Plan, as amended, and approved by its stockholders in June 2020, 1,750,001 shares of the Company’s common stock are available for grant to employees, non-employee directors and consultants. The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, or stock appreciation rights. As of December 31, 2020, there were 726,493 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation expense for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2020	2019
General and administrative	$1,347	$1,324
Research and development	333	213
Total Stock-Based Compensation	$1,680	$1,537

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

Year Ended December 31,
	2020	2019
Risk-free interest rate	0.2% to 0.6%	1.6% to 2.2%
Volatility	122.5% to 128.0%	85% to 110%
Expected life (years)	3.7 to 6.3	5.3 to 6.3
Expected dividend yield	—%	—%

Stock option activity for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	639,353	$9.53	$13.55	8.3	$—
Granted	267,468	$4.96	$5.66
Exercised	—	$—	$—
Forfeited	(3,334)	$5.34	$6.36
Outstanding, December 31, 2020	903,487	$8.19	$11.24	7.9	$—
Exercisable, December 31, 2020	364,852	$11.23	$16.39	6.9	$—

Options granted during 2020 have an aggregated fair value of $1.3 million that was calculated using the Black-Scholes option-pricing model. At December 31, 2020, total compensation cost not yet recognized was $2.6 million and the weighted average period over which this amount is expected to be recognized is 2.5 years. The aggregate fair value of options vesting in the years ended December 31, 2020 and 2019 was $1.5 million and $1.3 million, respectively. In July 2020, the Company granted 224,964 employee stock options. In August 2020, the Company issued 16,667 options to Dr. Waldemar Priebe, one of the Company's founders and chair of the Company's Scientific Advisory Board. In October 2020, the Company granted 6,667 stock options, with 3-year annual vesting upon appointment of Elizabeth Cermak to the Company's Board of Director's.

Restricted Stock

Restricted stock units are granted with a grant date fair value determined using the closing price of the Company's common stock on the grant date. Restricted stock units vest annually in four equal installments. Additionally, the Company's restricted stock unit agreements provide for full vesting of the restricted stock award in the event of a change of control of the Company.

Restricted stock unit activity for the year ended  December 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested Shares, December 31, 2019	52,818	$7.86	3.5
Granted	58,869	$5.57
Vested	(13,205)	$7.86
Unvested Shares, December 31, 2020	98,482	$6.49	3.0

As of December 31, 2020, total compensation cost not yet recognized was $0.5 million and the weighted average period over which this amount is expected to be recognized is 3.0 years.

7. Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2020	2019
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	(229)
Current income tax benefit	—	(229)
Deferred expense (benefit):
Federal	—	—
State	—	—
Foreign	—	—
Deferred income tax expense	—	—
Total	$—	$(229)

The following summarizes activity related to the Company’s valuation allowance (in thousands):

	Year Ended December 31,
	2020	2019
Valuation allowance at beginning of period	$9,418	$5,855
Income tax benefit	4,449	3,563
Release of valuation allowance	—	—
Valuation allowance at end of period	$13,867	$9,418

A reconciliation of the income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2020		2019
	Amount	Percent	Amount	Percent
Federal tax benefit at statutory rate	$3,645	21.0%	$2,773	21.0%
State tax benefit net of federal	44	0.3%	(4)	(0.0)%
Foreign rate differential	6	0.0%	11	0.1%
Stock warrant costs	493	2.8%	853	6.5%
Other permanent differences	(63)	(0.4)%	(72)	(0.5)%
Permanent provision to return items	361	2.1%	107	0.8%
Stock compensation change	12	0.1%	(34)	(0.3)%
Research and development tax credits	—	—%	229	1.7%
Uncertain tax provision	(48)	(0.3)%	(33)	(0.3)%
Other	—	—%	(38)	(0.3)%
Increase in valuation allowance	(4,450)	(25.6)%	(3,563)	(27.0)%
Total tax (expense) benefit	$—	—%	$229	1.7%

The principal components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Start-up costs	$4,158	$2,991
Federal net operating loss carryforwards	7,982	5,376
State tax loss carryforwards	48	19
Foreign net operating loss carryforwards	126	51
Tax credit carryforward	670	405
ROU Liability	58	—
Deferred compensation	880	609
Total deferred tax assets	$13,922	$9,451
Less valuation allowance	(13,867)	(9,418)
Net deferred tax assets	$55	$33
Deferred tax liabilities:
Fixed assets	$(12)	$(33)
ROU Asset	(43)	—
Total deferred tax liabilities	$(55)	$(33)
Net deferred taxes	$—	$—

The Company has incurred net operating losses since inception. As of December 31, 2020, the Company had total U.S. federal operating loss carry forwards of approximately $38 million. Of this, $6.0 million will expire commencing in 2035, with the rest having no set expiration date. The value of these carryforwards depends on the Company’s ability to generate taxable income. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates of the carry forwards the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. Under the new tax laws, net operating loss carry forwards will not expire beginning for losses generated in the 2018 tax year. However, these net operating losses will only be able to offset 80% of future taxable income. However, with the signing of the CARES Act net operating loss carryforwards created in 2018, 2019, and 2020 are able to offset 100% of future taxable income. Finally, the Company has not undertaken a detailed analysis of the application of IRC Section 382 with respect to limitations on the utilization of net operating loss carryforwards and other deferred tax assets. However, the Company believes that this matter is not material to the overall tax position within the financial statements due to the full valuation allowance against the net operating losses and the lack of utilization of the net operating losses during tax years open under statute.

The Company conducts business in various locations and, as a result, files income tax returns in the United States Federal jurisdiction and in multiple state jurisdictions. As of December 31, 2020, the Company had state operating losses of approximately $1.2 million which expire commencing in 2032. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

Management has evaluated the positive and negative evidence for the realizability of its deferred tax assets. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2020. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $13.9 million and $9.4 million has been established at December 31, 2020 and 2019, respectively. The change in the valuation allowance for the year ended December 31, 2020 was primarily due to additional operating losses and capitalized research costs.

The Company undertakes research and development (R&D) activities that qualify for certain tax credits for US and Australian income tax purposes. The Company has a full valuation allowance against its U.S. federal R&D tax credits. For the 2018 tax year, the Company claimed an Australian credit of approximately $0.2 million on its 2018 Australian tax return. For the 2020 tax year, the potential U.S. and Australian research and development tax credits are not expected to be significant.

The company has a liability for unrecognized tax benefits of $0.1 million (excluding accrued interest and penalties) as of December 31, 2020.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance, beginning of year	$72	$38
Additions for tax positions related to the current year	—	—
Additions for tax positions related to prior years	46	34
Reductions due to lapse of statutes of limitations	—	—
Decreases related to settlements with tax authorities	—	—
Balance, end of year	$118	$72

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to  December 31, 2020 within the next year.

8. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of December 31, 2020.

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

In August 2019, the Company entered into an Amended Lease Agreement (the "Lab Lease") which it uses for lab space. The term of the Lease began in September 2019 and will continue for an initial term of 35 months, with no further right or option to renew. The Company is required to remit base monthly rent which will increase at an average approximate rate of 3% each year. The Lab Lease is classified as an operating lease. In August 2019, the Company entered into a sublease with a related party, Houston Pharmaceuticals, Inc. (HPI). The Company has granted HPI access to all of its Lab Lease space and HPI has agreed to pay the Company 50% of the Company's rent payable under the Lab Lease less 50% of any benefits from any sublease or other lab service agreement the Company may receive from its Lab Lease. Although HPI has access to the Company's Lab Lease space, it is the intent of the parties that they equally share the Lab Lease space for research purposes. The Company recorded approximately $42,000 and $14,000 in sublease income from the related party for the year ended December 31, 2020 and December 31, 2019, respectively. Sublease income is recorded as other income on the Company's condensed consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2020, the Company did not enter into any lease arrangements requiring any additional right-of-use assets or liabilities to be recorded.

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in profit or loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The following summarizes quantitative information about the Company's operating leases for the years ended  December 31, 2020, and December 31, 2019, respectively (in thousands):

	Year Ended December 31,
	2020	2019
Lease cost:
Operating lease cost	$116	$60
Short-term lease cost	17	43
Variable lease cost	29	27
Total	$162	$130

Other supplemental cash flow information for operating leases is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$134	$74
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$321

As of December 31, 2020, future minimum leases under ASC 842 under the Company's operating leases were as follows (in thousands):

Maturity of lease liabilities	As of December 31, 2020
2021	$138
2022	105
2023	56
2024	10
2025	—
2026 and thereafter	—
Total lease payments	309
Less: imputed interest	(32)
Present value of operating lease liabilities	$277

As of December 31, 2020, the weighted average remaining lease term for operating leases is 2.5 years, and the weighted average discount rate is 9.6%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses an incremental borrowing rate based on a peer analysis using information available at the commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Licenses

MD Anderson

Under agreements associated with Annamycin, the WP1122 Portfolio and the WP1066 Portfolio all described below, the Company is responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees can cost as high as $0.1 million depending upon the anniversary, milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $0.5 million. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $0.6 million. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $255,000 and $240,000, respectively, for the years ended December 31, 2020 and 2019. On June 29, 2017, the Company entered into an agreement with MD Anderson licensing certain technology related to the method of preparing Liposomal Annamycin. On March 22, 2021, after a determination that the Company did not intend to pursue development of WP1732, the Company entered into a termination of the license agreement dated February 12, 2018 with MD Anderson related to WP1732.

WP1122 Portfolio

The rights and obligations to an April 2012 Patent and Technology License Agreement entered into by and between IntertechBio and MD Anderson (the “IntertechBio Agreement”) have been assigned to MBI. Therefore, MBI has obtained a royalty-bearing, worldwide, exclusive license to intellectual property, including patent rights, related to our WP1122 Portfolio and to our drug product candidate, WP1122. This agreement was amended in May 2020 to allow for the extension of certain milestones. The initial milestone required the Company to file an IND with the FDA for a Phase I study by February 20, 2021. The Company extended the deadline for this milestone by six months by making the required extension payment, and the Company has the right to receive two additional six-month extensions in the future by making additional extension payments.

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

HPI

MBI entered into an outlicensing agreement with HPI, pursuant to which it granted certain intellectual property rights to HPI, including rights covering the potential drug candidate, WP1066 (HPI Out-Licensing Agreement). Under the HPI Out-Licensing Agreement the Company was required to make quarterly payments totaling $0.75 million for the first twelve quarters following the effective date of the HPI Out-Licensing Agreement, or May 2, 2016, in consideration for the right to development data related to the development of licensed products. Notwithstanding the Company's obligation to make the foregoing payments, the HPI Out-Licensing Agreement did not obligate HPI to conduct any research or to meet any milestones. Upon payment in the amount of $1.0 million to HPI within three years of the effective date of the HPI Out-Licensing Agreement (HPI Option Repurchase Payment) MBI regained all rights to the licensed subject matter and rights to any and all development data and any regulatory submissions including any IND, NDA or ANDA related to the licensed subject matter and can end the license without any other obligation other than the aforementioned quarterly payments. The option repurchase payment was paid on April 30, 2019 for $1.0 million and, accordingly, the HPI Out-Licensing Agreement was terminated. The $1.0 million payment was accrued and expensed under research and development in 2018. Total expenses related to HPI were $284,000 and $75,000, for the years ended December 31, 2020 and 2019, respectively. On March 16, 2020, the Company entered into two agreements with HPI. The first agreement, which has a term of two years, continues a prior consulting arrangement with HPI on the Company's licensed molecules and requires payments for $43,500 per quarter to HPI. The second agreement, which can be cancelled with sixty days notice by either party, allows the Company's employees access to laboratory equipment owned by HPI and this requires a payment of $15,000 per quarter to HPI.

Sponsored Research Agreements with MD Anderson

In January 2017, MBI amended its Sponsored Laboratory Study Agreement with MD Anderson where it was extended to the end of October 2018. In December 2017, MBI extended this Agreement until the end of October 2019 for total payment amount of $347,000 spread over that period of time. In September 2018, the Company extended this Agreement until the end of October 2020 for total payment amount of $395,000 spread over that period of time. In June 2019, the Company amended the Agreement to support the continuation of the project for total payment amount of $438,000. In October 2019, the Company amended the agreement until the end of October 2021 for a total additional payment amount of $395,000. In February 2021, the Company amended the agreement until the end of December 2022 for a total additional payment amount of $1.0 million. The expenses recognized under the MD Anderson agreement with regards to the Sponsored Laboratory Study were $629,000 and $544,000, respectively for the years ended December 31, 2020 and 2019.

Other Licenses

Dermin

In 2015, we obtained the rights and obligations for certain patent and technology development and license agreements with Dermin Sp. Zoo (Dermin). In connection with such agreements, certain intellectual property rights related to Annamycin, our WP1122 portfolio, and our WP1066 portfolio have been licensed to Dermin and Dermin has been granted a royalty-bearing, exclusive license to manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property. With respect to Annamycin, the license is limited to the countries of Poland, Ukraine, Czech Republic, Hungary, Romania, Slovakia, Belarus, Lithuania, Latvia, Estonia, Netherlands, Turkey, Belgium, Switzerland, Austria, Sweden, Greece, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland, Kazakhstan, Russian Federation, Uzbekistan, Georgia, Armenia, Azerbaijan and Germany; provided that we have the right to remove Germany from the list of covered territories with a $0.5 million payment. With respect to WP1122, the license is limited to the countries of Belarus, Russia, Kazakhstan, Uzbekistan, Turkmenistan, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Ukraine. With respect to WP1066, the license is limited to the countries of Belarus, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Slovakia and Ukraine. In each case, Dermin will pay a royalty for the sale of any licensed product in the licensed territories and will pay all out-of-pocket expenses incurred in filing, prosecuting and maintaining the licensed patents for which the license has been granted in the licensed territories. Dermin also agreed to provide a percentage of certain consideration that Dermin receives pursuant to sublicense agreements. In July 2019, Dermin assigned its rights under the foregoing license agreements to an affiliated entity, Exploration Invest Pte Ltd. (Exploration). On July 30, 2019, the Company and Exploration entered into a License Modification Agreement pursuant to which the Company agreed to issue Exploration shares of Company common stock valued at $0.5 million (based on the greater of the closing price of the common stock on the date of the agreement or the 10-day average closing price prior to the date of the agreement) in exchange for the modifying the license agreements to: (i) limit the licensed territory solely to Poland; and (ii) limit the patent rights and technology rights licensed to Exploration to the patent rights and technology rights that existed on the date the original license agreements were entered into with Dermin. In August 2019, the Company issued 71,663 shares of Company common stock to Exploration to satisfy this commitment.

WPD Pharmaceuticals

In February 2019, the Company sublicensed certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio to WPD Pharmaceuticals sp. z o.o. (WPD), which sublicense was amended on March 22, 2021 (such agreement as amended, the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, one of the Company's founders and largest shareholder. Under the WPD Agreement, the Company granted WPD a royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in the countries of Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland (“licensed territories”).

In consideration for entering into the WPD Agreement, WPD agreed that it must use Commercially Reasonable Development Efforts to develop and commercialize products in the licensed territories. For purposes of the WPD Agreement, the term “Commercially Reasonable Development Efforts” means the expenditure, either directly or through the guarantees of grants, by or on behalf of WPD or any of its affiliates of at least: (i) $2.5 million during the first four years of the agreement on the research, development and commercialization of products in the licensed territories; and (ii) $1.0 million annually for the four years thereafter on the research and development of products in the licensed territories. This license is subject to the terms in the prior agreements entered into by the Company with Dermin and MDA. WPD is actively seeking Polish government grants for research involving licensed drug candidates. Prior to approval of the original WPD Agreement, the Company's board of directors received a fairness opinion from Roth Capital Partners, LLC that stated that it was their opinion that the consideration the Company will receive from WPD pursuant to the WPD Agreement is fair, from a financial point of view, to the Company. Prior to approval of the amendment to the WPD Agreement, the Company's board of directors received a fairness opinion from Maxim Group LLC that stated that it was their opinion that the consideration the Company will receive from WPD pursuant to the amended WPD Agreement is fair, from a financial point of view, to the Company.

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

Employment Agreements

 The Company has agreements with certain executive and other employees to provide benefits in the event of termination. The base salary and certain other benefits would aggregate approximately $0.9 million using the rate of compensation in effect at December 31, 2020.

9. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, see below for a discussion of our subsequent events occurring after December 31, 2020.

Reverse Stock Split

On January 29, 2021, pursuant to authority granted by our stockholders, the Company's board of directors approved a one-for-six reverse stock split of our common stock and the filing of an amendment to the Company's amended and restated certificate of incorporation to effectuate the reverse stock split. The amendment was filed with the Secretary of State of the State of Delaware and the reverse stock split became effective in accordance with the terms of the amendment at 5:00 p.m. Eastern Time on January 29, 2021 (the “Effective Time”). The amendment provides that, at the Effective Time, every six shares of the Company's issued and outstanding common stock will automatically be combined into one issued and outstanding share of common stock, without any change in par value per share, which will remain $0.001. The accompanying consolidated financial statements and notes to the consolidated financial statements gives retroactive effect to the reverse stock split for all periods presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in the Form 10-K may be slightly different than previously reported due to rounding of fractional shares as a result of the Reverse Stock Split.

Issuances of Equity and Warrant Exercises

Subsequent to December 31, 2020, the Company issued equity and received gross proceeds of $80.9 million. During January 2021 it issued approximately 469,000 shares for gross proceeds of $2.9 million using its At The Market Agreement with Oppenheimer & Co., Inc., discussed above. Additionally, on February 3, 2021, MBI announced the pricing of an underwritten public offering of an aggregate of 14,273,684 shares of common stock at a public offering price of $4.75 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 2,141,052 shares of common stock offered in the public offering. The offering closed on February 5, 2021 and gross proceeds of the offering were approximately $67.8 million, prior to deducting the underwriting discount and other estimated offering expenses. On February 10, 2021, the underwriters of the public offering exercised in full their option to purchase an additional 2,141,052 shares of common stock at the public offering price of $4.75 per share, bringing total gross proceeds to approximately $78.0 million before underwriting discount. Subsequent to December 31, 2020 and through the date of filing of these financial statements, 10,000 shares were issued due to the exercise of various warrants related to past public offerings. Gross proceeds due to these exercises approximated $63,000.