Form 10-K
period 2021-12-31
Moleculin Biotech, Inc.
filed 2022-03-24
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Accelerated filer ☐	Emerging growth company ☐

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $101 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 14, 2022 was 28,578,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•	The success or the lack thereof, including the ability to recruit subjects, for a variety of reasons, of our clinical trials through all phases of clinical development;
•	Our ability to satisfy any requirements imposed by the FDA (or its foreign equivalents) as a condition of our clinical trials proceeding or beginning as planned;
•	The COVID-19 pandemic effect on our clinical trials, clinical drug candidate supplies, preclinical activities and our ability to raise future financing;
•	Our ability to obtain additional funding to commence or continue our clinical trials, fund operations and develop our product candidates;
•	The need to obtain and retain regulatory approval of our drug candidates, both in the United States and in Europe, and in countries deemed necessary for future trials;
•	Our ability to complete our clinical trials in a timely fashion and within our expected budget and resources;
•	Compliance with obligations under intellectual property licenses with third parties;
•	Any delays in regulatory review and approval of drug candidates in clinical development;
•	Potential efficacy of our drug candidates;
•	Our ability to commercialize our drug candidates;
•	Market acceptance of our drug candidates;
•	Competition from existing therapies or new therapies that may emerge;
•	Potential product liability claims;
•	Our dependency on third-party manufacturers to successfully, and timely, supply or manufacture our drug candidates for our preclinical work and our clinical trials;
•	Our ability to establish or maintain collaborations, licensing or other arrangements;
•	The ability of our sublicense partners to successfully develop our product candidates in accordance with our sublicense agreements;
•	Our ability and third parties’ abilities to protect intellectual property rights;
•	Our ability to adequately support future growth; and
•	Our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K in the case of forward-looking statements contained in this Form 10-K.

PART I

References in this Annual Report on Form 10-K to “MBI”, "Moleculin" or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc.

ITEM 1. BUSINESS

Overview

Our Business

We are a clinical stage pharmaceutical company with a growing pipeline of clinical programs for the treatment of highly resistant cancers and viruses. We have three core technologies, based substantially on discoveries made at and licensed from MD Anderson Cancer Center (MD Anderson) in Houston, Texas. We have six drug candidates, three of which have now shown human activity in clinical trials.

Core Technologies

Our core technologies consist of the following: a) Annamycin, a “next generation” anthracycline designed to be different than currently approved anthracyclines by eliminating cardiotoxicity and avoiding the multidrug resistance mechanisms that can limit the efficacy of the approved products. (Annamycin has shown no cardiotoxicity in subjects treated to date in Moleculin’s clinical trials); b) our WP1066 Portfolio, which includes WP1066 and WP1220, two of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription) among other transcription factors associated with tumor activity, while also stimulating a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs); and c) our WP1122 Portfolio, which contains compounds (including WP1122, WP1096, WP1097) designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells.

Clinical Trials

In the US and Europe, we have completed or are currently conducting clinical trials for three of our drug candidates – Annamycin, WP1066, and WP1220. All trials are or were in the Phase 1 portion, except the WP1220 trial, which was a proof-of-concept clinical trial. During 2021, we had four active clinical trials evaluating either Annamycin or WP1066 in the US and Europe. In 2021 and early 2022, there were also three “right-to-try” (or their foreign equivalent) uses of Annamycin and WP1066. Of the four clinical trials active in 2021, two of those are internally funded trials (the difference between “internally” and “externally” funded trials is discussed below) of Annamycin. One is studying relapsed and refractory acute myeloid leukemia (AML) in Europe, and one is investigating soft tissue sarcoma metastasized to the lungs (STS lung metastases) in the US. The other two trials are externally funded studies of WP1066 in brain tumors, both in the US, one of which was terminated during the year because the Principal Investigator in that trial moved to a new institution. We successfully concluded an internally funded Phase 1 AML clinical trial in Europe in early 2022, establishing a Recommended Phase 2 Dose (RP2D) for Annamycin as a single agent. We are in the process of locking the database and beginning the completion of the Clinical Study Report (CSR) for that study.

During 2021, we filed applications or began recruiting for four clinical trials in the US and Europe. The investigational new drug (IND) application in the US for a Phase 1b/2 trial of Annamycin for the treatment of STS lung metastases was filed in late 2020 with the US Food and Drug Administration (FDA). The IND went into effect in early 2021 and this trial began recruiting subjects shortly thereafter. In 2021, we also filed and received clearance for an IND for a Phase 1 trial for WP1122 treating glioblastoma multiforme (GBM) in adults, and consistent with our strategy of leveraging external funding for many of our clinical trials, we intend to seek opportunities for an investigator-initiated clinical trial in cancer patients in 2022. We also filed in October 2021 a clinical trial application (CTA) to commence a Phase 1a clinical trial of WP1122 in the United Kingdom for the treatment of COVID-19 for which we later received the appropriate authorization to proceed. In early March 2022, we filed an amended protocol with both the Riverside Ethics Committee and Medicines and Healthcare Products Regulatory Agency (MHRA). The amendment updated the level of dilution of the oral solution to ensure that WP1122 is fully dissolved in a wider range of pharmacy environments. We believe that the risk/benefit aspect of the study was not affected by this change. Once this amendment is approved, we expect this internally funded trial to begin in the first half of 2022.

We also filed a CTA in Poland in November 2021 for a Phase 1/2 trial for the treatment of relapsed and refractory AML with a combination of Annamycin and Cytarabine (AnnAraC) for which we received Central Ethics approval in December 2021. Upon receipt of approval from the Office for Registration of Medicinal Products, Medical Devices and Biocidal Products (URPL), we plan to proceed with this trial. This trial builds on the safety and dosage data from the two successfully concluded single agent Annamycin AML Phase 1 trials in the US and Europe and is supported by preclinical animal data from our ongoing sponsored research at MD Anderson. The AnnAraC trial is expected to begin during the first half of 2022.

In addition to the trials described above, we expect that an investigator sponsored trial will be initiated in Europe in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung metastases. During 2022, we may also have another investigator led trial outside of the US (partially internally funded) focused on the use of WP1122 for the treatment of subjects with COVID-19. The volatility and unpredictability of COVID-19 incidence in various countries may limit our ability to recruit certain subjects and could make it infeasible for us to conduct a Phase 2 clinical trial on a timely basis, or at all. As mentioned earlier, the WP1066 brain tumor trial at MD Anderson was terminated in 2021, as the original lead physician investigator moved to another institution. We expect another externally funded Phase 1/2 investigator led trial to replace the MD Anderson trial in 2022. That trial’s IND will likely reference our WP1066 GBM IND filed in early 2022, once cleared by the FDA. We expect this new trial to investigate WP1066 in combination with radiation for the treatment of adult brain tumors.

As summarized and explained further below, we expect up to ten clinical trials (or more, if we proceed with a COVID-19 trial in addition to the UK trial) to be active or concluded by the end of 2022.

Clinical Summary as of this filing[1] Unless CSR Completed – Data are preliminary and subject to change
Drug Candidate	Trial / Indication / Location	Phase (Funding Source: Internal unless noted as External)	Status	Comments	Safety Data	Human Activity
Annamycin	MB-104 / R/R AML / US	1/2	Phase 1 concluded and CSR completed. Phase 2 start awaits further data from other trials	Maximum Dose allowed per protocol 120 mg/m2	Met safety endpoints; no cardiotoxicity	14.3% MLFS (subtherapeutic dose level when compared to MB-105)
Annamycin	MB-105 / R/R AML / Poland	1/2	Phase 1 concluded and database lock is in process	Maximum Dose and RP2D 240 mg/m2	Met safety endpoints; no cardiotoxicity	60% ORR in last cohort (2 PRs and 1 CRi)
Annamycin	MB-107 / STS Lung Metastases / US	1b/2	In Phase 1b; cohort 4 at 390 mg/m2; cohort expanded due to DLT	Recruiting and estimate expansion phase in 2022	No cardiotoxicity to date	Some subjects exhibited stable disease with one PR as best overall response to date
Annamycin in Combination with Cytarabine	MB-106 / R/R AML / Europe	1/2	Expected to begin recruiting Phase 1 in 2022	CTA submitted, awaiting approval	Not applicable as trial has not started (N/A)	N/A
Annamycin	IIT / STS Lung Metastases / Poland	1b/2 External	Expect to begin Phase 1b recruiting in 2022	Investigator led trial with a different dosing regimen than MB-107	N/A	N/A
WP1066	IIT / Adult GBM / US	1 External	Terminated by site	Investigator left for another institution	No drug related serious adverse events noted	No activity demonstrated. RP2D or MTD not established.
WP1066 in combination with radiation	IIT / Adult GBM / US	1 External	Expect to begin recruiting in 2022	To be led by investigator with prior experience with WP1066	N/A	N/A
WP1066	IIT / Pediatric Brain Tumors / US	1 External	In Dose Level 3 at 8mg/kg	Ongoing recruitment	No drug related serious adverse events noted	1 DIPG patient had a temporary clinical response
WP1220	MB-201 / CTCL / Poland	1b / Proof of Concept	Concluded and CSR completed	Believe results warrant a Phase 2 study	Met safety endpoints	60% of subjects documented PR
WP1122	MB-301 / COVID-19 / UK	1a	Expect to begin in first half of 2022	First in human trial for WP1122	N/A	N/A

1 This is a summary of the detailed discussion below and does not include compassionate use/right-to-try usage of our drug candidates. Terms are defined elsewhere in this document including “internal” versus “external” funding. Additionally, “Met safety endpoints” means that no drug-related serious and unexpected adverse events occurred as defined in the trial protocol. All data presented are preliminary unless a CSR has been issued for the trial referenced.

Human Activity

Three of our drug candidates have shown activity in humans to date. Prior to 2021, a US Phase 1 trial for Annamycin in AML successfully met its safety endpoint (including the absence of cardiotoxicity) and demonstrated human activity in the reduction of circulating bone marrow blasts despite the trial being conducted at what were expected to be subtherapeutic dosages (not exceeding 120 mg/m2) based on the European AML study. This US study’s CSR was issued in 2021. In the final cohort of the European Phase 1 single-agent Annamycin trial, where the RP2D was determined to be 240 mg/m2, there was a preliminary objective response rate (ORR) of 60% (three out of five) in subjects receiving a full course of treatment.

In an investigator-initiated trial (IIT) trial of WP1066 (our lead inhibitor of p-STAT3) for the treatment of pediatric brain tumors, both a clinical and an objective response was demonstrated in a patient with diffuse interstitial pontine glioma (DIPG), one of several indications for which WP1066 has been granted a “rare pediatric disease” designation, which could potentially qualify WP1066 for a priority review voucher upon approval of a New Drug Application (NDA).

The CSR issued in 2021 for a clinical trial of WP1220, another drug candidate in the WP1066 Portfolio, for the topical treatment of cutaneous T-cell lymphoma (CTCL) documented in 60% of subjects (3 out of 5) PR that was confirmed by a subsequent evaluation one month later with one of the subjects having a near total resolution of their lesions (93% decrease). The median time to PR was 56 days. Stable disease was the best response documented for remaining 40% of subjects (2 out of 5), resulting in clinical benefit for 100% of subjects. All subjects (100%) survived up to 112 days of follow-up.

Funding Strategy

By “internally funded” we mean that the primary costs of the preclinical activity and clinical trials are funded and sponsored by us. By “externally funded” we mean that the preclinical work is performed by external collaborators and for the clinical trials are physician-sponsored or IITs. For externally funded research, any grant funds that support such preclinical work or clinical trials and most of the associated expenses do not flow through our financial statements. For externally funded preclinical activities and clinical trials, we do provide drug product and other supporting activities for which costs are shown in our financial statements.

Additionally, we are seeking collaborative partners to further clinical research on all three of our core programs. Specifically, we have ongoing discussions with potential partners to support a Phase 2 clinical trial of WP1220 in CTCL. The ultimate course of action depends on the outcome of additional regulatory and preclinical work. These trials may be internally or externally funded, depending on the timing and nature of the studies. Utilizing our sponsored research, we are further evaluating WP1122 and other molecules in that portfolio (WP1096 and WP1097) for the treatment of COVID-19 and other viruses. These discussions, unless otherwise described herein, are preliminary. The volatility and unpredictability of COVID-19 incidence in various countries may limit our ability to recruit certain subjects and could make it infeasible for us to conduct a Phase 2 clinical trial on a timely basis, or at all.

Working Environment

Our headquarters and laboratory are in Houston, Texas, and our workforce, as of year-end 2021, consisted of twenty-one full and part-time employees, including contractors devoting more than 20 hours per week, in the US and Europe, which are leveraged with other service providers and contractors worldwide working in a primarily virtual environment, even prior to the COVID-19 pandemic. This number increased to twenty-two in early 2022. We do not have manufacturing facilities and all manufacturing activities are contracted out to third parties. Additionally, we do not have a sales organization. Our overall strategy is to seek the best value for our shareholders either via potential outlicensing or collaborative opportunities with other pharmaceutical companies with existing marketing, sales and distribution or via the development of contracted marketing, sales and distribution capability if and when our drugs are approved.

The spread of COVID-19 has caused significant volatility in US and international markets, including Poland, where we conduct some of our clinical trials, and Italy, where our drug supply is produced. There has been limited temporary interruption of our drug supply, and the ability to monitor activities were limited at most Polish clinics where we are conducting trials, which could delay our ability to collect data and authorize new subject recruitment. Additionally, we believe COVID-19 has materially slowed the ability of approved sites to recruit subjects for our trials in Poland. Although, the impact of the pandemic appears to be lessened, this continues to be a volatile situation that could continue to improve or worsen at any time. Furthermore, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, including the impact on the US and international economies and, as such, we are therefore unable to determine if those circumstances will have a material impact to our operations.

Additionally, war, terrorism, geopolitical uncertainties (such as the current crisis in Ukraine) and other business interruptions could cause damage to, disrupt or cancel the conduct of our clinical trials on a global or regional basis, which could have a material adverse effect on our business, clinical sites or vendors with which we do business. Such events could also decrease the availability of subjects interested or able to enroll in our clinical trials or make it difficult or impossible for us to deliver products and services to our clinical investigational sites. In addition, territorial invasions can lead to cybersecurity attacks on technology companies, such as ours, located outside of the conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. While having operations in neighboring Poland, we have no operations directly in Russia or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, will escalate and result in broad economic and security conditions or rationing of medical supplies or production facilities, which could limit our ability to conduct clinical trials or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties.

We cannot determine whether these events will materially impact our overall business and operations, recruitment, and our drug supply in the future.

Mission and Strategy Overview

We are a clinical stage pharmaceutical company with a growing pipeline of clinical development programs for the treatment of highly resistant cancers and viruses. For cancers, these include AML, GBM, STS lung metastases, pancreatic cancer, CTCL, other vital organ metastases, and others. With regard to viruses, our current focus is the possible treatment of COVID-19, its variants and potential future coronaviruses, while additional preclinical work has demonstrated possible activity against HIV, Zika, and Dengue fever. Our diverse pipeline of technologies was built around the recognition that many highly resistant tumors tend to have a common set of traits, including an increase in multidrug resistance mechanisms, an evasion of the natural immune system, a marked upregulation of certain key oncogenic transcription factors and an increased dependence on glycolysis for energy production. Many of these traits are also common to certain viruses and we believe each of these elements may be addressed by the unique and innovative mechanisms introduced by one or more of our three core technologies. As detailed within, although we have conducted a significant amount of preclinical and early-stage clinical work that we consider promising, there is no guarantee that any future study will be conducted or will be successful, or that our product candidates, if approved, will ultimately be successfully commercialized.

We believe our technologies may provide an opportunity to help the many patients in need of alternative therapies, both as single agents and in combination with numerous existing technologies that often fail as tumors present immediate or acquired resistance. We believe showing even modest improvements in highly resistant cancers and viruses may lead to approval pathways that may potentially reduce the time and capital required to ultimately realize success.

Our technology is licensed from MD Anderson via exclusive licenses, which are discussed in more detail below. In February 2019, we announced our sublicensing agreement to WPD Pharmaceuticals (WPD), an entity associated with one of our cofounders and the chair of our science advisory board, Dr. Waldemar Priebe. WPD recently announced their facilitation of a grant equivalent to $1.5 million to the Maria Sklodowska-Curie National Research Institute of Oncology (MSCNRIO) to fund a Phase 1b/2 clinical trial of Annamycin for the treatment of STS lung metastases. The grant-funded clinical trial is led by Prof. Piotr Rutkowski, MD, PhD, Head of Department of Soft Tissue/Bone Sarcoma and Melanoma at the MSCNRIO in Warsaw, Poland. As we continue to generate additional human data, we intend to pursue additional strategic collaborations on a regional basis for each of our drug candidates. Additionally, we are independently exploring other grant funded opportunities.

This increase in potential outside funding should allow us to concentrate our internal resources primarily on Annamycin, WP1122, and alternate methods of delivery for WP1066. This allows us to prioritize our internal funding to core clinical trials that we think may lead to an approval pathway and/or a strategic licensing opportunity. Accordingly, we have increased our focus on clinical trial pathways for Annamycin, which is now in clinical trials for two different indications. We have now seen human activity in three drug candidates, some of which that we think are capable of supporting an approval pathway with continued positive developments in their respective clinical trials. We continue to internally fund our WP1122 antiviral program, as we now have an approved CTA for a Phase 1 clinical trial intended to establish an RP2D, however the volatility and unpredictability of COVID-19 incidence in various countries may limit our ability to recruit certain subjects and could make it infeasible for us to conduct a Phase 2 clinical trial on a timely basis, or at all. In addition, the FDA recently cleared an IND for the study of WP1122 in GBM and we intend to identify investigators interested in collaborating on the potential oncology indications for this drug candidate.

Intellectual Property

We have obtained worldwide, exclusive licenses from MD Anderson Cancer Center (MD Anderson) to issued US patents and pending US patent applications for each of our drug candidates, as well as pending foreign patent applications or issued foreign patents. With respect to certain patents or patent applications, we are co-owners with MD Anderson, in which instances we have exclusively licensed MD Anderson’s rights in those patents or patent applications. Where MD Anderson has sole ownership of patents licensed to us, MD Anderson is responsible for the prosecution and maintenance of those patent applications, with input from us and at our expense. Where MD Anderson jointly owns patent applications with us, we are responsible for prosecution and maintenance of those patents and patent applications at our expense. As new discoveries arise with respect to our drug candidates, we and MD Anderson seek to protect our rights to those inventions by filing new patent applications. There can be no assurance that patent applications will issue as patents or, with respect to issued patents, that they will provide us with significant protection.

Issued patents generally expire 20 years after their filing date, subject to adjustment or extension under certain circumstances. For instance, the expiration of US patents may be adjusted to account for prosecution delays, if any, by the United States Patent and Trademark Office (USPTO). Some jurisdictions, including the US and countries belonging to the European Patent Convention, will extend the expiration of an unexpired patent for an approved pharmaceutical product by some portion of time required for clinical development and regulatory review. We intend to seek patent term extensions for patents for our product candidates where available. In addition, certain pharmaceutical regulatory bodies, including the US FDA and the European Medicines Agency (EMA), provide some period of exclusivity for new pharmaceutical products independent of patent protection. In the US, regulatory exclusivity can range from three (3) years for a product with a previously approved active pharmaceutical ingredient to seven (7) years for a novel product designated as an Orphan Drug. We have obtained Orphan Drug designation (ODD) from the FDA for Annamycin for the treatment of AML and intend to seek ODD for Annamycin and other product candidates for other orphan diseases for which we seek to develop these drugs.

The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope.

Annamycin

We have pending patent applications directed to the synthetic processes for lyophilized Annamycin and for reconstitution of our Annamycin drug product candidate. We have exclusively licensed MD Anderson’s rights in these applications, which are co-owned by MD Anderson and us. The applications are pending in jurisdictions worldwide, including but not limited to Australia, Brazil, Canada, China, European Patent Organization, Japan and the US Both applications have a filing date of June 25, 2020. We also have rights to a patent application, filed on November 23, 2020, directed to the use of Annamycin for the treatment of certain lung cancers.

p-STAT3 Inhibitors

WP1066. We have rights to four issued US patents for WP1066. These patents claim WP1066 and other molecules, as well as methods of treating disease using WP1066. Foreign counterparts to the US patents are issued in Canada, Europe, Israel, India, Japan and South Korea. These patents have an international filing date in December 2004, and in certain instances have had the patent term adjusted. We also have rights to a patent application directed to the combination of WP1066 with checkpoint inhibitors.

WP1220. We have rights to three issued US patents which claim compositions of WP1220, as well as foreign counterparts issued in China, Eurasia, Europe, Japan, Mexico, New Zealand, Singapore and Ukraine. These patents have an international filing date in June 2009. In addition, we have rights to an issued US patent for the treatment of skin disorders using WP1220, with a filing date in September 2009.

WP1122

We have rights to an issued US patent with claims to compositions of WP1122 and methods for treating cancer using WP1122, with an international filing date in June 2009. We also have rights to foreign counterparts issued in China, Europe, and Japan. In addition, we have rights to US and foreign patent applications directed to the treatment of viral diseases with WP1122 and other anti-metabolites including WP1096 and WP1097, with a filing date in March 2021.

Our Drug Candidate Programs

Annamycin Program

Overview

We consider Annamycin to be a "next generation" anthracycline, unlike any currently approved anthracyclines, as it is designed to avoid multidrug resistance mechanisms and cardiotoxicity (the efficacy of all currently approved anthracyclines is limited by both multidrug resistance and cardiotoxicity). Our preclinical studies support this intended design and, to date, we have demonstrated no signs of cardiotoxicity in our three Phase 1 clinical trials utilizing Annamycin as assessed, as recently as January 2022, by an expert in cardiotoxicity associated with chemotherapy at the Cleveland Clinic. Additionally, we reported from our clinical trials evidence that Annamycin may have a substantially lower incidence of alopecia (hair loss) than currently prescribed anthracyclines such as doxorubicin.

The FDA granted Orphan Drug Designation (ODD) to Annamycin for the treatment of AML and for soft tissue sarcomas, which means the agency believes we have established a medically plausible basis for using the drug for those indications. Additionally, Fast Track Designation was also granted by the FDA for Annamycin for both the treatment of AML and STS lung metastases. A drug that receives Fast Track designation is eligible for some or all of the following:

•	More frequent meetings with FDA to discuss the drug's development plan and ensure collection of appropriate data needed to support drug approval;
•	More frequent written communication from FDA about such things as the design of the proposed clinical trials and use of biomarkers;
•	Eligibility for other FDA expedited programs, if relevant criteria are met; and
•	New Drug Application (NDA) for review by FDA, rather than waiting until every section of the NDA is completed before the entire application can be reviewed. NDA review usually does not begin until the sponsor has submitted the entire application to the FDA

A Phase 1 clinical trial of Annamycin as a single agent for the treatment of relapsed and refractory (R/R) AML in the US was successfully concluded in 2020. The FDA requested that we demonstrate that Annamycin could be safely administered to subjects up to the lifetime maximum allowable level of anthracycline (LTMAD) established by the FDA and the trial met this primary endpoint. The FDA established the LTMAD because of concerns about cardiotoxicity associated with currently approved anthracyclines when administered above the LTMAD. An updated independent safety review in early 2022 of certain preliminary data of the first 30 subjects in our three Annamycin clinical trials (treating both AML and STS lung metastases) concluded there was no evidence of cardiotoxicity. 19 of the 30 subjects evaluated had been treated above the LTMAD and none have shown evidence of any cardiotoxicity.

As a result of discussions with the FDA, we focused our continuing efforts on establishing an RP2D for Annamycin in our Phase 1/2 single agent R/R AML clinical trial Europe, which was ongoing throughout 2021. In February 2022, we successfully concluded the Phase 1 portion of that trial and established the RP2D of 240 mg/m2. In that trial we continue to demonstrate no signs in cardiotoxicity in subjects treated. In the final cohort, five subjects received a full course of Annamycin and demonstrated an ORR of 60% with two partial responses (PRs) and one complete response with incomplete recovery of neutrophils and/or platelets (CRi). In light of recent preclinical research suggesting that the combination of Annamycin with Cytarabine (AnnAraC) may be more effective for R/R AML patients than Annamycin as a single agent, we have elected to begin the process of commencing a Phase 1/2 clinical trial in Europe evaluating AnnAraC rather than to expend resources on the expansion (Phase 2) arm of the single agent trial. These preclinical animal studies showed that AnnAraC was 68% more effective (median overall survival or OS) than Annamycin as a single agent and 241% more effective than Cytarabine (also known as Ara-C) alone.

Accordingly, we filed a CTA with the URPL in Poland in November 2021 for a Phase 1/2 trial treating AML with AnnAraC and received approval in December 2021 from the Bioethics Committee of the Medical University of Karol Marcinkiewicz in Poznań (Ethics Committee). We are in correspondence with the URPL and expect to receive their approval and to begin this trial in the first half of 2022. We can provide no assurance that such approval will be received.

We received clearance from the FDA to proceed with a Phase 1b/2 clinical trial of Annamycin as a potential treatment for soft tissue sarcomas (STS) metastasized to the lungs. Our preclinical work on Annamycin demonstrated activity against certain cancers (including STS) metastasized to the lungs. In December 2020, the FDA allowed our IND to go into effect to study Annamycin for the treatment of soft tissue sarcoma lung metastases. This allowed us to begin a Phase 1b/2 clinical trial in the US for patients with STS lung metastases after first-line therapy for their disease. The trial began in the first half of 2021. In December 2021, we reported preliminary interim results from this clinical trial as we concluded the safety review of the third cohort and opened the fourth cohort in a dose escalation trial, which continues to document preliminary clinical activity for this drug. We are currently in the fourth cohort and have expanded the cohort due to a dose limiting toxicity (DLT). The first three subjects in this cohort preliminarily exhibited stable disease per the protocol after two cycles and continued in the study. Due to the DLT, the fourth cohort is being expanded to enroll an additional three subjects at this dose level. In the absence of any additional DLTs at this dose level, we have the option to continue escalation to explore the fifth cohort at 450 mg/m2 dose level or to declare the RP2D to be 390 mg/m2.

Additionally, we announced in February 2021 promising preclinical studies involving Annamycin targeting osteosarcoma metastasized to the lungs. Via our sponsored research, we plan to further investigate the treatment of other cancer metastases and other cancers such as liver, colorectal, and pancreatic cancers among others.

Prior Development

We took over the development of Annamycin after two prior drug development companies, Callisto Pharmaceuticals and Aronex Pharmaceuticals, ceased development work for various clinical and business reasons, leading to the termination of their INDs by the FDA. The basis for our decision to proceed notwithstanding the most recent prior developer’s abandoning the project is that we believed the actual clinical data as reported by Dr. Robert Shepard, our Chief Medical Officer and the prior developer’s Chief Medical Officer at the time of the clinical trials, to the 2009 Annual Meeting of the American Society of Clinical Oncology (ASCO), and as further reported by the Principal Investigators of the clinical trials in a peer-reviewed journal article (Clin Lymphoma Myeloma Leuk. 2013 August; 13(4): 430-434. doi:10.1016/j.clml.2013.03.015.), supported further clinical evaluation. In addition, the conclusion published in the 2013 Clinical Lymphoma, Myeloma & Leukemia Journal article was that “Single agent nanomolecular liposomal annamycin appears to be well-tolerated and (demonstrates) evidence of clinical activity as a single agent in refractory adult ALL.” As reported in both the ASCO presentation and the 2013 journal article referenced, the definition of efficacy is based on the following Response Criteria: “Response criteria were achievement of CR defined as ≤5% blasts, granulocyte count of ≥1×109/L, and a platelet count of ≥100×109/L. Partial remission was defined the same as CR, except for the presence of 6% to 25% blasts. Hematologic improvement was defined as for CR but platelet count of ≥1×109/L.” The summary of subject response from the 2013 journal article reads: “After determining the MTD, a 10-patient phase IIA was conducted. Eight of the patients completed one cycle of the three days of treatment at the MTD. Of these, five (62%) demonstrated encouraging anti-leukemic activity with complete clearing of circulating peripheral blasts. Three of these subjects also cleared bone marrow blasts with one subsequently proceeding onto successful stem cell transplantation. The other two subjects developed tumor lysis syndrome and unfortunately expired prior to response assessment.” In our review of these trials, we confirmed that the activity demonstrated in this summary corresponds with a “Partial Remission” as described in the Response Criteria and that the three subjects who “cleared bone marrow blasts” correspond with “CR” (Complete Response).

The Callisto trial was the second trial to study Annamycin in acute leukemia. The first trial was sponsored by Aronex Pharmaceuticals. When Callisto acquired the technology and made changes in manufacturing methods, they had to conduct another Phase 1 dose ranging trial. Both trials yielded some human activity with Annamycin in AML but at different MTDs. We believe the different MTDs were due to subtle differences in the manufacturing and reconstitution processes of Aronex and Callisto, mainly regarding liposomes.

The production of liposome formulated anthracyclines is very sensitive to subtle changes in production method and starting materials. It is partly for this reason that, more than 10 years later and with entirely new contractors, we had to run additional Phase 1 dose ranging studies and the technology we assisted in developing yielded additional new patent applications for formulation and reconstitution of Annamycin.

The Importance of No Cardiotoxicity

We have received multiple reports from an independent expert cardiology assessment and the last such report in January 2022 continued to confirm the absence of any cardiotoxicity relating to treatment with Annamycin in our three Phase 1 clinical trials to date. That report updated the independent safety review of certain preliminary data for the first 30 subjects in our clinical trials in the US and Europe with Annamycin targeting AML and the STS lung metastases which concluded there was no evidence of cardiotoxicity. The review included analysis of ejection fraction, echo strain and certain troponin levels intended to assess the potential for both acute and chronic heart damage. Additionally, we reported evidence that Annamycin may have a substantially lower incidence of alopecia (hair loss) than currently prescribed anthracyclines such as doxorubicin. Although 65%-92% of subjects treated with doxorubicin typically experience hair loss, the incidence to date in subjects treated with Annamycin is less than 10% (Gonzalez et al. 2018; DOXORUBICIN HYDROCHLORIDE -package insert. New York, NJ: Pfizer Injectables; 2019). Alopecia is considered an important factor in quality of life for many cancer patients.

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

Two key factors limit the safety and effectiveness of anthracyclines: cardiotoxicity and multidrug resistance. We believe Annamycin may significantly reduce the impact of these two factors. If early human data from the clinical activity thus far are borne out, of which there can be no assurance, Annamycin may ultimately provide clinically meaningful benefits over currently approved anthracyclines in treating certain cancers. Preliminary data from very early-stage clinical trials suggest acute leukemia as a potentially opportune indication in which to further study Annamycin.

One of the key dose-limiting toxicities associated with currently available anthracyclines (including the anthracycline in the approved drug, Vyxeos) is the propensity to induce life-threatening heart damage (also known as cardiotoxicity). This is a particularly significant risk for pediatric leukemia patients, whose life spans can be severely shortened by the induction therapy intended to cure them of acute leukemia. In the animal model recommended by the FDA as an indicator of human cardiotoxicity, the non-liposomal (free) form of Annamycin has been shown to be significantly less likely than doxorubicin to create heart lesions in mice, and the liposomal formulation (L-Annamycin) has been shown in these same models to have reduced cardiotoxicity to the point where it is unlikely to cause harm to human patients. If this same characteristic continues to be shown in humans, it may allow Annamycin to be used more aggressively to help patients achieve remission. This would be especially valuable in the case of pediatric acute leukemia (both AML and ALL) because of the potential impact of cardiotoxicity on long-term survival. In our clinical trials for Annamycin, we are collecting data to further validate the design intent of Annamycin to have little or no cardiotoxicity. Unless otherwise noted, all of our references to Annamycin refer to the liposomal form (L-Annamycin).

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

Annamycin as a Single Agent in AML

The prior development history of Annamycin in acute leukemia suggested that a possible approval pathway exists by positioning Annamycin as a single agent for the treatment of R/R AML. Notwithstanding the recent approval of multiple drugs for this indication, most of these drugs are targeted therapies that are helpful to only a small percentage of the overall AML patient population. A significant unmet need still exists for those patients that are refractory to or relapse from the traditional first-line induction therapy (known as “7+3”) designed to induce remission of AML and, in some cases, prepare patients for a curative bone marrow transplant. Unfortunately, the majority of AML patients do not respond adequately to the current first-line therapies. In addition, approximately 40% of AML patients are deemed “unfit” for 7+3 due to the intensity of this chemotherapy. We estimate that a significant portion of those patients are deemed unfit because of the potential for cardiotoxicity inherent in the anthracyclines currently used in 7+3. Given its lack of cardiotoxicity, single agent Annamycin may also provide a viable treatment alternative for such patients. Hence our initial clinical trials in R/R AML, as discussed more fully below, were focused on Annamycin as a single agent, and establishing an RP2D, which we were able to establish in early 2022.

Annamycin in Combination with Cytarabine (also known as Ara-C) in AML

As a part of our ongoing sponsored research at MD Anderson, animal testing has indicated that the combination of Annamycin with Ara-C (AnnAraC) provides a synergistic effect that is more effective in AML mouse models than either drug alone. These data were presented at the 62nd Annual Meeting & Exposition of the American Society for Hematology (ASH) under the title: "High Efficacy of Liposomal Annamycin (L-ANN) in Combination with Cytarabine in Syngeneic p53-null AML Mouse Model."

This study was conducted in a highly aggressive AML mouse model where median survival is approximately 13 days. For animals treated with AnnAraC, median survival ranged from 56 to 76 days, thus expanding median survival by 585%, with some animals, after treatment, having no signs of any tumors. Additionally, when looking at median overall survival (OS), AnnAraC demonstrated a 68% improvement in the OS compared to Annamycin as a single agent and a 241% increase in OS compared to Cytarabine alone. We believe these experiments support initiation of clinical development of the combination of Annamycin and Ara-C in AML patients.

Although Annamycin has already shown human activity as a single agent in its two Phase 1 AML clinical trials and has shown no signs of cardiotoxicity, the observed synergy in vitro and confirmatory in vivo data suggest that the combination of Annamycin and Ara-C could be more effective in a clinical setting than Annamycin as a single agent. This would be consistent with current practice to use Ara-C in combination with an anthracycline like Annamycin. The current first-line therapy for AML patients is the combination of an anthracycline and Ara-C in a regimen referred to as "7+3" where Ara-C is administered daily for 7 days in parallel with 3 daily doses of an anthracycline. Simply substituting the currently used anthracycline in a similar 7+3 regimen with Annamycin would represent a familiar and well-practiced treatment modality. Beyond that, we believe it would have the added advantages that Annamycin has been shown in published research to be active against tumor cells resistant to doxorubicin and, importantly, has the potential to remove the concern for cardiotoxicity, a significant toxic side effect of currently used anthracyclines. Thus, we are now focusing our efforts on an AnnAraC trial for the treatment of AML in Europe in the first half of 2022.

Annamycin as a Single Agent in STS Lung Metastases

We announced in April 2019 that our ongoing sponsored research at MD Anderson demonstrated that Annamycin can significantly improve survival in an aggressive form of triple negative breast cancer metastasized to the lungs in animal models. We know that Annamycin was previously shown to be significantly more potent than doxorubicin in both Lewis lung carcinoma in vivo and small cell lung cancer in vitro models. In addition to seeing activity in animal models of triple negative breast cancer metastasized to the lungs, we are also seeing activity in colon cancer metastasized to the lungs. The particular animal models used in our testing are considered to represent very aggressive forms of cancer.

Furthermore, a poster entitled, "Liposomal annamycin inhibition of lung localized breast cancer," was presented at the San Antonio Breast Cancer Symposium held in December 2019. The published poster (https://www.moleculin.com/san-antonio-bc-symposium-poster/) shows substantially increased survival in both triple negative breast cancer and colon cancer lung metastases animal models. It should also be noted that treatment with Annamycin resulted in long-term survival of a significant number of animals, even when cancer was reintroduced into the animals post initial treatment, suggesting the development of beneficial immune memory. A reduction in tumor growth was demonstrated as well as a reversal of tumor activity resulting in an almost complete reduction of tumor burden.

We announced in early 2021 that Annamycin demonstrated consistently high antitumor activity in vivo in tested animal models of different types of lung-localized cancers, including sarcoma. These promising findings correlate with surprisingly high uptake of Annamycin to the lungs in animal models. We found in our studies that the Annamycin uptake is over 30-fold higher than that of doxorubicin, the primary first-line chemotherapy for soft tissue sarcoma. The limited pulmonary uptake of doxorubicin in animal models may help explain its limited activity against STS lung metastases in humans. Additionally, our clinical data to date show no cardiotoxicity associated with the use of Annamycin, and the published research demonstrate Annamycin’s ability to avoid multidrug resistance mechanisms, both of which are often treatment-limiting effects of anthracyclines (which includes doxorubicin) in this setting. Taken together, these factors suggest that Annamycin could represent an important treatment to help address a significant unmet need in patients with STS lung metastases.

In February 2021, we announced that a preclinical study in animals has confirmed a significant therapeutic benefit of Annamycin against metastatic osteosarcoma. As of day 130 of the study, the survival rate for animals treated with Annamycin was 100%, compared with only 10% for untreated animals. Computerized tomography scans demonstrated that animals treated with Annamycin exhibited suppression of tumor growth and not a single death was observed in the treated animals, whereas observed tumor burden was believed to have contributed to the rapid death of 90% of untreated animals. We believe these data are a promising indication of the possibility of Annamycin’s impact on other cancers metastasized to the lungs. We caution that these are preclinical animal data and we can provide no assurance that we will see similar results in our clinical trials.

It is estimated that there are approximately 36,000 new cases of STS in the seven major markets (US, EU5 and Japan) each year. Our clinical advisors estimate that approximately half of all STS patients will eventually develop lung metastases from their primary tumor. Although first-line treatments such as surgical resection, chemotherapy and radiation may provide initial therapeutic benefit for approximately one third of those patients, there are no approved or emerging second-line therapies for the remaining patients who relapse or are refractory. Although the lungs tend to be a major site of relapse, when we began our own clinical trial using Annamycin against STS lung metastases, we were aware of only two active clinical trials specifically targeting STS lung metastases, indicating that Annamycin currently faces limited competition in this area of development.

Along with the results in STS lung metastases, our animal models have shown activity in other lung metastases, including osteosarcoma, colorectal and triple negative breast cancer, as well as meaningful concentration levels of Annamycin in the liver, spleen and pancreas. Additionally, when tested in a highly aggressive AML mouse model, Annamycin significantly reduced tumor burden in the spleen, lungs and liver, leading to an increase in survival. Based on these promising preclinical data, we believe the ultimate market opportunity for Annamycin could be larger than just STS lung metastases. As such, we may expand our clinical trials into these areas in the near term using externally funded trials.

Clinical Trials for Annamycin

In 2022, we expect there will be three clinical trials ongoing that involve Annamycin for the treatment of R/R AML or STS lung metastases. We recently concluded our Annamycin single agent AML trial in Europe, safely establishing an RP2D, and are now focusing on a European Phase 1/2 AML trial with AnnAraC (combination of Annamycin with Ara-C) which we believe will begin in the first half of 2022. Additionally, our Phase 1b/2 clinical trial in the US for the treatment of STS lung metastases is ongoing, and a third investigator led trial with Annamycin treating STS lung metastases using a different dosing regimen than the US trial should begin in Poland during the second half of 2022. This is in addition to the successfully completed US Phase 1 clinical trial of single agent Annamycin treating R/R AML.

US R/R AML Trial

We filed our IND application for a Phase 1/2 trial in the US with Annamycin for the treatment of R/R AML, with the clinical strategy of increasing the prior developers’ MTD mentioned above, in February 2017, which was allowed in September 2017. The FDA required us to limit dosages to subjects to a lifetime maximum anthracycline exposure of 550 mg/m2 in this trial which in effect limited the maximum dose in our trial to 120 mg/m2. Subject treatment began in the US in March 2018. In February 2020, we announced that our open label, single arm US Phase 1 portion of a Phase 1/2 trial had concluded its second cohort and met its primary objective of demonstrating the safety of Annamycin in treating relapsed or refractory AML. At that time, we received an independent expert cardiology assessment confirming the absence of cardiotoxicity in the first 19 subjects treated with Annamycin in both our US and European Phase 1 clinical trials.

The FDA requested that we demonstrate that Annamycin could be safely administered to subjects up to the lifetime maximum allowable level of anthracycline (LTMAD) established by the FDA and the trial met this primary endpoint. The FDA established the LTMAD because of concerns about cardiotoxicity associated with currently approved anthracyclines when administered above the LTMAD. An updated independent safety review in early 2022 of certain preliminary data of the first 30 subjects in our three Annamycin clinical trials concluded there was no evidence of cardiotoxicity. Importantly, 19 of the 30 subjects evaluated were treated above the LTMAD. As stated in our CSR, one of seven (or 14.3%) subjects achieved a morphological leukemia-free state (MLFS). MLFS is defined as <5% blasts in the bone marrow with no blasts with Auer rods and no extramedullary disease. This was at what we viewed as a subtherapeutic dose level when compared to MB-105. As a result of discussions with the FDA, we focused on establishing an RP2D in our single agent R/R AML trial in Europe (discussed below), which we have recently announced, and, as requested by the FDA, we continue to generate additional safety and efficacy data prior to considering continuation of our US R/R AML trial.

European R/R AML Trial

In August 2017, we met with the European Medicines Agency (EMA) to discuss a CTA (Clinical Trial Authorization) in Europe for the study of Annamycin for the treatment of R/R AML. In December 2017, the Ethics Committee in Poland approved our Phase 1/2 trial of Annamycin for the treatment of relapsed or refractory AML. A final approval was required by the Polish National Office which was received in June 2018. This enabled our Phase 1/2 clinical trial there to study Annamycin for the treatment of relapsed or refractory AML to begin. The EMA did not impose a lifetime maximum anthracycline exposure limit in this trial.

In the final cohort of this trial, subjects were treated at 240 mg/m2. Two subjects were preliminarily reported to have DLT events which were later classified as adverse events (AEs) following a review by the Safety Review Committee of the protocol DLT definitions. However due to the preliminary DLT designation at the time, the cohort was expanded and eventually enrolled a total of eight subjects, with five receiving the full course of Annamycin. An amendment to the Annamycin clinical trial protocol allowed for a change in the DLT criteria as it relates to transient grade 3 elevations and allowed dosing of three additional subjects in the 240 mg/m2 cohort. Of the eight subjects that were dosed three subjects experienced AEs or SAEs. One fully resolved and another resolved to a grade 2 in the same day. One subject treated experienced an SAE (grade 2 infusion reaction) not currently listed in the investigator brochure (IB) therefore this is a Suspected Unexpected Serious Adverse Reaction (SUSAR) that required reporting to regulatory bodies, which was done. In this cohort the eight subjects received an average of approximately seven prior regimens, representing heavily treated subjects.

Of the five receiving a full course of Annamycin at 240 mg/m2, a 60% ORR was experienced with two PRs and one CRi. Coupling these data with the preclinical animal studies showing AnnAraC having greater efficacy than Annamycin or Cytarabine alone, as mentioned above, we established 240 mg/m2 as the RP2D for this trial and switched our focus to initiating the combination study. We also continued to see no signs of cardiotoxicity with all but three subjects having been reviewed by the expert, as mentioned above. These last three subjects will be included in future updated reviews by the expert. With these data we successfully concluded the Phase 1 portion of this trial in February of 2022 and will now focus on treating AML utilizing AnnAraC, as discussed more fully below.

While this will establish an RP2D for Annamycin in this single agent AML trial and will assist in establishing the starting dose in our planned trial using AnnAraC in treating AML, we do not believe it will limit the dose escalation in either the AnnAraC or STS trials, which are both discussed in more detail below.

Plans for a Phase 1/2 Trial of AnnAraC in AML in Europe

Based on the preclinical data discussed above, we are preparing to start a new clinical trial for the treatment of relapsed or refractory AML with the combination of Annamycin with Ara-C. We expect this clinical trial to begin in the first half of 2022. We intend for our planned study of AnnAraC in AML to have a similar trial design to the recently concluded Phase 1/2 study of Annamycin as a single agent in AML. We believe safety data from our current single agent trial will enable us to begin the combination trial at a higher starting dose of Annamycin in the Phase 1 portion that our starting does in our monotherapy AML trial.

As part of these plans in 2021, we filed a CTA in Poland for a Phase 1/2 trial treating AML with a combination of Annamycin and Cytarabine (AnnAraC) and received approval in December 2021 from the Bioethics Committee of the Medical University of Karol Marcinkiewicz in Poznań (Ethics Committee) and we expect allowance from the URPL in time to begin this trial in the first half of 2022. However, we cannot provide assurance that such approval will be received. This trial builds on the safety and dosage data from the two prior single agent Annamycin AML Phase 1 trials in the US and Europe that have been successfully concluded. We also utilized preclinical animal data from our sponsored research conducted simultaneous with our clinical trials to support this new combination trial. In that animal study Annamycin in combination with Cytarabine demonstrated a 68% improvement in the median overall survival (OS) compared to Annamycin as a single agent and a 241% increase in OS compared to Cytarabine alone.

Study Design for R/R AML -

We have been studying Annamycin in both the US and Europe in Phase 1/2 open label, single arm clinical trials to assess the safety and efficacy of Annamycin as a single agent for the treatment of adults with relapsed or refractory AML. The US and European trials had essentially the same study design, consisting of a Phase 1 intended to establish a "Recommended Phase 2 Dose" (RP2D), to which the studies may then proceed in the Phase 2 portion. The Phase 1 portion of the studies provided for escalating doses in cohorts of 3 subjects each, with each successive cohort receiving the next higher dose level until "dose limiting toxicities" prevent further increases. Cohorts 1, 2, 3 and 4 in Europe received a dose of 120, 150, 180 and 210 mg/m2, respectively, and the results allowed us to advance to Cohort 5 with dosing at 240 mg/m2. Refer to the discussion above for an update on this trial.

Cohort 1 in the US started at 100 mg/m2, and the results supported moving to Cohort 2 at 120 mg/m2, which has now been fully recruited, treated, and evaluated. Our US Phase 1 trial met its primary endpoint, demonstrating the safety of Annamycin in treating AML when delivered to subjects at or below the lifetime maximum anthracycline dose established by the FDA. The primary safety signal was the absence of cardiotoxicity, a serious and often treatment-limiting issue prevalent with currently approved anthracyclines. The European trial benefited from a more aggressive dose escalation scheme than was allowed in the US trial and, as a result, reached higher dose levels.

We have been and intend to continue reporting top-line results by cohort in all of our Annamycin clinical trials, with each announcement also including an update on any other related trials. Top-line results will include reporting of any drug-related adverse events (AEs) and assessment of cardiotoxicity, including ECHO (echocardiogram) or MUGA (MUGA stands for multiple-gated acquisition and is also known as radionuclide ventriculography (RVG, RNV) or radionuclide angiography (RNA); it is a type of nuclear imaging test intended to show how well the heart is pumping) scans measuring change in ejection fraction and measuring certain blood troponin levels, which is considered a biomarker for potential long-term cardiovascular impairment. Top-line results will also include the number of partial responses (PRs), complete responses (CRs) and subjects deemed capable of progressing to a potentially curative bone marrow transplant, which we term "bridge to transplant" (BTs), each of which is essentially a function of the magnitude of reduction in a subject's bone marrow blasts. For purposes of these clinical trials, a CR means that the subject's bone marrow blasts reduced to 5% or less (with CRi meaning a CR where there was incomplete recovery of white blood cell and/or platelet counts), a PR means the subject's bone marrow blasts reduced by 50% and resulted in a blast count of 25% or less, and a BT means subjects are deemed capable of progressing to a potentially curative bone marrow transplant.

Safety of Annamycin in R/R AML Subjects -

Our US Phase 1 trial met its primary endpoint, demonstrating the safety of Annamycin in treating R/R AML when delivered to subjects at or below the lifetime maximum anthracycline dose established by the FDA. The primary safety signal was the absence of cardiotoxicity, a serious and often treatment-limiting issue prevalent with currently approved anthracyclines. Additionally, we recently concluded our European R/R AML trial, as discussed above, and not only set an RP2D but also met the trial’s primary safety signal with the absence of cardiotoxicity. As discussed above, this was determined by echocardiograms, as well as cardiac health biomarkers, principally certain blood troponin levels, which are considered an indicator of potential long-term heart damage. The data showed no cardiotoxicity in all of the subjects evaluated in the both Phase 1 trials.

An updated independent safety review in early 2022 of certain preliminary data of the first 30 subjects in our three Annamycin Phase 1 clinical trials, which again concluded there was no evidence of cardiotoxicity. Importantly, 19 of the 30 subjects have been treated above the LTMAD.

Compared to previous studies of other anthracyclines, we believe this is an important event. For example, a review published in Cardiovascular Drugs and Therapy (https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5346598/) reported that 65% of patients who received the equivalent of 550 mg/m2 of doxorubicin (a current standard of care anthracycline) exhibited sub-clinical cardiotoxicity, defined as a reduction in left ventricular ejection fraction >10% points to a value <50%. In the 5 subjects mentioned above who were treated in our European trial above 550 mg/m2, no evidence of cardiotoxicity was detected. The same published review also suggested that a better long-term indicator of cardiotoxicity may be the measurement of an increase in a biomarker called troponin. When measured as an early biomarker of cancer therapy-related cardiotoxicity, troponin rise occurs consistently in 21% - 40% of patients after treatment with current standard of care anthracycline chemotherapy and, per the published review, such an increase in troponin is associated with an increased risk of heart disease later in life. Overall, some form of cardiotoxicity, short-term or long-term, occurs in 65% of such patients. Of the 30 subjects treated thus far in all three of our Annamycin clinical trials and where safety has been assessed, none has shown a clinically significant increase in troponin levels, again supporting the absence of cardiotoxicity. As previously noted, although these data are, in our view, promising, there remains significant additional clinical investigation to be done, and there can be no guarantee of the future results.

US STS Lung Metastases Trials

Our preclinical work on Annamycin demonstrated activity against certain cancers metastasized to the lungs, including soft tissue sarcoma (STS), osteosarcoma and triple negative breast cancer. In December 2020, we disclosed that the FDA allowed our IND to go into effect to study Annamycin for the treatment of soft tissue sarcoma lung metastases. This allowed us to begin a Phase 1b/2 clinical trial in the US for subjects with this indication after first-line therapy for their disease. This trial began in June of 2021. We also disclosed in December 2020 that the FDA had granted ODD to Annamycin for the treatment of soft tissue sarcomas, in addition to the existing ODD for Annamycin in relapsed or refractory AML.

Also, in December 2021, we reported preliminary interim results from our US Phase 1b/2 clinical trial as we concluded the safety review of the third cohort and opened the fourth cohort in the dose escalation portion of trial, which continues to document preliminary human activity for this drug. The Phase 1b/2 study is a US multi-center, open-label, single-arm study that in Phase 1b will determine the MTD and/or the RP2D and safety of Annamycin. The Phase 2 portion of the study will explore the efficacy of Annamycin as a single agent at the RP2D for the treatment of subjects with STS with lung metastases for whom prior chemotherapy has failed, and for whom new chemotherapy is considered appropriate. A minimum of three subjects will be enrolled in each cohort of the Phase 1b portion of the study until an MTD is identified, after which there will be a determination of the RP2D based on an assessment of both safety and efficacy. Up to 25 subjects will be enrolled at the RP2D in Phase 2 to further evaluate efficacy.

Three of the six subjects in the first two cohorts reached four or more months with stable disease or better. In a patient population where the median progression free survival time in patients with soft tissue sarcoma with metastases that have failed initial systemic therapy is approximately 1.6 to 2.0 months, without effective therapy which includes subjects treated with a placebo. (A. Comandone, F. Petrelli, A Boglione, S. Barn: Salvage Therapy in Advanced Adult Soft Tissue Sarcoma. The Oncologist 2017;22:1518–1527), we believe Annamycin has the potential to bring a new and effective treatment option to patients with this significant unmet need. We are also encouraged by the pace of recruitment to date for this trial.

The summary of interim data from the first four cohorts of the study are as follows:

First Cohort (210 mg/m2):

•	Two subjects had stable disease up to 6 cycles (4.5 months) but were then discontinued due to progressive disease.
•

One subject discontinued after the first cycle. The end of study scan was performed, and stable disease was observed. However, the subject discontinued from the study because the initiation of the second cycle was delayed greater than 6 weeks from the previous dose.

Second Cohort (270 mg/m2):

•

In one subject, the scan at the end of the second cycle showed that there was a partial response (PR, >30% reduction in tumor size), and this was stable when the subject was scanned at the end of cycle 4. The subject subsequently discontinued from the study due to that subject electing to undergo surgical resection to potentially eradicate disease.

•	One subject was discontinued from the study after 2 cycles after the end of cycle 2 scan revealed progressive disease.
•	One subject received 1 cycle of treatment but discontinued treatment for reasons unrelated to Annamycin. The end of study scan revealed progressive disease.

Third Cohort (330 mg/m2):

•	One subject discontinued after the first cycle. An interim, unscheduled scan revealed progressive disease and the subject was discontinued from the study.
•	One subject was discontinued from the study after 2 cycles as a scan after the end of cycle 2 revealed progressive disease.
•	One subject received 2 cycles and end of cycle 2 scans showed stable disease. However, subject withdrew consent from the study to pursue local standard of care.

Fourth Cohort (390 mg/m2):

Efficacy data for the fourth cohort are incomplete as not all subjects have received their scans.

•	One subject received 2 cycles and end of Cycle 2 scans showed Stable Disease. The subject currently continues on study with Cycle 3.
•

One subject is currently in Cycle 2. This subject experienced a DLT of febrile neutropenia. It did resolve and the subject continued in the study. End of Cycle 2 scans showed Stable Disease. The subject currently continues on study with Cycle 3.

•	One subject received 2 cycles and end of Cycle 2 scans showed Stable Disease. The subject currently continues on study with Cycle 3.

The statements above are based on interim data and should be considered preliminary and subject to change.

We have now completed initial enrollment in the fourth cohort of the Phase 1b portion of the study with dosing increased to 390 mg/m2 and expect to announce that cohort’s full preliminary results in the near term. Due to the DLT noted above, the fourth cohort is being expanded to enroll an additional three subjects at this dose level. In the absence of any additional DLTs at this dose level, we have the option to continue escalation to explore the fifth cohort at 450 mg/m2 dose level or to declare the RP2D to be 390 mg/m2. If a second DLT occurs at the 390mg/m2 dose level, three subjects may be enrolled into one additional dose level at 360mg/m2 to confirm the MTD/RP2D. If the fifth cohort is deemed safe, we may continue to escalate until an MTD is reached. Therefore, up to twenty-one subjects or more may be enrolled in the Phase 1b portion of the study, unless a determination is made to add additional cohorts beyond the fifth cohort or we establish an RP2D.

We are also collaborating with WPD and physicians in Poland and are currently pursuing a physician-sponsored clinical trial in Europe. WPD announced their facilitation of a grant equivalent to $1.5 million USD to the Maria Sklodowska-Curie National Research Institute to fund a Phase 1b/2 clinical trial of Annamycin for the treatment of STS lung metastases. The grant-funded clinical trial will be led by Prof. Piotr Rutkowski, MD, PhD, Head of Department of Soft Tissue/Bone Sarcoma and Melanoma at the Maria Sklodowska-Curie National Research Institute of Oncology in Warsaw, Poland, and it will be operated independently of our study in the US. The trial will use a dosing regimen of once per week rather than once every 21 days as in the US trial. We expect this trial to begin in 2022.

US STS Lung Metastases Trial - Study Design

In Phase 1b, Annamycin is administered as an intravenous (IV) infusion over 2 hours on Day 1, followed by 20 days off (1 cycle = 21 days). Subjects visit the study site every 21 days (±3 days) at which time safety monitoring, including adverse events (AEs), a physical examination, laboratory evaluations (clinical chemistry, complete blood count), vital signs, weight measurements, Eastern Cooperative Oncology Group (ECOG) performance status, and electrocardiograms (ECGs) are performed, followed by an IV infusion of study drug. Cardiac function is followed by echocardiogram (ECHO) scans at screening, at the end of the first two cycles and then every other cycle thereafter, at the end of treatment visit, and if feasible, during follow up at 6 months (±1 month) and 1 year (±1 month) after study drug discontinuation. As long as the Investigator considers that the benefits of treatment with Annamycin continue to outweigh the risks, treatment will continue every 21 days until tumor progression is observed or unacceptable toxicity occurs.

Tumor response is monitored every 6 weeks (±1 week) from Cycle 1 Day 1 during treatment, at the End of Treatment visit, and then every 3 months (±1 month) until disease progression using RECIST 1.1 criteria. Those subjects who leave the study after a maximum response is achieved and who do not start another therapy will be followed every 3 months (±1 month) for progression-free survival (PFS). If a subject receives further therapy after discontinuing from the study, they will only be followed for overall survival (OS) and if feasible, follow-up ECHO scans at 6 months (±1 month) and 1 year (±1 month) will be conducted after study drug discontinuation.

The WP1066 Portfolio Program

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

We believe our WP1066 Portfolio (including lead drug candidates WP1066 and WP1220) we believe, represents a novel class of agents capable of hitting multiple targets, including the activated form of a key oncogenic transcription factor, STAT3. A substantial body of published research has identified STAT3 as a master regulator of a wide range of tumors and has linked the activated form, p-STAT3, with the survival and progression of these tumors. For this reason, it is believed that targeted inhibition of p-STAT3 may be an effective way to reduce or eliminate the progression of these diseases. During 2021, we have been working on developing an appropriate IV formulation for WP1066 or its analogs. As a result of these studies, we believe that the lead molecule WP1066 may be our best candidate for intravenous administration and efforts to identify and optimize the best strategy for IV delivery are currently underway. Additionally, we determined that the stability of WP1732, another molecule in the WP1066 Portfolio was less than satisfactory and, as such, in March 2021 we terminated our license for WP1732 with MD Anderson.

The high level of anticancer activity demonstrated in multiple tumors in animal models by WP1066 is potentially related to its ability to also inhibit such important key oncogenic transcription factors such as c-Myc and HIF-1α. In addition to direct anticancer effects not related to the function of the immune system, our lead drug candidate WP1066 has also been shown to boost immune response in animals, in part by inhibiting activity of TRegs, which are coopted by tumors to evade the immune system. We believe the dual effect of (1) directly inhibiting tumor growth and inducing tumor cell death and (2) separately boosting and directing the natural immune response to tumors is therapeutically promising. If additional preclinical and clinical data validate these two avenues of apparent activity, this class of drugs may be well-suited to treat a wide range of tumors, both as single agents and as critical elements of successful combination therapies targeting even some of the most difficult-to-treat cancers.

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

Our own sponsored research and published findings from independent researchers point to the possibility that administration of WP1066 could lead to improved treatment results in many patients receiving checkpoint inhibitor therapy. Additionally, in April 2019 we announced that preclinical data supporting activity of our STAT3-inhibiting Immune/Transcription Modulators was presented by Dr. Waldemar Priebe, our co-founder and chair of our Scientific Advisory Board, at the 2019 Annual Meeting of the American Association for Cancer Research (AACR) in Atlanta, GA. The abstract (AACR Abstract: https://www.moleculin.com/inhibition-of-stat3-in-pancreatic-ductal-adenocarcinoma-and-immunotherapeutic-implications/) and the presentation included data resulting from preclinical evaluation in pancreatic cancer models of the STAT3 inhibitor WP1066. In vitro efficacy of this inhibitor was assessed using proliferation and apoptosis induction assays in a panel of patient-derived and commercially available Pancreatic Ductal Adenocarcinoma (PDAC) cell lines. WP1066 was shown to be potent and to induce apoptosis and inhibit p-STAT3 and its nuclear localization in all tested PDAC cell lines. Observed IC50 values ranged from 0.5 to 2 μM. Importantly, WP1066 shows in-vivo efficacy in preliminary experiments when tested alone or in combination with T cell immune checkpoint inhibitors.

Clinical Trials for the WP1066 Portfolio

In 2021, two trials were underway with WP1066. The first trial was a physician-sponsored Phase 1 trial of WP1066 in adult subjects with recurrent malignant glioma and brain metastasis from melanoma which the FDA allowed to proceed in December 2017. In July 2018, this trial opened for recruitment in the US. This dose-escalation Phase 1 brain tumor clinical trial via a physician-sponsored IND with MD Anderson Cancer Center has generated pharmacokinetic data for orally dosed WP1066. Those data demonstrated sufficient bioavailability of our drug via oral administration to show the presence of WP1066 in blood plasma on a dose-dependent basis. In early 2021, investigators at MD Anderson began the fourth cohort in the dose escalation phase.

In the first quarter of 2021, we were notified that the physician sponsoring the MD Anderson trial was leaving MD Anderson. MD Anderson has chosen to terminate this trial. We are actively pursuing the process to file our own IND for WP1066 so physician sponsored trials can reference our IND, although we can provide no assurance as to when, or if, this filing will be completed. Another physician-sponsored Phase 1 trial is being considered for the treatment of adult GBM with WP1066 in combination with radiation, although no assurances can be given that such trial will begin.

In July 2020 we announced that a peer-reviewed article published in Clinical Cancer Research (Clin Cancer Res June 30 2020 DOI:10.1158/1078-0432.CCR-19-4092) reported findings that WP1066, used in combination with traditional whole brain radiation therapy (WBRT) resulted in long-term survivors and enhanced median survival time relative to monotherapy in mice with implanted human brain tumors. The paper can be accessed at: https://clincancerres.aacrjournals.org/content/early/2020/06/30/1078-0432.CCR-19-4092.full-text.pdf

The study was performed by lead author Martina Ott, Ph.D., Instructor of Neurosurgery, senior author Amy Heimberger, M.D., professor of Neurosurgery, and a team of researchers at The University of Texas MD Anderson Cancer Center. In this study, C57BL/6 mice underwent intracerebral implantation of GL261 glioma cells, WBRT, and treatment with WP1066, a blood-brain barrier penetrant inhibitor of the STAT3 pathway, or the two in combination. The role of the immune system was evaluated using tumor rechallenge strategies, immune incompetent backgrounds, immunofluorescence, immune phenotyping of tumor-infiltrating immune cells (via flow cytometry), and nanostring gene expression analysis of 770 immune-related genes from immune cells, including those directly isolated from the tumor microenvironment.

The combination of WP1066 and WBRT resulted in long-term survivors and enhanced median survival time relative to monotherapy in the GL261 glioma model (combination vs. control p<0.0001). Immunological memory appeared to be induced, because mice were protected during subsequent tumor rechallenge. The therapeutic effect of the combination was completely lost in immune incompetent animals. Nanostring analysis and immunofluorescence revealed immunological reprogramming in the brain tumor microenvironment specifically affecting dendritic-cell antigen presentation and T cell effector functions. The study indicates that the combination of STAT3 inhibition and WBRT enhances the therapeutic effect against gliomas in the central nervous system by inducing dendritic-cell and T cell interactions in the brain tumor, which seems to be a requirement for a fully functional immune response

This study is consistent with preliminary data we announced previously. Importantly, the study indicated the potential that the combination of STAT3 inhibition with whole brain radiotherapy had the capacity to enhance the therapeutic effect against established tumors as well as developing immune memory that appears to prevent recurrence. With this preclinical data, we believe that another physician-sponsored Phase 1 trial could be considered for the treatment of GBM with WP1066 in combination with radiation, although no assurances can be given that such trial will begin.

At the 2009 annual meeting of the Society for Neuro Oncology (SNO), Emory University researchers reported encouraging activity in animals with their in vitro pediatric brain tumor models using WP1066. Based on these data, they filed and received clearance to proceed with an IND for a trial to treat children with recurrent or refractory malignant brain tumors with WP1066. This trial is being conducted at the Aflac Cancer & Blood Disorders Center at Children's Healthcare of Atlanta.

The Emory trial for pediatric brain tumors has now treated three subjects in the first two cohorts of the Phase 1 dose escalation portion of physician-sponsored clinical trial for the treatment of pediatric brain tumors with WP1066. One subject has been treated in the third cohort at the dose level of 8mg/kg. Two more subjects will be treated at this dose level. Emory University has amended its protocol to allow dosing at 16 mg/kg after these two additional subjects have been dosed, and the third cohort dosing has been deemed safe. In that trial, one of the subjects in the first cohort with DIPG showed an apparent response to the treatment with both clinical improvement and radiologic reduction of tumor size. We caution that these is preliminary data, and no conclusions should be drawn from this single event.

WP1220

An analog of WP1066, referred to as WP1220, was previously the subject of an IND (WP1220 was referred to as “MOL4239” for purposes of this IND) related to use of the molecule in the topical treatment of psoriasis. Clinical trials were commenced on WP1220 in the US but were terminated early due to limited efficacy in the topical treatment of psoriatic plaques. Notwithstanding its limitations in treating psoriasis, our pre-clinical research in multiple CTCL cell lines has suggested that WP1220 may be effective in inhibiting CTCL. Based on these data, we are pursuing discussions with various pharmaceutical companies to further development of this molecule. CTCL is a potentially deadly form of skin cancer for which there are limited treatment options.

Clinical Activity WP1220 –

In August 2019, we completed full enrollment in a proof-of-concept clinical trial in Poland to study WP1220 for the treatment of CTCL. Polish authorities approved our CTA for this use in January 2019, and the trial began enrolling subjects in March 2019. In February 2020, we announced the final data from our CTCL clinical trial of WP1220, which were published and presented by Dr. M. Sokolowska-Wojdylo in conjunction with the 4th Annual World Congress of Cutaneous Lymphomas in Barcelona, Spain on February 13, 2020. The final results supported the safety of topical WP1220 and demonstrated an improvement in the Composite Assessment of Index Lesion Severity (CAILS) score.

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

Of 5 subjects enrolled, 11 lesions were assessed according to the CAILS scoring system. The only related adverse event (AE) was mild contact dermatitis in one subject that the Investigator deemed was not related to the drug. 4 of the 5 subjects improved in CAILS scores on index lesions, with one exhibiting stable disease, with a median reduction of 56% (range 25-94%). 3 of the subjects exhibited a PR. Improvement was noted within 7 days of treatment initiation and maintained 1 month after discontinuation. Of the 11 lesions, 45% exhibited a CR or a 50% or more reduction in CAILS and 55% exhibited stable disease with 100% showing a clinical benefit. Independent dermatologic review based on photographic documentation was conducted and corroborated these findings.

Although this was a small proof-of-concept clinical trial, WP1220, topically applied, had no safety issues and appeared to be effective in MF. We believe this is the first demonstration in humans suggesting that inhibition of p-STAT3 with topical therapy has efficacy in CTCL. As a result of this, we continue to actively seek third-party collaborations to begin a Phase 2a/2b trial with approximately 60 subjects.

IV Formulation for the WP1066 Portfolio

The topical application WP1220 does not appear to result in systemic exposure to the drug, which is desirable in the case of a topical drug targeting a dermatologic condition, however, WP1066 is currently administered orally with the intent of systemic uptake. Although preliminary data from physician-sponsored brain tumor trials indicate that the oral administration of WP1066 does result in detectable levels of WP1066 in plasma, we believe our opportunity for successful development of a p-STAT3 inhibitor would be expanded if we were able to develop a compound capable of intravenous (IV) administration. In 2020, we began developing IV formulation methods for WP1066 that might address its lack of solubility. We also invested in research to identify molecular analogs that may be more soluble and, therefore, easier to develop for IV administration. Although we intend to continue our work toward a viable IV formulation of WP1066, there can be no assurance that this effort will be successful.

The WP1122 Portfolio Program

WP1122 Portfolio Program Overview

We have a license agreement with MD Anderson pursuant to which we have been granted a royalty-bearing, worldwide, exclusive license for the patent and technology rights related to our WP1122 Portfolio and similar molecules focused on inhibitors of glycolysis and glycosylation. These new compounds are designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to stop the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells. A key drawback to 2-DG is its lack of drug-like properties, including a short circulation time and poor tissue/organ distribution characteristics. Our lead Metabolism/Glycosylation Inhibitor, WP1122, is a prodrug of 2-DG that appears to improve the drug-like properties of 2-DG by increasing its circulation time and improving tissue/organ distribution. New research also points to the potential for 2-DG to be capable of enhancing the usefulness of checkpoint inhibitors. Considering that we believe 2-DG lacks sufficient drug-like properties to be practical in a clinical setting, we believe WP1122 has the opportunity to become an important drug to potentiate existing therapies.

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

Additionally, based on independent preclinical data, we believe that this technology has the potential to impact hard to treat viruses that also rely heavily on glycolysis and glycosylation. Due to the COVID-19 pandemic, we initiated development of the WP1122 portfolio with preclinical work on WP1122 for the treatment of COVID-19.

During 2020, we announced that in vitro testing corroborated the antiviral potential of WP1122, including for the SARS-CoV-2 virus responsible for COVID-19. Subsequently, we had written communications with the FDA regarding the clinical development of WP1122 for the treatment of COVID-19. Based on guidance from the FDA, we believed that we needed to demonstrate efficacy in a COVID-19 animal model in order to proceed with an IND for COVID-19 clinical trials in the US. At that time, availability of validated COVID-19 animal models was limited. For this reason, we evaluated opportunities to pursue COVID-19 clinical development outside the US. The IND-enabling preclinical work already completed for WP1122 is mostly similar to the preclinical work we originally planned as part of developing WP1122 for cancer indications. Accordingly, we filed and subsequently received clearance for an IND to study WP1122 in GBM as described below.

An early 2021 study of 2-DG in COVID-19 subjects was conducted by the Institute of Nuclear Medicine and Allied Sciences (INMAS), a lab of Defense Research and Development Organization (DRDO), in collaboration with Dr Reddy's Laboratories (DRL), Hyderabad, India. INMAS-DRDO scientists initiated a Phase 2 clinical trial on 2-DG in COVID-19 subjects in May 2020 during the first wave of the pandemic. This was followed by a Phase 3 study and an approval in May 2021, by Drugs Controller General India (DCGI) for emergency use of 2-DG as an adjunct therapy in subjects with moderate to severe COVID-19.

As per the interim available data, the Phase 2 trial reported a median time difference of 2.5 days to achieve normalization of specific vital signs parameters in the 2-DG arm when compared to Standard of Care (SoC). Subsequently, the Phase 3 trial was pursued which showed that a higher proportion of subjects improved symptomatically and became free from supplemental oxygen dependence in the 2-DG arm (42%) when compared to the SoC arm (31%) by the end of day three of treatment. ( Sahu KK, Kumar R. Role of 2-Deoxy-D-Glucose in COVID-19 disease: A potential game-changer. J Family Med Prim Care. 2021;10(10):3548-3552. Doi:10.4103/jfmpc.jfmpc_1338_21). Given that WP1122 is prodrug of 2-DG designed to improve its circulation time and tissue/organ uptake, we consider this human data regarding 2-DG to be potentially relevant to the potential for WP1122 to be useful in treating COVID-19. The MHRA had access to this and other data in approving our CTA, as discussed below, and did not require an animal testing model.

Clinical Trial for COVID-19 with WP1122

On April 6, 2021, we announced the engagement of IQVIA Biotech, a contract research organization (CRO) to manage our efforts to begin potential clinical trials of WP1122 for the treatment of COVID-19. On October 19, 2021, we announced that we received authorization from the MHRA to commence a Phase 1a clinical trial of WP1122 in the United Kingdom. Furthermore, we also announced that we received a favorable opinion from the London - Riverside Research Ethics Committee in the UK to begin the study, which is expected to be conducted at the Medicines Evaluation Unit in Manchester, United Kingdom. In early March 2022, we filed an amended protocol with both the Riverside Ethics Committee and the MHRA. The amendment updated the dilution of the oral solution to achieve full dissolution of WP1122. No risk/benefit to the study was affected because of this change. Once this amendment is approved, we plan to begin this trial in the first half of 2022. The Phase 1a study in healthy human volunteers will investigate the effects of a single ascending dose (SAD) and multiple days of ascending dosing (MAD) of WP1122 administered as an oral solution. Dose escalation will take place in sequential SAD cohorts, and MAD will start as soon as SAD has completed at least 3 dosing cohorts in which WP1122 is found to be safe and well-tolerated.

This study in healthy volunteers will explore safety and pharmacokinetics (PK), and subsequent clinical development will be in subjects infected with SARS-CoV-2 to further evaluate safety and establish a favorable risk/benefit profile. The Company expects to enroll approximately 80 healthy volunteers in the United Kingdom. The primary endpoint (SAD and MAD) for the study is safety and tolerability, which will be assessed by the frequency of adverse events (AEs), serious adverse events, treatment-emergent adverse events, and AEs of special interest. These will be presented by severity and seriousness, system organ class, preferred term and cohort. Clinically significant changes from baseline in clinical laboratory values, physical examination, vital signs, and electrocardiograms will be documented. The secondary endpoint (SAD and MAD) of the study will be the assessment of PK parameters of WP1122 and its 3 active metabolites. Total duration of study participation for each subject will be up to 4 weeks during SAD and up to 5 weeks during MAD.

Potential Clinical Trial for GBM with WP1122

On December 1, 2021, we announced that the FDA allowed our IND application to study WP1122 for the treatment of GBM to go forward. With this IND now cleared, we plan to seek a partner to conduct an externally funded Phase 1 open label, single arm, dose escalation study of the safety, pharmacokinetics and efficacy of oral WP1122 in adult subjects with GBM. Such a trial would enable parallel development of WP1122 as a cancer therapy. Consistent with our strategy of leveraging external funding for many of our clinical trials, we intend to seek opportunities for an investigator-initiated clinical trial of WP1122 in cancer patients in 2022. There is no assurance that we will be successful in finding an investigator with access to externally sourced funds.

Additionally, we will rely on external collaborations for testing other molecules in the WP1122 portfolio against other hard to treat viruses such as HIV, Dengue fever, and Zika.

Overview of The Market for Our Oncology Drugs

The American Cancer Society (https://www.cancer.org/latest-news/facts-and-figures-2022.html - as of March 2022) estimates that cancer continues to be the second most common cause of death in the US, after heart disease. A total of 1.9 million new cancer cases and 609,360 deaths from cancer are expected to occur in the US in 2022, which is about 1,670 deaths a day. These statistics do not include either basal cell or squamous cell skin cancers because US cancer registries are not required to collect information on these cancers. These numbers also do not account for the effect the COVID-19 pandemic has likely had on cancer diagnoses and deaths because they are projections based on reported cases through 2018 and deaths through 2019.

Market for Annamycin

Digestive, reproductive, breast and respiratory cancers comprise most of expected cancer diagnoses in 2022, while cancers like leukemia and brain tumors are considered “rare diseases.” Leukemia in particular, can be divided into acute, chronic and other, with acute lymphoblastic leukemia (ALL) and acute myeloid leukemia (AML) comprising 26,710 of the estimated 60,650 new cases expected in the United States in 2022. The National Cancer Institute estimates that cancer-related direct medical costs in the US were $183 billion in 2015 and are projected to increase to $246 billion by 2030, a 34% increase based only on population growth and aging. However, the projection is likely an underestimate because of the growing cost of prescription medicines, with the list price for many now more than $100,000 annually.

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

Leukemia is a cancer of the white blood cells and acute forms of leukemia can manifest quickly and leave patients with limited treatment options. AML is the most common type of acute leukemia in adults. It occurs when a clone of leukemic progenitor white blood cells proliferates in the bone marrow, suppressing the production of normal blood cells. Currently, the only viable option for acute leukemia patients is a bone marrow transplant, also known as a hematopoietic stem cell transplant, which is successful in a significant number of patients. However, in order to qualify for a bone marrow transplant, the patient’s leukemia cells must be decreased to a sufficiently low level. This usually begins with a therapy referred to as “7+3,” which consists of combining seven injections of Cytarabine with 3 infusions of an anthracycline to induce remission (a complete response, or “CR”). This therapy had not improved since it was first used in the 1970s and we estimate that this induction therapy had a success rate of about 20% to 25%. A revision to this therapy was approved in the form of a drug called Vyxeos, which involves combining Cytarabine and an anthracycline (daunorubicin) into a single liposomal injection given 3 times. This improvement appears to have increased the level of CRs to 34% and the overall survival by 3.5 months. Unfortunately, the current clinically approved anthracyclines (including Vyxeos) are cardiotoxic (i.e., can damage the heart), which can limit the dosage amount that may be administered to patients. Additionally, the tumor cells often present de novo or develop resistance to the first-line anthracycline, through what is called “multidrug resistance,” enabling the tumor cells to purge themselves of the available anthracyclines. Consequently, in the majority of these patients there remains no effective therapy for inducing remission sufficient to enable a potentially curative bone marrow transplant and unfortunately most patients will succumb quickly to their leukemia. If a patient’s leukemia reappears before they can be prepared for a bone marrow transplant, they are considered to have “relapsed.” If a patient fails to achieve a sufficient response from the induction therapy to qualify for a bone marrow transplant, they are considered to be “refractory” (resistant to therapy). Together, this group of relapsed and refractory AML patients constitutes our primary focus for treatment with Annamycin and our intent is to pursue FDA approval for Annamycin as a second-line induction therapy for adult relapsed or refractory AML patients.

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

The lungs are the most frequent site of metastasis from soft-tissue sarcomas. From several studies, it has been estimated that approximately 30% of the STS cases develop lung metastases. Effective systemic therapies for metastatic STS are currently limited; when possible, surgical removal of the lung metastases (known as pulmonary metastasectomy, PM) is the preferred treatment. Metastasectomy and/or chemotherapy are the most common treatments offered to patients with metastatic sarcoma. Pulmonary metastasectomy, either video-assisted or through a formal thoracotomy, has been shown to increase overall survival in select populations of both osseous and soft tissue sarcoma patients. The market is expected to grow as a result of factors like an increase in the patient pool.

We believe that the market size of STS with lung metastases in the seven major markets is expected to rise from $177 million in 2017 to reach $198 million by 2030. According to our estimates, the highest market size of STS with lung metastases was estimated in the United States, followed by Germany. The market of STS with lung metastases is categorized into first-line and second-line therapies. The therapies in first-line treatment involve surgery, off-label treatment, and stereotactic radiation therapy (SBRT). We estimate that around 80% of patients taking the first-line treatment due to relapse of the disease progress on to second-line treatment. Since we know of no approved or emerging therapies for treatment of relapsed/refractory patients, we believe that first-line therapies are often used again in second-line management. Other cancers metastasize to the lungs, including osteosarcoma, breast and colon cancers, for which the relapsed or refractory population is estimated to exceed 8,000 in the US. In addition, there are over 20,000 annual cases of testicular, thyroid, endometrial, renal and cervical cancers which metastasize to the lungs. Given this backdrop, we believe the best initial pathway for Annamycin is to pursue the second-line treatment of STS lung metastasis.

Based on our research, we believe that there were approximately 60,000 pancreatic cancer diagnoses and 48,000 deaths in the US last year. Incidence of pancreatic cancer in the US is expected to grow to 90,000 by 2040. While pancreatic cancer only accounts for 3.2% of all cancer diagnoses, it has the highest mortality rate of all cancers and is the third leading cause of cancer-related deaths in the US, behind lung and colon cancer. The most effective treatment for pancreatic cancer is surgery, but only 20% of cases are eligible for a surgical approach. The 80% of non-resectable pancreatic cancers are typically treated with chemotherapy and other pharmacotherapies. Global sales of drugs used for the treatment of pancreatic cancer, including Abraxane, Lynparza and Tarceva, exceeded $3 billion in 2020, though this figure includes sales for treatment of other cancers as well. Abraxane will become generic in 2022 which should impact this number. There is a tremendous amount of clinical development activity in pancreatic cancer, with 551 trials ongoing, of which 32 were late-stage.

Market for Our WP1066 (STAT3) Portfolio

Our active development program for WP1066, has potential applications (among others) in the treatment of brain tumors, another rare disease for which there are few available treatments. The leading brain tumor drug is temozolomide, a drug introduced under the brand name Temodar. In 2012, one industry source reported annual revenues of approximately $882 million for Temodar before the expiration of its patent protection, at which point generic versions of the drug began to enter the market and reduce prices.

WP1066 is our most published asset (over 50 peer reviewed articles), and we believe it is one of very few drug candidates in the market focused on the inhibition of p-STAT3, and that its mechanism of action is unique. Clinical research on WP1066 is currently focused on the treatment of adult GBM and childhood brain tumors, including DIPG. An industry recognized data source in late 2020 estimated that the incidence rate of primary malignant brain and central nervous system tumors in the US is 7.4 cases per 100,000 person-years. This translates to an incidence of approximately 20,000 cases of malignant brain cancer per year. It is estimated that more than 81,000 people were living with a diagnosis of primary malignant brain and central nervous system tumor in the United States in 2000. In Europe in 2002, 33,000 people were diagnosed with primary brain/CNS cancers, and of which 85-90% are brain tumors. Incidence in Asians is significantly lower and based on the results of several large epidemiological studies, we estimate a Japanese incidence of close to 3,000 a year. Gliomas (mainly glioblastoma and astrocytomas) account for 78% of malignant tumors.

Diffuse Interstitial Pontine Glioma (DIPG) - also called: Pontine Glioma or Brainstem Glioma – is a type of pediatric (6-9 years old) tumor that starts in the brain stem. These tumors are called gliomas because they grow from glial cells, a type of supportive cell in the brain. DIPG falls into the Glioma staging system, so they can be classified according to the four stages below based on how the cells look under the microscope. The grades are from the least severe to the most severe: Low Grade: Grade I or II means that the tumor cells are the closest to normal; and High Grade: Grade III or IV means that these are the most aggressive tumors. The main issue with DIPG is that most of these tumors are not classified by grade because biopsy or removal of the tumor is not safe because of the location of the tumor, so they are diagnosed by their appearance on MRI. Symptoms usually develop rapidly in the majority of subjects because of the fast growth of these tumors. The most common symptoms are issues related to balance and walking; eyes, chewing and swallowing, nausea and vomiting, headaches and facial weakness or drooping (usually one side). 10-20% of all pediatric gliomas are DIPG. DIPG impacts an estimated 200 to 400 children per year in the US alone. After diagnosis, median survival is usually nine months. Only 10% live for more than two years. When compared to pediatric glioblastoma, the prognosis for DIPG is the worst with less overall survival. There are no effective treatments for DIPG.

We believe there is a significant unmet need for an effective treatment for DIPG. While chemotherapy trials of over 200 drugs have not shown any impact on the disease, a DIPG subject in the first cohort of the Emory University study of WP1066 responded to treatment with both a radiologic reduction in tumor size and a clinical improvement in symptoms. While this is only an “n” of one, we believe the response is important and encouraging, especially since we believe this was a subtherapeutic dose level. In December 2020, we announced that the FDA had approved our request for a "Rare Pediatric Disease" designation for our drug candidate WP1066. The designation may entitle us to receive a transferrable Priority Review Voucher (PRV) upon approval of an NDA for one of three indications, including DIPG, medulloblastoma and atypical teratoid rhabdoid tumor. We believe that the early activity we are seeing in WP1066 is both surprising and encouraging. The approval of these three Rare Pediatric Disease designations is a reminder of just how important our efforts are to potentially help children with brain tumors. These vouchers are issued upon drug approval of the rare disease indication from the FDA and once issued, can be transferred to other drug developers. PRVs have historically had significant value and have recently been sold for up to $100 million or more.

Additionally, WP1220 which is in the WP1066 Portfolio, has shown activity in a clinical trial for the treatment of CTCL. CTCL is a neoplastic transformation of T-lymphocytes and most often occurs between the ages of 40 and 60. Unlike other forms of non-Hodgkin lymphoma, CTCL is initially manifested as skin lesions (mycosis fungoides "MF"), but later stages involve lymph nodes, circulating tumor cells in the blood, as well as viscera. MF is considered a low-grade cutaneous lymphoma which we estimate accounts for more than half of primary CTCLs. Early-stage MF (Stages I and II; ~70% of subjects) is generally treated with skin-directed treatments (topical therapy) using systemic drugs that do not have significant side effects as secondary treatments. Advanced-stage MF requires more aggressive (systemic) therapies due to more extensive involvement of tissues and organs. Treatment is based mainly on a recently published European Organization for Research and Treatment of Cancer (EORTC) guideline. A consensus guideline for clinical endpoints and response criteria to be incorporated into clinical trials was published. However due to the rarity of this disease, it has been difficult to perform randomized studies. There is currently no cure for this disease.

The incidence of CTCL is approximately 16,000 worldwide in 2020 (US + EU 48%) and estimated to be growing to 18,000 by 2026. Asia has the highest incidence (38%). Prevalence is estimated to be 42,000 in US & EU growing to 45,000 with prevalence in Japan growing to a total of 49,000 by 2026. Since this is a chronic disease, we believe introduction of a new topical therapy that is more effective and less toxic than currently available topical drugs (if that is what is shown) would be important to this market. The US market was estimated to represent $40 million in annual sales in 2020, yet consists of technologies that are as much as 40 years old. Our WP1220 proof of concept trial for the treatment of CTCL was conducted in 5 subjects, including the treatment of a total of 11 lesions and concluded with a lesion objective response rate (ORR) of 45%, no adverse events and 55% stable disease, resulting in 100% clinical benefit. 60% of the subjects responded with a PR. We believe that a significant unmet need remains for early stage (Stages IA through IIA) CTCL, and therefore, we believe a meaningful opportunity exists for WP1220.

Market for Our WP1122 Portfolio

Certain cancers depend heavily on glycolysis and glycosylation for growth and survival. Additionally, viruses depend on glycolysis and glycosylation for infectivity and replication. Glycolysis and glycosylation can be disrupted by using a glucose decoy known as 2-DG. While 2-DG has been shown to be effective in vitro and may have some activity in humans, its lack of drug-like properties limits its efficacy. Based on our preclinical testing in vitro (against cancers and viruses) and in vivo (against certain cancers only), WP1122 appears to improve the drug-like properties of 2-DG by creating a prodrug of 2-DG that reaches much higher tissue/organ concentrations than 2-DG alone. We believe WP1122 should be well suited as a treatment for highly glycolytic cancers such as GBM and pancreatic cancer.

In addition to the market for GBM described above, pancreatic cancer is a rare and difficult to treat form of cancer. Cancers of the pancreas are a very serious health issue in the United States where pancreatic cancer is the fifth leading cause of cancer deaths following breast cancer; lung cancer, colon cancer, and prostate cancer. Due to difficulties in diagnosis, the intrinsic aggressive nature of pancreatic cancers, and the sparse systemic treatment options available, only approximately 4% of patients diagnosed with pancreatic adenocarcinoma will be alive five years after diagnosis.

We believe that WP1122 may also be effective at treating COVID-19. Hundreds of drug candidates have been tested in COVID-19 since the disease became pandemic in early 2020. Many approved COVID-19 therapies, such as therapeutic antibodies and anti-the viral drugs molnupiravir and nirmatrelvir, have demonstrated activity against SARS-CoV-2, the virus which causes COVID-19. Other therapies, such as the JAK inhibitor baricitinib, act on host-based mechanisms, importantly by reducing inflammation. WP1122 is being evaluated to act by both host-based and viral mechanisms. Many experts believe that COVID-19 will eventually become endemic, and that a dynamic similar to influenza will emerge. In this scenario, we estimate that there could be approximately 4 million cases of COVID-19 in the US annually by 2027. Should WP1122 prove effective at treating COVID-19, of which there is no assurance, we expect that contract sales to governments will have an important role in the market.

Our License Agreements

Sponsored Research and License Agreements with MD Anderson

We have licensed all of our technology from MD Anderson, and we also sponsor research there as well. Under license agreements associated with Annamycin, the WP1122 Portfolio, and the WP1066 Portfolio, all described below, we are responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees, prior to the first sale of a licensed product, can be as high as $0.1 million depending upon the anniversary. Milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $0.5 million. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $0.6 million. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $0.3 million for the years ended December 31, 2021 and 2020, respectively.

We have a sponsored research agreement with MD Anderson that currently runs until the end of December 2022. The expenses recognized under the MD Anderson agreement with regards to the sponsored research agreement were $0.7 million and $0.6 million for the year ended December 31, 2021 and 2020, respectively. In July 2021, we amended the sponsored research agreement for total payment of $0.2 million to support the continuation of the project.

Annamycin

On June 29, 2017, we entered into a patent and technology license agreement with MD Anderson licensing certain technology related to the method of preparing Liposomal Annamycin and on December 17, 2021 we entered into an amendment to this agreement to include certain technology related to the method of reconstituting Liposomal Annamycin. On December 2, 2021, we entered into a patent and technology license agreement with MD Anderson licensing certain technology related to lung targeted therapies with Annamycin. The terms and payments of which are included in the summary above. The terms of these agreements extend until the later of 20 years from the effective date of the agreements, or the expiration of the last-to-expire licensed patent. In addition, commencing on the four-year anniversary of each agreement, MD Anderson has the right to remove any jurisdiction from such agreement, upon 90 days’ notice, if we have not commercialized or are not using commercially reasonable efforts actively and effectively to attempt to commercialize a licensed invention in such jurisdiction.

WP1066 Portfolio

The rights and obligations to a June 2010 Patent and Technology License Agreement entered into by and between Moleculin LLC and MD Anderson (the “2010 Agreement”) have been assigned to us. Therefore, we have obtained a royalty-bearing, worldwide, exclusive license to intellectual property rights, including patent rights, related to our WP1066 drug product candidate. On February 3, 2022, we entered into a new patent and technology license agreement (the “2022 Agreement”) with MD Anderson licensing certain technology related to WP1066 checkpoint inhibitors. In consideration for these agreements, we must make payments to MD Anderson including an up-front payment, milestone payments and minimum annual royalty payments for sales of products developed under the license agreement. Annual maintenance fee payments will no longer be due upon marketing approval in any country of a licensed product under the 2010 Agreement. One-time milestone payments are due upon commencement of the first Phase III study for a licensed product within the United States, Europe, China or Japan; upon submission of the first NDA for a licensed product in the United States; and upon receipt of the first marketing approval for sale of a licensed product in the United States. The term of the 2010 Agreement extends until the later of 15 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. The term of the 2022 Agreement extends until the later of 20 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. In addition, MD Anderson may terminate the 2022 Agreement if we fail to file for an IND for a Phase 1 study before February 2, 2025 in the United States, France, Germany, Italy, Spain, the United Kingdom or China.

WP1122 Portfolio

The rights and obligations to an April 2012 Patent and Technology License Agreement entered into by and between IntertechBio and MD Anderson (the “2012 Agreement”) have been assigned to us. Therefore, we have obtained a royalty-bearing, worldwide, exclusive license to intellectual property, including patent rights, related to our WP1122 Portfolio and to our drug product candidate, WP1122. On December 3, 2021, we entered into a new patent and technology license agreement (the “2021 Agreement”) with MD Anderson licensing certain technology related to WP1122 anti-viral treatments. The terms and payments of these agreements are included in the summary above. The 2012 Agreement was amended in May 2020 to provide for extension of a certain milestone requirement and allowed for us to extend such milestone upon our request and extension payment. The initial milestone required us to file an IND with the FDA for a Phase I study by February 20, 2021. We extended the deadline for this milestone to August 20, 2021 by paying an extension fee. On August 3, 2021, we filed a CTA in the United Kingdom to commence a Phase 1a clinical trial of WP1122. MD Anderson agreed that this CTA filing would further extend the deadline to file an IND with the FDA for a Phase I study until February 2022. In December 2021, we submitted an IND for the treatment of GBM with WP1122 to the FDA, thus meeting the IND filing milestone. The term of the 2012 agreement extends until the later of 15 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. In addition, MD Anderson may terminate the 2012 agreement if we fail to commence a Phase 1 study for a licensed product prior to November 20, 2022; or if we fail to commence a Phase 2 study for licensed product prior to November 20, 2024. The term of the 2021 agreement extends until the later of 20 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. In addition, MD Anderson may terminate the 2021 agreement if we fail to file an IND or its foreign equivalent for a Phase 1 study for a licensed product prior to December 3, 2024; or if we fail to commence a Phase 1 study for licensed product prior to December 3, 2026. We believe that the filing and clearance of a WP1122 Phase 1 clinical trial for COVID-19 in the UK and subsequent start of that trial will meet these milestone requirements.

WPD Licensing Agreement

On December 20, 2021, we amended our sublicense agreement with WPD Pharmaceuticals (WPD), originally entered into on February 19, 2019, pursuant to which we sublicensed to WPD certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio, which sublicense was previously amended on March 22, 2021 (as amended, the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, our founder. Under the WPD Agreement, we granted WPD a royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in the countries of Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland (licensed territories).

Pursuant to the WPD Agreement, WPD agreed that it must use Commercially Reasonable Development Efforts (CRDE) to develop and commercialize products in the licensed territories. For purposes of the WPD Agreement, the term CRDE means the expenditure, either directly or through the guarantees of grants, by or on behalf of WPD or any of its affiliates of at least: (i) $2,500,000 during the first four (4) years (the “Initial Hurdle Date”) immediately following the date of the original agreement, or February 19, 2019, on the research, development and commercialization of sublicensed products in the licensed territories; and (ii) a minimum of $2,100,000 annually for each of the five (5) years after the Initial Hurdle Date on the research and development of sublicensed products in the licensed territories. The total minimum required total CRDE is $14.0 million.

During the term of the WPD Agreement, to the extent we are required to make any payments to MD Anderson pursuant to our license agreements with MD Anderson, whether a milestone or royalty payment, as a result of the research and development or sale of a sublicensed product, WPD shall be required to advance or reimburse us for such payments. In further consideration for the rights granted by us to WPD under the WPD Agreement, WPD agreed to pay us a royalty percentage at a rate equal to the royalty rate owed MD Anderson under our license agreements with MD Anderson plus an additional royalty (the “override royalty percentage”) equal to 1.0% of net sales of any sublicensed products, provided, however, if WPD spends: (i) more than $14.0 million in CRDE, the override royalty percentage will decrease to 0.75% of net sales; or (ii) more than $17.0 million in CRDE, the override royalty percentage will decrease to 0.5% of net sales.

With certain exceptions, the WPD Agreement will remain in full force and effect until the expiration of the last patent within the sublicensed patents. Notwithstanding the foregoing, we have the right, in our sole discretion, to terminate the WPD Agreement in whole, or to materially amend the agreement by removing a portion of the sublicensed subject matter, in connection with certain fundamental transactions or in connection with the granting to an unaffiliated third party of a license or sublicense to all or to a material portion of the sublicensed subject matter within all or substantially all of the licensed territories (such event, the “buyback event”) by making a payment to WPD based on the percentage of licensed territories involved in the buyback event as compared to the overall world healthcare spend and the extent to which WPD has satisfied its CRDE requirements.

On December 19, 2021, we consented to allow WPD, upon a default to a third-party lender that had advanced funds to WPD (the “Lender”), to assign the WPD Agreement to the Lender, subject to certain conditions and subject to the Lender granting us the right to terminate the WPD Agreement upon any assignment as follows. If the assignment occurs, we have the right at any time during the remaining term of the WPD Agreement to terminate the agreement by paying the Lender $1.7 million (the “Termination Fee”) in the form of $1.0 million in cash and the issuance to Lender of our common stock valued at the remaining balance due (based on valuing each share of common stock issued at the greater of $3.00 per share or 30% less than the five day trading average of the common stock for the five trading days prior to the date the notice of termination is delivered; provided that if the assignment occurs and if we do not exercise the above termination right within 90 days of the Assignment Date: (i) the Initial Hurdle Date will be extended for a period of 3 years; and (ii) the Termination Fee shall increase (A) $2.0 million prior to the later of March 1, 2023 or 105 days from the assignment date; (B) $2.2 million prior to the later of March 1, 2024 or one year and 105 days from the assignment date; or, (C) $2.4 million thereafter. Upon any assignment, we will pay the Lender $0.2 million to cover legal and transaction fees related to the termination.

Animal Life Sciences Licensing Agreement

On February 19, 2019, we sublicensed certain intellectual property rights, including rights to Annamycin, our WP1122 portfolio, and our WP1066 portfolio in the field of non-human animals to Animal Life Sciences, LLC (ALI) (the “ALI Agreement”). ALI is affiliated with Dr. Waldemar Priebe, our founder. Under the ALI Agreement, we granted ALI a worldwide royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of non-human animals under the licensed intellectual property. This license is subject to the terms in the prior agreements entered into by the Company and MD Anderson.

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

Prior Sublicenses

In 2015, we entered into certain patent and technology development and license agreements with Dermin sp. z o.o. (Dermin). In connection with such agreements, certain intellectual property rights related to Annamycin, our WP1122 portfolio, and our WP1066 portfolio were licensed to Dermin and Dermin was granted a royalty-bearing, exclusive license to manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in certain countries in Europe and Asia. In July 2019, Dermin assigned its rights under the foregoing license agreements to an affiliated entity, Exploration Invest Pte Ltd. (Exploration). On July 30, 2019, we and Exploration entered into an agreement pursuant to which we issued Exploration shares of Company common stock valued at $0.5 million (based on the greater of the closing price of the common stock on the date of the agreement or the 10-day average closing price prior to the date of the agreement) in exchange for the modifying the license agreements to: (i) limit the licensed territory solely to Poland; and (ii) limit the patent rights and technology rights licensed to Exploration to the patent rights and technology rights that existed on the date the original license agreements were entered into with Dermin. In February 2022, we entered into a termination agreement with Exploration pursuant to which Exploration agreed to terminate all the above licenses for a one-time payment of $400,000. As of the date hereof, all the above licenses have been terminated.

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

In July 2021, we formed Moleculin Amsterdam B.V., a wholly owned subsidiary, primarily to act as our legal representative for clinical trials in Europe for Moleculin Biotech, Inc.

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

The unmet medical need for more effective cancer therapies is such that oncology drugs are one of the leading class of drugs in development. These include a wide array of products against cancer targeting many of the same indications as our drug candidates. While the introduction of newer targeted agents may result in extended overall survival, we believe that induction therapy regimens are likely to remain a cornerstone of cancer treatment in the foreseeable future.

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

A number of attempts have been made or are under way to provide an improved treatment for AML. Celator Pharmaceuticals reported Phase III clinical trial results for a new combined formulation of cytarabine and daunorubicin (commonly used induction therapy drugs) they call Vyxeos. This new liposome formulation provides a 5:1 ratio of cytarabine and daunorubicin in each of three injections. When compared with patients receiving 7 injections of cytarabine and 3 injections of daunorubicin (traditional 7+3 induction therapy), patients receiving Vyxeos achieved an average increase in overall survival of approximately 3.5 months (9.5 months compared with 6 months). Despite this extension of overall survival, Vyxeos did not reduce the toxic side effects of daunorubicin (including cardiotoxicity) and it failed to qualify a majority of patients for curative bone marrow transplant. With these results, Jazz Pharmaceuticals acquired Celator in 2016 and obtained FDA approval. More recently, a new drug called venetoclax, which is indicated for the treatment of chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL) in combination with certain antibody therapies, has been found to be effective for the treatment of AML.

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

Soft-tissue sarcomas which have metastasized to the lungs are extremely difficult to treat. There are an estimated 13,600 new cases of soft-tissue sarcoma diagnosed each year, and of those that metastasize, approximately 70% of metastases occur to the lungs. The current standard of care consists of anthracycline therapy or newer-generation drugs such as pazopanib. However, only 20% of patients with STS lung metastases respond to these treatments. There are competitive efforts underway to develop new treatments for STS, including metastatic STS, but few specifically target STS metastases to the lungs.

Non-resectable pancreatic cancers are typically treated with chemotherapy and other pharmacotherapies, including Abraxane, Lynparza and Tarceva. While these products have been commercially successful, their success rates at treating pancreatic cancer are low and fatality rates remain high. This has led to a tremendous amount of clinical development activity in pancreatic cancer, with 551 trials ongoing, resulting in significant competition for pancreatic cancer patients among clinical trials, which could impact development timelines.

Several products have established efficacy for the treatment of SARS-CoV-2 infection and COVID-19, and the continued development of additional therapies has resulted in competition for patients in clinical trials. Products which have obtained approval, either on an emergency use basis or pursuant to full regulatory review, include antiviral antibody therapies from Lilly, Regeneron, GSK and AstraZeneca; small molecule antiviral drugs from Pfizer and Merck; and targeted anti-inflammatory drugs from Lilly and others. If proven to be effective against COVID-19, WP1122 would be expected to compete with other host-based therapies including targeted anti-inflammatory drugs.

Competition for other indications targeted for each of our drug candidates is described above.

Government Regulation

Government authorities at the federal, state and local level in the US, and in analogous levels in other countries extensively regulate, among other things, the development, testing, manufacture, quality control, safety, effectiveness, approval, labeling, packaging, storage, distribution, import, export, record-keeping, reporting, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. The pharmaceutical drug product candidates that we develop must be approved by the FDA before they may be marketed and commercially distributed in the US, and by regulators in other countries before being marketed and commercially distributed there.

In the United States, the FDA regulates pharmaceutical products such as our product candidates under the Federal Food, Drug, and Cosmetic Act and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. Obtaining regulatory approvals and complying with post-approval requirements generally is expensive, labor-intensive and time-consuming. Failure to comply with the applicable requirements may subject an applicant to administrative or judicial enforcement action, which could include refusal to permit clinical trials, refusal to approve an application, withdrawal of an approval, issuance of a warning letter, product recall, product seizure, suspension of production or distribution, fines, refusals of government contracts, and restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Development and Approval

The process required by the FDA before a pharmaceutical product may be marketed in the US generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies;

•	Submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin;

•	Performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (GCP) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•	Submission to the FDA of an NDA for marketing approval that includes substantial evidence of safety and effectiveness from results of clinical trials, as well as the results of preclinical testing, detailed information about the chemistry, manufacturing and controls, and proposed labeling and packaging for the product;

•	Review of the product candidate by an FDA advisory committee, if applicable;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced, to assess compliance with current good manufacturing practice, or cGMP, requirements, to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA, including agreement on post-marketing commitments, if applicable.

The development and approval process, as well as post-approval requirements and restrictions, require substantial resources, attention and effort, and the prospects for approval and continued compliance are inherently uncertain.

Preclinical Testing. Before testing any compound in humans in the US, a company must generate extensive preclinical data. Preclinical testing generally includes laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological studies in animals to assess the product’s safety and activity. The preclinical work must be done in accordance with Good Laboratory Practice, or GLP, requirements, the Animal Welfare Act, and other applicable regulations. The sponsor must submit the preclinical data in an IND, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol. Unless the FDA notifies the sponsor otherwise, an IND becomes effective 30 days after receipt by the FDA, and the proposed clinical trial may begin. If it expresses concerns to the sponsor, FDA may impose a “clinical hold,” which precludes beginning the study until the issues are resolved. Similarly, once a study has begun, the FDA may impose a clinical hold suspending further activity, pending resolution of agency concerns. Accordingly, we cannot be sure that submission of an IND will result in a clinical trial beginning or that, once begun, a clinical trial will not be suspended or terminated.

IND Application. Clinical trials involve the administration of the product candidate to healthy volunteers or subjects with the targeted disease under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with FDA’s good clinical practice, or GCP, regulations, which are intended to safeguard study subjects and support the validity of the resultant data. Further, each clinical trial must be reviewed and approved by an independent institutional review board (IRB) at, or servicing, each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and for determining that the risks to study participants are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that each study subject (or his or her legal representative) must sign, and is responsible for monitoring the conduct of the study until completed.

Clinical testing. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The pharmaceutical product is initially administered to humans, usually a small group of healthy human subjects, but occasionally to subjects with the targeted disease. This latter case is usually reserved for product candidates intended for severe or life-threatening diseases (such as cancer) and/or when the product may be too inherently toxic to ethically administer to healthy volunteers. Phase 1 trials generally are intended to determine the metabolism and pharmacologic actions of the drug, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. Because our product candidates are being studied for treating cancers and contain cytotoxic agents, our Phase 1 studies are conducted in late-stage cancer patients whose disease has progressed after treatment with other agents, and are focused on establishing a maximum tolerable dose (MTD).

•

Phase 2: Here the product candidate is evaluated in a limited patient population to develop data regarding effectiveness, to determine dosage tolerance, optimal dosage and dosing schedule, to gather additional safety information, and to identify patient populations with specific characteristics where the pharmaceutical product may be more effective.

•	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. The studies must be well controlled and usually include a control arm for comparison. One or two Phase 3 studies are usually required by the FDA for an NDA approval, depending on the disease severity and other available treatment options. In some instances, an NDA approval may be obtained based on Phase 2 clinical data, often with the understanding that the approved drug can be sold subject to a confirmatory trial to be conducted post-approval.

Additionally, post-approval studies, also referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are often used to gain additional information about use of the product for its approved indication, and may at times be required by the FDA as a condition of approval.

Clinical trials require submission of annual progress reports to the FDA, and certain events, especially safety-related information, may require making reports to the FDA, investigators, and/or the IRB, and can lead to suspension, modification, or cessation of ongoing trials. Accordingly, clinical trials may not be completed successfully within any specified period, if at all.

Concurrent with clinical trials, companies usually complete additional animal studies, develop additional information about the physical characteristics of the product candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements.

The sponsor of a clinical trial or the sponsor’s designated responsible party may be required to register certain information about the trial and disclose certain results on government or independent registry websites, such as ClinicalTrials.gov. Additionally, a manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

NDA Submission and Review. The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product candidate, proposed labeling and other relevant information are submitted to the FDA as part of an NDA seeking approval to market the product. Under the Prescription Drug User Fee Act (PDUFA), as amended, the submission of an NDA is subject to the payment of a substantial fee, although the fee may be waived under certain circumstances, which may or may not be applicable to us or our partners for any of our product candidates. In addition, under the Pediatric Research Equity Act, as amended, an NDA or supplement to an NDA generally must contain data to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers depending on the designated pathway for submission.

The FDA first examines a submitted NDA to determine if the application is sufficiently complete to be accepted for review. If not, the agency may refuse to file the NDA, informing the sponsor of inadequacies to be addressed in a resubmitted application. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once an NDA is accepted for filing, the FDA begins an in-depth review of the application. Pursuant to goals established under PDUFA, the FDA aims to complete the review within 10 months of the 60-day filing date, which would be within 12 months of the date of submission, but that deadline is extended in certain circumstances, including by FDA requests for additional information or clarification.

The FDA also has programs intended to expedite the development and review of new drugs intended to treat serious or life-threatening conditions and address unmet medical needs and/or provide benefits over existing therapies. They include:

•	Priority Review, under which FDA aims to complete the NDA review within eight months of the date of submission;
•	Accelerated Approval, where a product may be approved on the basis of data demonstrating an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit;
•	Fast Track, which may provide for FDA review of sections of the NDA on a rolling basis, before the complete application is submitted; and
•	Breakthrough Therapy, which also provides for rolling review and other actions to expedite review of the NDA.

The availability of these programs is determined by the facts surrounding each specific product candidate, the disease or condition it is intended to treat, and the availability and characteristics of alternative treatments. Because those factors are subject to change, even if a product or application is granted designation for one (or more) of these programs, the benefits of the program may ultimately not be available. Additionally, the FDA may rescind designations for certain expedited programs (specifically, Fast Track and Breakthrough Therapy) if the agency determines the product candidate no longer meets the criteria for such programs.

The FDA review of an NDA focuses on determining, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, strength, quality and purity. The FDA may refer applications for novel pharmaceutical products or pharmaceutical products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA may also determine that a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product. Among other things, a REMS can include restrictive conditions under which the product may be distributed, which may have a negative impact on the product’s commercial success. If the FDA concludes that a REMS is needed, the NDA sponsor must submit a proposed REMS, and the product will not be approved until FDA determines that the proposed REMS is adequate.

The FDA usually will inspect the facilities at which the product candidate is manufactured, and will not approve the product candidate unless the agency determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with IND study requirements and GCP. The NDA review process also includes evaluation of the proposed labeling, which is often the subject of significant back-and-forth between the sponsor and the agency.

The NDA review and approval process is lengthy and difficult, and may involve FDA requests for additional data or information, which may extend the process and/or lead the agency to refuse to approve the application. This is the case even if requested data or information are submitted, because data are not always conclusive and the FDA may interpret data differently than the sponsor does. If it decides not to approve an NDA, the FDA will issue a complete response letter, which usually describes the specific deficiencies in the NDA and may include recommended actions the applicant might take for the FDA to reconsider the application. The deficiencies may be minor, for example, requiring labeling changes, or more significant, such as requiring additional clinical trials. An applicant receiving a complete response letter may either revise and resubmit the NDA or withdraw the application.

FDA approval of an NDA may impose significant limitations that could weaken the commercial value of the product. This could take the form of a narrow indication or dosage, requiring the labeling to contain contraindications, warnings or precautions to address perceived safety issues, or mandating a REMS that significantly restricts or imposes burdens on how the product is distributed. Additionally, the FDA may require Phase 4 testing as a condition of approval. In particular, the FDA requires Phase 4 testing as a condition of accelerated approval, and may withdraw accelerated approval of a product if a sponsor fails to timely conduct such studies or if those studies fail to confirm safety or effectiveness. Such post-approval requirements can materially impact a product’s commercial prospects. Post-approval modifications to a drug product, such as changes in indications, labeling or manufacturing processes or facilities, may require development and submission of additional information or data in a new or supplemental NDA, which would also require prior FDA approval.

Regulatory Exclusivities. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the US. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation (ODD) for the product for that use. The benefits of ODD include research and development tax credits and exemption from user fees, including the significant application fee otherwise required with submission of an NDA. A drug that is approved for an indication that is within the product’s orphan drug designation is granted seven years of orphan drug exclusivity (ODE). During that period, the FDA generally may not approve any other application for product with the same active moiety for the same use, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with orphan drug exclusivity. A court decision in 2021 broadened the scope of ODE, but the impact of that decision is yet to be determined.

ODD and ODE are also available from the European Union (EU). ODD in the EU is generally available for drug products intended to treat life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU when the application is made. If the orphan-designated product continues to meet the criteria for orphan designation at approval, the approval for an orphan-designated indication conveys a 10-year exclusivity period, during which the competent authorities in the EU may not accept another marketing authorization application and may not grant another marketing authorization for a similar medicinal product (i.e., a medicinal product with an identical active substance, or an active substance with the same principal molecular structural features and that acts via the same mechanisms) for the same therapeutic indication. The 10-year period can be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for the ODD, which can include if the product is sufficiently profitable not to justify market exclusivity. In the EU, ODE does not preclude granting a marketing authorization for a similar medicinal product for the same therapeutic indication, if that medicinal product is demonstrated to be safer, more effective or otherwise clinically superior, or if the company with orphan drug exclusivity is unable to supply sufficient quantities of the product.

Products that are approved to treat rare diseases that are serious or life-threatening and where the serious or life-threatening manifestations primarily affect patients under the age of 19 years of age may qualify for the Rare Pediatric Disease Priority Review Voucher (RPDPRV) program, in which the product sponsor receives upon approval a voucher for priority review of another product. The voucher can be used by the sponsor for a subsequent application that would not in its own right qualify for priority review, or it may be sold to another company for that use. In either case, a RPDPRV may have significant value. Under the current statutory sunset provisions for the RPDPRV program, after September 30, 2024, FDA may award a voucher for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers.

We received ODD for Annamycin for the treatment of AML in 2018, and in 2020 for the treatment of soft tissue sarcomas, and Fast Track Designation for Annamycin for the treatment of relapsed or refractory AML in April 2019. We received ODD for WP1066 for the treatment of glioblastoma in 2019. If WP1066 is timely approved for the treatment of any of the following pediatric diseases, we may qualify for a Rare Pediatric Disease Priority Review Voucher: ependymoma, medulloblastoma, diffuse intrinsic pontine glioma, or atypical teratoid rhabdoid tumor, provided that related statutory sunset provisions are extended.

The federal Food, Drug and Cosmetic Act (FDCA) also provides for a grant of five-year exclusivity with approval of a product containing a new chemical entity (NCE), which generally means that the active moiety has never before been approved in any drug. During this exclusivity period, which runs from the date of the product’s approval, FDA may not accept for filing any Abbreviated New Drug Application (ANDA) for a generic version of the product or any 505(b)(2) NDA (generally an NDA that relies on data that are not the sponsor’s and for which the sponsor has not obtained a right of reference) for a product with the same active moiety. There are circumstances under which the follow-on application can be submitted at four years, and there are provisions that operate to preclude approval of the application for an additional period of time. Also, NCE exclusivity does not block approval of a “full” NDA (generally, an NDA in which the data are the sponsor’s or for which the sponsor has obtained a right of reference). The NCE exclusivity scheme is complicated and evolving; for that reason, although we believe that some of our products will qualify for five-year NCE exclusivity, we cannot be certain that will receive such exclusivity, or that if we do, the exclusivity will effectively protect our market position.

Post-Approval Requirements

Once approved, products are subject to continuing regulation by the FDA, including, among other things, cGMP compliance, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include standards for direct-to-consumer advertising, prohibitions on promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Although physicians may prescribe legally available pharmaceutical products for off-label uses, manufacturers may not directly or indirectly market or promote such off-label uses. If ongoing regulatory requirements are not met, or if safety or manufacturing problems occur after the product reaches the market, the FDA may at any time withdraw product approval or take actions that would limit or suspend marketing. Additionally, the FDA may require post-marketing studies or clinical trials, changes to a product’s approved labeling, including the addition of new warnings and contraindications, or the implementation of other risk management measures, including distribution-related restrictions, if there are new safety information developments. Further, failure to comply with FDA requirements can have negative consequences including adverse publicity, enforcement letters from the FDA, actions by the US Department of Justice and/or US Department of Health and Human Services Office of Inspector General, mandated corrective advertising or communications with doctors, and civil or criminal penalties.

We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. Manufacturers of our product candidates are required to comply with applicable FDA manufacturing requirements contained in the agency’s cGMP regulations and related policies. The cGMP regulations require, among other things, adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of pharmaceutical products are required to register their establishments with the FDA and certain state agencies and the FDA inspects equipment, facilities, and processes used in manufacturing pharmaceutical products prior to approval. The FDA and certain state agencies also conduct periodic unannounced inspections to re-inspect equipment, facilities, and processes for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to take enforcement actions or seek sanctions, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP and other applicable FDA regulatory requirements.

Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or NDA sponsor, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Patent Term Restoration

If we receive FDA approval of our pharmaceutical product candidates, and depending upon the timing, duration and specifics of the FDA approval of the use of our pharmaceutical product candidates, some of our product candidates covered by US patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for the patent term lost during product development and the FDA regulatory review process for a product the approval of which is the first permitted commercial marketing of the active pharmaceutical ingredient. However, patent term restoration cannot extend the remaining term of a patent beyond a date 14 years after the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved pharmaceutical product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent unless an extension is obtained. The US Patent and Trademark Office, in consultation with the FDA, reviews and renders a decision on the application for any patent term extension or restoration. In the future, we may be able to apply for extension of patent term for one or more of our currently licensed patents or any future owned patents to add patent life beyond its current expiration date, depending upon the expected length of the clinical trials and other factors involved in the filing of the relevant NDA. We cannot be certain that any of our product candidate’s will qualify for patent term restoration or, if so, for how long the patent term will be extended.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which we may obtain regulatory approval. In the United States and in markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government payers such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a pharmaceutical product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the pharmaceutical product. Third-party payers may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not, and frequently do not, include all the FDA-approved pharmaceutical products for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. A payer’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, in the United States there is a growing emphasis on comparative effectiveness research, both by private payers and by government agencies. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our pharmaceutical product candidates may not be considered medically necessary or cost-effective. To the extent other drugs or therapies are found to be more effective than our products, payers may elect to cover such therapies in lieu of our products and/or reimburse our products at a lower rate.

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular pharmaceutical product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

International Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future drugs. Whether or not we obtain FDA approval for a drug, we must obtain approval of a drug by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the drug in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

Employees

As of December 31, 2021 our workforce consisted of twenty-one full and part-time employees and contractors devoting more than 20 hours per week, in the US and Europe. We leverage our work force with other service providers and contractors worldwide, working in a primarily virtual environment, even prior to the COVID-19 pandemic. Our workforce contained thirteen full-time employees and four part-time employees.

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

Risks Related to Regulatory Approval and the Development and Commercialization of our Drug Candidates

•	We are developing our drugs to treat patients who are extremely or terminally ill, and patient deaths that occur in our clinical trials could negatively impact our business even if such outcomes are not shown to be related to our drugs.
•	We are conducting important clinical trials in Poland, and studies for additional countries in which to perform preclinical studies and clinical trials and the risks associated with conducting research and clinical trials abroad could materially adversely affect our business.
•	There are limited suppliers for active pharmaceutical ingredients (API) used in in our drug candidates. Problems with the third parties that manufacture the API used in our drug candidates may delay our clinical trials or subject us to liability.
•	We cannot guarantee how long it will take regulatory agencies to review our applications for product candidates, and we may fail to obtain the necessary regulatory approvals to market our product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.
•	Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for any of our product candidates.
•	We may expend significant resources to pursue certain product candidates for specific indications, and fail to capitalize on the potential of such product candidates for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.
•	We may find it difficult to enroll subjects in our clinical trials, which could delay or prevent clinical trials of our product candidates.
•	A portion of our clinical development plan relies on physician-sponsored trials, which we do not control and which may encounter delays for reasons outside of our control.
•	If any of our drug product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be harmed.
•	Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
•	Even if our product candidates receive marketing authorization from the FDA, if the FDA does not find the manufacturing facilities of our future contract manufacturers acceptable for commercial production, we may not be able to commercialize any of our product candidates.
•	We received ODD for Annamycin and WP1066, but even if either product candidate is approved and receives ODE, ODE may not effectively prevent approval of a competing product.
•	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.
•	We have received Fast Track designation for one of our product candidates and may seek the same designation for one of more of our other product candidates. Even if we receive designation, such designation may not actually lead to a faster development or regulatory review or approval process. Fast Track designation may also be rescinded if the FDA believes the designation is no longer supported by data from our clinical development program.
•	Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•	We may not be able to conduct, or contract others to conduct, animal testing in the future, which could harm our research and development activities.
•	We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

Risks Related to Our Intellectual Property

•	The composition of matter patent for Annamycin has expired, and other patents have not yet been issued, and may not be issued.
•	The intellectual property rights we have licensed from MD Anderson are subject to the rights of the US government.
•	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
•	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
•	If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.
•	If we breach any of the agreements under which we license patent rights or if we fail to meet certain development deadlines, pay certain fees including extension fees or exercise certain rights to technology, we could lose or fail to obtain license rights that are important to our business.

Risks Relating to Our Business and Financial Condition

•	We will require additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
•	Because successful development of our product candidates is uncertain, we are unable to estimate the actual amount of funding we will require to complete research and development and commercialize our products under development.
•	We have commenced clinical trials, have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on an annual basis, which may make it difficult to predict our future performance.
•	We have in the past completed related party transactions that were not conducted on an arm’s length basis.
•	We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.
•	We conduct operations through our Australia wholly owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations will suffer.
•	Our financial condition would be adversely impacted if our intangible assets become impaired.
•	We have no sales, marketing or distribution experience and we will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.
•	We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.
•	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
•	We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.
•	We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.
•	We do not expect that our insurance policies will cover all of our business exposures thus leaving us exposed to significant uninsured liabilities.
•	We may incur penalties if we fail to comply with healthcare regulations.
•	We may not be able to recover from any catastrophic event affecting our suppliers.
•	Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems or deficiency in our cyber security.
•	The COVID-19 outbreak has delayed recruitment in our clinical trials and may continue or worsen, may affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to our planned clinical trials and ultimately of reviews and approvals of our product candidates.
•	Our ability to successfully commence and recruit subjects for a potential Phase 2 COVID-19 clinical trial of WP1122 is dependent upon our ability to locate a foreign jurisdiction for such a trial with a sufficient and certain patient population at the time of such trial.
•	Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
•	We depend on our information technology and infrastructure so compromises could materially harm our ability to conduct business or delay our financial reporting.

Risks Relating to Our Common Stock

•	Our stock price has been and may continue to be volatile, which could result in substantial losses for investors.
•	We are an early clinical stage biotechnology company and have incurred significant losses since our inception and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability, which could have an impact on finding additional financing.
•	Shares issuable upon the exercise of outstanding options or warrants may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.
•	As a biotechnology company, we are at increased risk of securities class action litigation.
•	If we are unable to maintain compliance with the listing requirements of The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.
•	Failure to maintain our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.
•	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

General Risks

•	Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.
•	Negative research about our business published by analysts or journalists could cause our stock price to decline. A lack of regularly published research about our business could cause trading volume or our stock price to decline.
•	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
•	We have no intention of declaring dividends in the foreseeable future.
•	Certain provisions in our organizational documents could enable our board of directors to prevent or delay a change of control.
•	Shareholder activism could cause material disruption to our business.

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

Risks Related to Regulatory Approval and the Development and Commercialization of our Drug Candidates

We are developing our drug candidates to treat patients who are extremely or terminally ill, and severe adverse outcomes, including patient deaths, that occur in our clinical trials could negatively impact our business even if such outcomes are not shown to be related to our drugs.

It is our intention to continue to develop our drug candidates focused on rare and deadly forms of cancer. Patients suffering from these diseases are extremely sick and have a high likelihood of experiencing adverse outcomes, including death, as a result of their disease or due to other significant risks including relapse of their underlying malignancies. Many patients have already received high-dose chemotherapy and/or radiation therapy, which are associated with their own inherent risks, prior to treatment with our drug candidates.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●

reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality assurance. We do not have control over third party manufacturers’ compliance with these regulations and standards, but we may ultimately be responsible for any of their failures;

●	delays as a result of manufacturing problems or re-prioritization of projects at a third-party manufacturer;

●	our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and commercial needs, if any;

●	termination or non-renewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

●	the possible misappropriation of our proprietary information, including our trade secrets and know-how or infringement of third-party intellectual property rights by our contract manufacturers; and

●	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

Any of these events could lead to preclinical study and clinical trial delays or failure to obtain regulatory approval or affect our ability to successfully commercialize future products. Some of these events could be the basis for FDA or other regulatory authority action, including clinical holds, fines, injunctions, civil penalties, license revocations, recall, seizure, total or partial suspension of production, or criminal penalties.

In addition, our product candidates involve technically complex manufacturing processes, and even slight deviations at any point in the production process may lead to production failures and may cause the production of our product candidates to be disrupted, potentially for extended periods of time. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Furthermore, a contract manufacturer may possess technology related to the manufacture of our product candidate that such contract manufacturer owns independently. This would increase our reliance on such contract manufacturer or require us to obtain a license from such contract manufacturer in order to have another contract manufacturer manufacture our product candidates.

Third-party manufacturers may not be able to comply with applicable cGMP regulations or similar regulatory requirements outside the US. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed, including clinical holds, fines, injunctions, civil penalties, delays, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

In addition, if we are required to change contract manufacturers for any reason, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new contract manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers, and it may prove very difficult and time consuming to identify potential alternative manufacturers who could manufacture our product candidates. Accordingly, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

If our third-party drug suppliers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we could be subject to certain product liability claims in the event such failure to comply resulted in defective products that caused injury or harm.

We cannot guarantee how long it will take regulatory agencies to review our applications for product candidates, and we may fail to obtain the necessary regulatory approvals to market our product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate revenue will be materially impaired.

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

Delays in the commencement, enrollment and completion of clinical trials could increase our product development costs or limit the regulatory approval of our product candidates. We do not know whether any future trials or studies of our other product candidates will begin on time or will be completed on schedule, if at all. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, including delays or shortages in available drug product, required clinical trial administrative actions, slower than anticipated subject enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in subject enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of subjects, including subjects who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of subject enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, that include the age and condition of the subjects and the stage and severity of disease, the nature of the protocol, the proximity of subjects to clinical sites and the availability of effective treatments and/or availability of investigational treatment options for the relevant disease.

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

•

clinical sites dropping out of a clinical trial;

time required to add new clinical sites;

negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•	serious and unexpected drug-related side effects experienced by subjects in our clinical trials or by individuals using drugs similar to our product candidates;

•	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in or inability to enroll research subjects in sufficient numbers or at the expected rate;

•

high drop-out rates and high fail rates of research subjects;

imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or foreign regulatory authorities;

delays or failures in obtaining required IRB approval;

•

inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

failure to comply with GLP, GCP, cGMP or similar foreign regulatory requirements that affect the conduct of pre-clinical and clinical studies and the manufacturing of product candidates;

•	greater than anticipated clinical trial costs;

•	poor effectiveness of our product candidates during clinical trials;

•

requests by regulatory authorities for additional data or clinical trials;

governmental or regulatory agency assessments of pre-clinical or clinical testing that differ from our interpretations or conclusions;

governmental or regulatory delays, or changes in approval policies or regulations; or

unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or vendor.

We, the FDA, other regulatory authorities outside the United States, or an IRB may suspend a clinical trial at any time for various reasons, including if it appears that the clinical trial is exposing participants to unacceptable health risks or if the FDA or one or more other regulatory authorities outside the United States find deficiencies in our IND or similar application outside the United States or the conduct of the trial. If we experience delays in the completion of, or the termination of, any clinical trial of any of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from such product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, results of operations, cash flows and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may expend significant resources to pursue certain product candidates for specific indications, and fail to capitalize on the potential of such product candidates for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. Specifically, with regard to Annamycin, we are initially focusing our efforts on the treatment of AML and soft tissue sarcoma. As a result, we may forego or delay pursuit of opportunities with Annamycin or other product candidates for the treatment of other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Furthermore, until such time as we are able to build a broader product candidate pipeline, if ever, any adverse developments with respect to our current product candidates would have a more significant adverse effect on our overall business than if we maintained a broader portfolio of product candidates.

We have commenced clinical trials and have never submitted an NDA, and any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and our collaborators or we may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. The commencement and completion of future clinical trials could be substantially delayed or prevented by several factors, including, but not limited to:

•

failure to reach agreement with the FDA or other regulatory agency requirements for clinical trial design or scope of the development program;

a limited number of, and competition for, suitable subjects with particular types of cancer and viruses for enrollment in our clinical trials;

•	delays or failures in reaching acceptable clinical trial agreement terms with CROs or clinical trial sites;

●	delays or inability to attract clinical investigators for trials;
●	clinical sites dropping out of a clinical trial;
●	time required to add new clinical sites;

•

failure of subjects to complete the clinical trial or inability to follow subjects adequately after treatment;

failures by, changes in our relationship with, or other issues at, CROs, vendors and investigators responsible for pre-clinical testing and clinical trials;

imposition of a clinical hold; and

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

We may find it difficult to enroll subjects in our clinical trials, which could delay or prevent clinical trials of our product candidates.

Identifying and qualifying subjects to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit subjects to participate in testing our product candidates. If subjects are unwilling to participate in our trials because of the COVID-19 pandemic and restrictions on travel or healthcare institution policies, negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of subjects, or those with required or desired characteristics to achieve diversity in a clinical trial, or complete our clinical trials in a timely manner. Subject enrollment is affected by a variety factors including, among others:

●	severity of the disease under investigation;
●	design of the trial protocol and size of the patient population required for analysis of the trial’s primary endpoints;
●	size of the patient population;
●	eligibility criteria for the trial in question;
●	perceived risks and benefits of the product candidate being tested;
●	willingness or availability of subjects to participate in our clinical trials (including due to the COVID-19 pandemic);
●	proximity and availability of clinical trial sites for prospective subjects;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	availability of competing vaccines and/or therapies and related clinical trials;
●	efforts to facilitate timely enrollment in clinical trials;
●	our ability to obtain and maintain subject consents;
●	the risk that subjects enrolled in clinical trials will drop out of the trials before completion;
●	subject referral practices of physicians; and
●	ability to monitor subjects adequately during and after treatment.

We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible subjects to participate in the clinical trials required by regulatory agencies.

Even if we enroll a sufficient number of eligible subjects to initiate our clinical trials, we may be unable to maintain participation of these subjects throughout the course of the clinical trial as required by the clinical trial protocol, in which event we may be unable to use the research results from those subjects. If we have difficulty enrolling and maintaining the enrollment of a sufficient number of subjects to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

A portion of our clinical development plan relies on physician-sponsored trials, which we do not control and which may encounter delays for reasons outside of our control.

Our drug product candidate, WP1066, has been in two physician-sponsored Phase 1 clinical trials, one for adult GBM and another for pediatric brain tumors. Our drug product candidate, Annamycin, is currently in a physician-sponsored Phase 1b/2 clinical trial in Poland for the treatment of STS lung metastases. These physician-sponsored trials are an important part of our clinical development plan. Although we provide drug product and other minor supporting activities for these clinical trials, we are not otherwise directly involved in these physician-sponsored trials. As such, we are dependent on the institutions conducting the trials to proceed with such trials on a timely basis, and we have encountered unforeseen delays in our physician-sponsored trials. For example, in the first quarter of 2021, we were notified that the physician sponsoring our WP1066 trial in adult GBM was leaving MD Anderson and MD Anderson is terminating that trial. Although other institutions have expressed an interest in sponsoring similar research on WP1066 in brain tumors, there is no assurance we will be successful in filing an IND for this trial into our name with the FDA. While we are making arrangements to continue this research in additional physician-sponsored trials, research on WP1066 in adult GBM has been delayed. We can provide no assurance that we will not encounter future delays with our physician-sponsored trials.

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

Significant adverse events caused by our product candidates or even competing products in development that utilize a common mechanism of action could cause us, an IRB or ethics committee, and/or regulatory authorities to interrupt, delay or halt clinical trials and could result in clinical trial challenges such as difficulties in subject recruitment, retention, and adherence, the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if any product candidates are approved, after the approved product has been marketed. In trials, both with prior developers and with ours using Annamycin, subjects have experienced adverse events. There can be no assurance that other adverse events may not emerge related to our drug. Additional or unforeseen side effects from Annamycin or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.

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

Even if our product candidates receive marketing authorization from the FDA, if the FDA does not find the manufacturing facilities of our future contract manufacturers acceptable for commercial production, we may not be able to commercialize our product candidates.

We are currently utilizing contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of drug product candidates for our clinical trials. Additionally, even if our product candidates receive marketing authorization from the FDA, we do not intend to manufacture the approved pharmaceutical products. We do not currently have agreements for the commercial manufacture of Annamycin or any of our other product candidates and we may not be able to reach agreements with these or other contract manufacturers for sufficient commercial supplies of Annamycin if it is approved. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of US and non-US regulators for the manufacture of our products. If our manufacturers cannot successfully manufacture material that conform to our specifications and the FDA’s cGMP requirements, and other requirements of any governmental agency whose jurisdiction to which we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls or other negative actions. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates, including:

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

We received ODD for Annamycin and WP1066, but even if either product candidate is approved and receives ODE, ODE may not effectively prevent approval of a competing product.

In 2017, we received notice that the FDA granted ODD for Annamycin for the treatment of AML and in 2020 we received notice that the FDA granted ODD for Annamycin for the treatment of soft tissue sarcomas. In February 2019, we received notice that the FDA granted ODD for WP1066 for the treatment of glioblastoma.

ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD may enable market exclusivity of 7 years from the date of approval of a NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Even if either Annamycin or WP1066 is approved and ODE is granted, we cannot know that the exclusivity will prevent approval of another product containing Annamycin and intended to treat AML or soft tissue sarcomas, or WP1066 and intended to treat glioblastoma, because any such subsequent product could be demonstrated to be clinically superior to Annamycin or WP1066.

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

We have received Fast Track designation for one of our product candidates and may seek the same designation for one of more of our other product candidates. Such designation may not actually lead to a faster development or regulatory review or approval process. Fast Track designation may also be rescinded if the FDA believes the designation is no longer supported by data from our clinical development program.

If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. FDA granted Fast Track designation to Annamycin for STS lung metastases in March 2021. If we seek Fast Track designation for Annamycin for other indications or for another product candidate, we may not receive it from the FDA. Additionally, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Interim or preliminary data from our clinical trials that we announce or publish from time to time may change as more subject data become available and are subject to audit and verification procedures that could result in material changes in the final data.

We have in the past, and intend in the future, to publicly disclose preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data becomes available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us could result in volatility in the price of our common stock.

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

Certain laws and regulations relating to drug development require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted or delayed.

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

We have obtained a royalty-bearing, worldwide, exclusive license to intellectual property rights, including patent rights related to our WP1066 Portfolio and WP1122 Portfolio drug product candidates from MD Anderson. Some of our licensed intellectual property rights from MD Anderson have been developed in the course of research funded by the US government. As a result, the US government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the US government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; (iii) government action is necessary to meet requirements for public use under federal regulations; or (iv) the right to use or sell such inventions is exclusively licensed to an entity within the US and substantially manufactured outside the US without the US government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restrictions (e.g., manufacturing substantially all of the invention in the US). The US government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the US government may acquire title in any country in which a patent application is not filed within specified time limits. Additionally, certain inventions are subject to transfer restrictions during the term of these agreements and for a period, thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the US government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business.

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

We have used and we intend to use our current cash resources and the proceeds from any possible future offerings, to, among other uses, advance Annamycin and WP1066 through clinical development, advancing the remainder of the existing portfolio through preclinical studies and into INDs or their equivalent, and sponsoring research at MD Anderson and HPI. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Annamycin and WP1066. If the FDA or its EU equivalent requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential approval of Annamycin would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Annamycin will not increase.

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

We are a clinical stage pharmaceutical company with a limited operating history. Our operations to date have been limited to acquiring our technology portfolio, preparing several drugs for authorization to conduct clinical trials and conducting Phase 1 clinical trials. We have only recently completed our initial Phase 1 clinical trials and have yet to receive regulatory approvals for any of our drug candidates. Additionally, we have a limited amount of drug supply and the amount of drug required may depend upon subject response and the need for additional, unplanned treatments, making it difficult to predict the total amount of drug required.

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

•	delays in the commencement, enrollment and timing of clinical trials;

•	difficulties in identifying subjects suffering from our target indications;

•	the success of our clinical trials through all phases of clinical development;

•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain additional funding to develop drug candidates;

•	our ability to identify and develop additional drug candidates beyond Annamycin and our WP1066 and WP1122 Portfolios;

•	competition from existing products or new products that continue to emerge;

•	the ability of subjects or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations (CROs);

•	our dependency on third-party manufacturers to manufacture our products and key ingredients;

•	our ability to establish or maintain collaborations, licensing or other arrangements, particularly with MD Anderson;

•	our ability to defend against any challenges to our intellectual property including, claims of patent infringement;

•	our ability to enforce our intellectual property rights against potential competitors;

•	our ability to secure additional intellectual property protection for our developing drug candidates and associated technologies;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	potential product liability claims.

Accordingly, the results of any historical quarterly or annual periods should not be relied upon as indications of future operating performance.

Our ability to successfully commence and recruit subjects for a potential Phase 2 COVID-19 clinical trial of WP1122 is dependent upon our ability to locate a foreign jurisdiction for such a trial with a sufficient and certain patient population at the time of such trial.

In October 2021, we announced that we received authorization from the UK Medicines and Healthcare Products Regulatory Agency (MHRA) to commence a Phase 1a clinical trial of WP1122 in the United Kingdom. Furthermore, we also announced that we received a favorable opinion from the London - Riverside Research Ethics Committee in the UK to begin the study, which is expected to be conducted at the Medicines Evaluation Unit in Manchester, United Kingdom. In early March 2022, we filed an amended protocol with both the Riverside Ethics Committee and the MHRA. The amendment updated the dilution of the oral solution to achieve full dissolution of WP1122. We plan to begin this trial in the first half of 2022. This study in healthy volunteers will explore safety and pharmacokinetics. We expect to enroll approximately 80 healthy volunteers in the United Kingdom. The primary endpoint for the study is safety and tolerability, which will be assessed by the frequency of adverse events (AEs), serious adverse events, treatment-emergent adverse events, and AEs of special interest.

If the Phase 1a trial demonstrates safety and tolerability, of which there is no assurance, we intend to commence an externally funded, subsequent clinical trial in subjects infected with SARS-CoV-2 to further evaluate safety and establish a favorable risk/benefit profile. We are in the process of identifying additional countries where potential future Phase 2 COVID-19 clinical trials could occur. Our ability to successfully commence a Phase 2 COVID-19 clinical trial will depend on our ability to find a location with a sufficient and certain patient population at the time we would commence such a trial. As the level of incidence of COVID-19 in various countries has recently been volatile and unpredictable, we may not be able to commence and successfully recruit subjects for an affordable Phase 2 clinical trial on a timely basis, or at all.

We have in the past completed related party transactions that were not conducted on an arm’s length basis.

Prior to our IPO, we acquired (i) the rights to the license agreement with MD Anderson covering our WP1122 Portfolio held by IntertechBio Corporation, a company affiliated with certain members of our management and board of directors, and (ii) the rights to all data related to the development of Annamycin held by AnnaMed, Inc., a company affiliated with certain members of our management and board of directors. In addition, prior to our IPO, Moleculin, LLC merged with and into our company. Moleculin, LLC was affiliated with certain members of our management and board of directors. Prior to our IPO, we, on Moleculin, LLC’s behalf, entered into an agreement with HPI whereby HPI agreed to terminate its option to sublicense certain rights to the WP1066 Portfolio and entered into a co-development agreement with us. Our co-founder, Dr. Waldemar Priebe, and a member of our management are shareholders of HPI. In addition, in February 2019, we entered into sublicense agreements with WPD Pharmaceuticals, Inc., (which was materially amended in March 2021 and again in December 2021) and Animal Lifesciences, LLC. Dr. Priebe is affiliated with both WPD Pharmaceuticals, Inc. and Animal Lifesciences, LLC.

For the sublicense agreement (and the March 2021 amendment) with WPD Pharmaceuticals, Inc., since Dr. Priebe was affiliated with the entity, our board of directors received fairness opinions as to the adequacy of the consideration we received in the sublicense agreement (and the March 2021 amendment). Due to the increase in the required development efforts and the reduction in the buyback calculation in the amendment in December 2021, we did not receive a fairness opinion on that amendment. We also did not receive a fairness opinion on the transactions that occurred prior to our IPO or with Animal Lifesciences, LLC. None of the foregoing transactions were conducted on an arm’s length basis. As such, it is possible that the terms were less favorable to us than in an arm’s length transaction.

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. For the year ended December 31, 2021, we incurred a net loss of $16.0 million. We had an accumulated deficit of $72.8 million as of December 31, 2021.

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

As a result of the accounting for our acquisition of Moleculin, LLC and the agreement we, on Moleculin, LLC’s behalf, entered into with Houston Pharmaceuticals, Inc., we have carried on our balance sheet within intangible assets in-process research and development (IPR&D) of $11.1 million as of December 31, 2021. Intangibles are evaluated quarterly and are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively our company taken as a whole, might exceed its fair value.

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

When we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. For example, we have a sublicense with WPD Pharmaceuticals. The territories covered by this sublicense agreement is primarily Poland and lesser surrounding countries, but not including any of the major European markets (UK, Germany, France, Spain and Italy).

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in the United States, Europe and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting subjects and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing drugs for the diseases that we are targeting before we do or may develop drugs that are deemed to be more effective or gain greater market acceptance than ours. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in our target disease areas. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than any of our product candidates that we are currently developing or that we may develop, which could render our products obsolete or noncompetitive.

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

As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel, and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

We are highly dependent on the development, regulatory, commercialization and business development expertise of our management team, key employees, and consultants. If we lose one or more of our executive officers or key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or key employees or consultants may terminate their employment at any time. Replacing executive officers, key employees and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants. Our failure to retain key personnel or consultants could materially harm our business.

In addition, we have scientific and clinical advisors and consultants who assist us in formulating our research, development, and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us and typically they will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

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

Our suppliers may not have adequate measures in place to minimize and recover from catastrophic events that may substantially destroy their capability to meet customer needs, and any measures they may put in place may not be adequate to recover production processes quickly enough to support critical timelines or market demands. These catastrophic events may include weather events such as tornadoes, earthquakes, floods or fires. In addition, these catastrophic events may render some or all of the products at the affected facilities unusable.

Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems or deficiency in our cyber security.

We rely on information technology (IT) systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory data, clinical data, and corporate records, to communicate with staff and external parties and to operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories and archives. If any of these third-party information technology providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyber-attacks or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised, and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and subjects enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operation, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed or could fail.

The COVID-19 outbreak has delayed recruitment in our clinical trials and may continue or worsen, may affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to our planned clinical trials and ultimately of reviews and approvals of our product candidates.

The COVID-19 outbreak has delayed recruitment in clinical trials and may continue or worsen. Additionally, it may delay the approvals of our product candidates due to its effect on the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible subjects for our clinical trials. The COVID-19 outbreak, and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. We have relationships with contract research organizations to conduct certain pre-clinical programs and testing and other services in Europe and those business operations are subject to potential business interruptions arising from protective measures that may be taken by the governmental or other agencies or governing bodies. In addition, certain of our collaborative relationships with research facilities and academic research institutions in the United States, Europe and in Australia may be materially and adversely impacted by protective measures taken by those institutions or federal and state agencies and governing bodies to restrict access to, or suspend operations at, such facilities. Such protective measures, including quarantines, travel restrictions and business shutdowns, may also have a material negative affect on our core operations.

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

On February 29, 2016, however, the European Commission announced an agreement with the US Department of Commerce, or DOC, to replace the invalidated Safe Harbor framework with a new EU-US “Privacy Shield”. On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the Court of Justice of the EU in its Schrems judgment by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and the Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. US companies have been able to certify to the DOC their compliance with the privacy principles of the Privacy Shield since August 1, 2016, and rely on the Privacy Shield certification to transfer of personal data from the EU to the US.

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

We rely on the efficient and uninterrupted operation of information technology systems, including mobile technologies, to manage our operations, to process, transmit and store electronic and financial information, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for communications among our personnel, contractors, consultants, and vendors. System failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

In addition, we depend on third parties to operate and support our information technology systems. These third parties vary from multi-disciplined to boutique providers, and they may or could have access to our computer networks, mobile networks, and our confidential information. Many of these third parties subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including those functions that are performed by third parties who are involved with or have access to those systems, are very large and complex. Failure by any of these third-party providers to adequately deliver the contracted services, or maintain confidentiality, could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition. All information technology systems, despite implementation of security measures, may be vulnerable to disability, failures, or unauthorized access. If our information technology systems were to fail or be breached, such failure or breach could materially adversely affect our ability to perform critical business functions and sensitive and confidential data could be compromised.

 Risks Relating to Our Common Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for investors.

Since our IPO in June 2016, our stock price has ranged from a high of $57.48 to a low of $1.23 (taking into account the one-for-six reverse stock split completed January 29, 2021), and the market price of our common stock is likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

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

As of December 31, 2021, we had a material number of outstanding options and warrants to purchase shares of common stock. As of December 31, 2021, we had warrants and options outstanding to purchase an aggregate of 4,558,499 shares of common stock at an average exercise price of $8.49 per share (taking into account the reverse stock split completed January 29, 2021). To the extent any of these options or warrants are exercised and any additional options or warrants are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

As a biotechnology company, we are at increased risk of securities class action litigation.

Biotechnology companies have experienced greater than average stock price volatility in recent years, and our common stock price has been particularly volatile ranging from a high of $57.48 to a low of $1.23 (taking into account the one-for-six reverse stock split completed January 29, 2021). These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of management would be diverted from the operation of our business.

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

Because we are a smaller reporting company and a non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. However, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in this report and future annual reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

We have in the past, and may in the future, discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to operate.

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

We are not at this time involved in any legal proceedings that we believe could have a material effect on our business, financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “MBRX”.

Holders

As of March 14, 2022, there were approximately 140 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings or in a Form 8-K filing. We did not issue any equity securities during the fourth quarter of 2021 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2021.

ITEM 6. [RESERVED]

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

Our Business

We are a clinical stage pharmaceutical company with a growing pipeline of clinical programs for the treatment of highly resistant cancers and viruses. We have three core technologies, based substantially on discoveries made at and licensed from MD Anderson Cancer Center (MD Anderson) in Houston, Texas. We have six drug candidates, three of which have now shown human activity in clinical trials.

Core Technologies

Our core technologies consist of the following: a) Annamycin, a “next generation” anthracycline designed to be different than currently approved anthracyclines by eliminating cardiotoxicity and avoiding the multidrug resistance mechanisms that can limit the efficacy of the approved products. (Annamycin has shown no cardiotoxicity in subjects treated to date in Moleculin’s clinical trials); b) our WP1066 Portfolio, which includes WP1066 and WP1220, two of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription) among other transcription factors associated with tumor activity, while also stimulating a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs); and c) our WP1122 Portfolio, which contains compounds (including WP1122, WP1096, WP1097) designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells.

Clinical Trials

In the US and Europe, we have completed or are currently conducting clinical trials for three of our drug candidates – Annamycin, WP1066, and WP1220. All trials are or were in the Phase 1 portion, except the WP1220 trial, which was a proof-of-concept clinical trial. During 2021, we had four active clinical trials evaluating either Annamycin or WP1066 in the US and Europe. In 2021 and early 2022, there were also three “right-to-try” (or their foreign equivalent) uses of Annamycin and WP1066. Of the four clinical trials active in 2021, two of those are internally funded trials (the difference between “internally” and “externally” funded trials is discussed in Item 1. Business above) of Annamycin. One is studying relapsed and refractory acute myeloid leukemia (AML) in Europe, and one is investigating soft tissue sarcoma metastasized to the lungs (STS lung metastases) in the US. The other two trials are externally funded studies of WP1066 in brain tumors, both in the US, one of which was terminated during the year because the Principal Investigator in that trial moved to a new institution. We successfully concluded an internally funded Phase 1 AML clinical trial in Europe in early 2022, establishing a Recommended Phase 2 Dose (RP2D) for Annamycin as a single agent. We are in the process of locking the database and beginning the completion of the Clinical Study Report (CSR) for that study.

During 2021, we filed applications or began recruiting for four clinical trials in the US and Europe. The investigational new drug (IND) application in the US for a Phase 1b/2 trial of Annamycin for the treatment of STS lung metastases was filed in late 2020 with the US Food and Drug Administration (FDA). The IND went into effect in early 2021 and this trial began recruiting subjects shortly thereafter. In 2021, we also filed and received clearance for an IND for a Phase 1 trial for WP1122 treating glioblastoma multiforme (GBM) in adults, and consistent with our strategy of leveraging external funding for many of our clinical trials, we intend to seek opportunities for an investigator-initiated clinical trial in cancer patients in 2022. We also filed in October 2021 a clinical trial application (CTA) to commence a Phase 1a clinical trial of WP1122 in the United Kingdom for the treatment of COVID-19 for which we later received the appropriate authorization to proceed. In early March 2022, we filed an amended protocol with both the Riverside Ethics Committee and Medicines and Healthcare Products Regulatory Agency (MHRA). The amendment updated the level of dilution of the oral solution to ensure that WP1122 is fully dissolved in a wider range of pharmacy environments. We believe that the risk/benefit aspect of the study was not affected by this change. Once this amendment is approved, we expect this internally funded trial to begin in the first half of 2022.

We also filed a CTA in Poland in November 2021 for a Phase 1/2 trial for the treatment of relapsed and refractory AML with a combination of Annamycin and Cytarabine (AnnAraC) for which we received Central Ethics approval in December 2021. Upon receipt of approval from the Office for Registration of Medicinal Products, Medical Devices and Biocidal Products (URPL), we plan to proceed with this trial. This trial builds on the safety and dosage data from the two successfully concluded single agent Annamycin AML Phase 1 trials in the US and Europe and is supported by preclinical animal data from our ongoing sponsored research at MD Anderson. The AnnAraC trial is expected to begin during the first half of 2022.

In addition to the trials described above, we expect that an investigator sponsored trial will be initiated in Europe in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung metastases. During 2022, we may also have another investigator led trial outside of the US (partially internally funded) focused on the use of WP1122 for the treatment of subjects with COVID-19. The volatility and unpredictability of COVID-19 incidence in various countries may limit our ability to recruit certain subjects and could make it infeasible for us to conduct a Phase 2 clinical trial on a timely basis, or at all. As mentioned earlier, the WP1066 brain tumor trial at MD Anderson was terminated in 2021, as the original lead physician investigator moved to another institution. We expect another externally funded Phase 1/2 investigator led trial to replace the MD Anderson trial in 2022. That trial’s IND will likely reference our WP1066 GBM IND filed in early 2022, once cleared by the FDA. We expect this new trial to investigate WP1066 in combination with radiation for the treatment of adult brain tumors.

Moleculin Biotech, Inc.

Results of Operations for the Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

The following table is data derived from the Consolidated Statement of Operations (in thousands) and the discussions that follow are in approximate amounts:

	Year ended December 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	14,418	12,757
General and administrative	8,386	6,785
Depreciation and amortization	164	200
Total operating expense	22,968	19,742
Loss from operations	(22,968)	(19,742)
Other income:
Gain from change in fair value of warrant liability	6,728	2,346
Other income, net	40	28
Interest income, net	306	13
Net loss	$(15,894)	$(17,355)

Research and Development Expense

Research and development (R&D) expense was $14.4 million and $12.8 million for the years ended December 31, 2021 and 2020, respectively. The increase in R&D of $1.6 million is mainly related to an increase in the number of internally funded clinical trials and overall clinical trial activity, and costs related to manufacturing of additional drug product.

General and Administrative Expense

General and administrative (G&A) expense was $8.4 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively. The increase in G&A of $1.6 million was mainly attributable to an increase in headcount, consulting & advisory fees, and an increase in our corporate insurance.

Gain from Change in Fair Value of Warrant Liability

We recorded a gain of $6.7 million during the year ended December 31, 2021 as compared to a gain of $2.3 million, during the year ended December 31, 2020, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue certain of the warrants at the time of each warrant exercise and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. Generally, a gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Net Loss

The net loss for the year ended December 31, 2021 was $15.9 million, which included non-cash gains of $6.7 million on warrants in 2021 as compared to $2.3 million in the prior year and approximately $2.4 million of stock-based compensation expense in 2021 as compared to $1.7 million in 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $70.9 million and prepaid expenses and other current assets of $1.6 million. We also had $1.4 million of accounts payable and $2.3 million of accrued expenses and other current liabilities. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our preclinical activities and our clinical trials. For the years ended December 31, 2021 and 2020, we used approximately $19.0 million and $17.8 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increased cash outflows in 2021 reflect the increase in preclinical and clinical activity over 2020. For the year ended December 31, 2021, net proceeds from financing activities were $74.7 million, predominately from the sale of our common stock and warrants. In 2020, approximately $22.5 million was raised predominately through the sale of shares of common stock and the exercise of warrants. Cash used in investing activities for the year ended December 31, 2021 was approximately $0.02 million.

We believe that our cash resources as of December 31, 2021, along with the additional funding received subsequent to year-end, will be sufficient to meet our projected operating requirements, which include a potential increase over our current R&D rate of expenditures, into the year 2024. Such projections are subject to changes in our internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity. We anticipate incurring operating losses for the next several years as we support the preclinical and clinical activities necessary to prepare our drug candidates for successful out licensing, including our efforts to expand our technologies. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, there is no assurance that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.

Stock Offerings

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

Lincoln Park Equity Lines

In June 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund (Lincoln Park Agreement). Pursuant to the terms of the Purchase Agreement, Lincoln Park agreed to purchase from us up to $20.0 million of common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement, we issued 107,788 shares of common stock to Lincoln Park as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement, and have agreed to issue Lincoln Park up to an additional 53,893 shares of common stock as commitment shares pro-rata when and if Lincoln Park purchases (at our discretion) the $20.0 million aggregate commitment. As of the date of this report, there have been no issuances under the Lincoln Park Agreement.

In November 2020, we entered into a purchase agreement (the 2020 Purchase Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). Pursuant to the terms of the 2020 Purchase Agreement, Lincoln Park agreed to purchase from us up to $22.0 million of our common stock (subject to certain limitations) from time to time during the term of the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Purchase Agreement, at the time we signed the 2020 Purchase Agreement, we issued 126,699 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2020 Purchase Agreement. During the year ended December 31, 2020, pursuant to the 2020 Purchase Agreement, we sold Lincoln Park 638,203 shares of common stock, and issued a total of 133,017 commitment shares, at an average price of $4.30 per share, resulting in gross proceeds of $2.7 million. We terminated the 2020 Purchase Agreement on February 2, 2021.

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

In January 2021, we issued 468,684 shares for gross proceeds of $2.9 million using our 2020 ATM Agreement with Oppenheimer & Co., Inc.

In July 2020, we entered into a new At Market Issuance Sales Agreement with Oppenheimer & Co. Inc. (the 2020 ATM Agreement). Pursuant to the terms of the 2020 ATM Agreement, we were able to sell from time to time through Oppenheimer shares of our common stock with an aggregate sales price of up to $15.0 million. During the year ended December 31, 2020, pursuant to the 2020 ATM Agreement, we issued 471,405 shares of common stock at an average price of $6.11 per share, resulting in net proceeds of $2.8 million.

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

In July 2019, we entered into an at-the-market equity agreement (the 2019 ATM Agreement) with Oppenheimer & Co. Inc. During the year ended December 31, 2021, pursuant to the 2019 ATM Agreement, we issued 1,412,017 shares of common stock at an average price of $8.68 per share, resulting in net proceeds of $11.9 million. We paid a commission to Oppenheimer equal to 3.0% of the gross proceeds from the sale of our common stock under the 2019 ATM Agreement. In the third quarter of 2020, the 2019 ATM Agreement expired and was terminated.

The following table sets forth the primary sources and uses of cash for the years indicated (in thousands):

	For the Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(18,951)	$(17,771)
Net cash used in investing activities	(19)	(374)
Net cash provided by financing activities	74,724	22,549
Effect of exchange rate changes on cash and cash equivalents	(24)	34
Net change in cash and cash equivalents	$55,730	$4,438

As of December 31, 2021, there was $0.3 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Net cash used in operating activities was $19.0 million for the year ended December 31, 2021 compared to $17.8 million for the year ended December 31, 2020. This increase in use of cash for operations was mainly due to payments for increased clinical trial activity, costs related to manufacturing of additional drug product, and increased consulting and advisory fees as well as an increase in our corporate insurance. These are all a reflection of the ongoing clinical and pre-clinical activity and the associated increase in G&A support for our three core drug technologies.

Cash used in investing activities

Net cash used in investing activities was $0.02 million for the year ended December 31, 2021 compared to $0.4 million for the year ended December 31, 2020. The decrease relates to mass spectrometer equipment purchased for the lab in 2020. The equipment is being used to analyze uptake, metabolism, and tissue organ distribution of anti-cancer and anti-viral agents, which is critical for determination of pharmacokinetic and pharmacodynamic parameters of the drug.

Cash provided by financing activities

Net cash provided by financing activities was $74.7 million for the year ended December 31, 2021 compared to the prior period of $22.5 million. Net cash provided by financing in 2021 consisted primarily of $74.6 million net proceeds from the issuance of common stock, and $0.1 million net proceeds from the exercise of warrants. The prior period financing activities consisted primarily of net proceeds from the issuance of common stock.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Recent Accounting Pronouncements

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

Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of pre-clinical and clinical trials and preparation for clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statement of operations. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our property and equipment and amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or at a minimum annually during the fourth quarter of the year. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and amortizable intangible assets is not recoverable, the carrying amount of such asset is reduced to fair value.

Acquired in-process research and development (IPR&D) assets are considered indefinite lived until the completion or abandonment of the associated research and development efforts. We evaluate the recoverability of our IPR&D assets for possible impairment annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of IPR&D assets is measured by a comparison of the carrying amounts its fair value. If such review indicates that the carrying amount of IPR&D assets is not recoverable, the carrying amount of such asset is reduced to fair value.

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

Accounting for warrants

We issued warrants to purchase shares of common stock related to equity transactions in 2017, 2018, 2019, 2020, and 2021. We account for our warrants issued in accordance with Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, guidance applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings for liability classified warrants. Based on this guidance, we determined that certain of our warrants to purchase shares of common stock related to equity transactions in 2017, 2018, 2019, and 2020 meet the criteria for classification as a liability. Accordingly, the warrants were classified as a warrant liability and are subject to fair value remeasurement at each transaction and balance sheet date. The fair value was estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

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

Our financial assets and liabilities recorded at fair value on a recurring basis include the fair value of our warrant liability discussed below. The fair value of this warrant liability associated with the February 2017, February 2018, June 2018, March 2019, April 2019, and February 2020 Offerings (Offerings) are included in long-term liabilities on the accompanying financial statements as of December 31, 2021 and 2020 respectively.

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

Management concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are a "non-accelerated filer."

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021 and is incorporated into this Annual Report on Form 10-K by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021 and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

a.	Documents filed as part of this Report

1.	Financial Statements

  The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Financial Statements on page below.

2.	Financial Statement Schedules

  All schedules are omitted because they are inapplicable or not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to exhibit 3.1 of the Form S-1/A filed March 21, 2016)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed May 24, 2019)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed January 29, 2021)

3.4	Amended and Restated Bylaws of Moleculin Biotech., Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed December 17, 2021)

4.1	Form of Series A/B/C Warrant Agreement issued in February 2017 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 9, 2017)

4.2	Form of Warrant Agreement issued in February 2018 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 16, 2018)

4.3	Form of Warrant Agreement issued in June 2018 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed June 21, 2018)

4.4	Form of Warrant Agreement issued in March 2019 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed March 28, 2019)

4.5	Form of Underwriter Warrant Agreement issued in March 2019 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed March 28, 2019)

4.6	Form of Warrant Agreement issued in April 2019 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed April 24, 2019)

4.7	Form of Placement Agent Warrant Agreement issued in April 2019 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed April 24, 2019)

4.8	Form of Warrant Agreement issued in February 2020 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 6, 2020)

4.9	Form of Placement Agent Warrant Agreement issued in February 2020 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed February 6, 2020)

4.10*	Description of Registrant's Securities

10.1 **	Moleculin Biotech, Inc. Amended and Restated 2015 Stock Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 21, 2021)

10.2	Rights Transfer Agreement between Moleculin Biotech, Inc. and AnnaMed, Inc. (incorporated by reference to exhibit 10.2 of the Form S-1/A filed March 21, 2016)

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

10.23	Amended and Restated Sublicense Agreement entered into between the Company and WPD Pharmaceuticals dated December 20, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed December 27, 2021)

10.24	Assignment Consent Letter by and between WPD Pharmaceuticals Sp. z o.o and LPC Enterprises, LLC and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed December 27, 2021)

10.25	At Market Issuance Sales Agreement, dated June 25, 2021, by and among the Company and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.1 of the Form 8-K filed June 25, 2021)

10.26	Purchase Agreement dated June 25, 2021 by and between Moleculin Biotech, Inc. and Lincoln Park Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 25, 2021)

10.27	Registration Rights Agreement dated June 25, 2021 by and between Moleculin Biotech, Inc. and Lincoln Park Capital Fund, LLC. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed June 25, 2021)

10.28 +	Amendment No. 3 to Patent and Technology License Agreement between the Parties dated April 2, 2012, dated May 20, 2020, entered into between the Company and the Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed August 12, 2020)

10.29 +	Amendment No. 4 to Patent and Technology License Agreement between the Parties dated April 2, 2012, dated June 15, 2021, entered into between the Company and the Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed August 12, 2021)

10.30 +*	Patent And Technology License Agreement dated June 29, 2017 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc.

10.31 +*	Amendment No. 1 to the Patent And Technology License Agreement dated June 29, 2017 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc.

10.32 +*	Patent And Technology License Agreement dated December 2, 2021 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc.

10.33 +*	Patent And Technology License Agreement dated December 3, 2021 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc.

10.34 +*	Patent And Technology License Agreement dated February 3, 2022 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc.

21*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman

Date: March 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter V. Klemp	Chief Executive Officer and Chairman	March 24, 2022
Walter V. Klemp	(Principal Executive Officer)

/s/ Jonathan P. Foster	Executive Vice President and	March 24, 2022
Jonathan P. Foster	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert George	Director	March 24, 2022
Robert George

/s/ Michael Cannon	Director	March 24, 2022
Michael Cannon

/s/ John Climaco	Director	March 24, 2022
John Climaco

/s/ Elizabeth Cermak	Director	March 24, 2022
Elizabeth Cermak

/s/ Joy Yan	Director	March 24, 2022
Joy Yan

Moleculin Biotech, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Moleculin Biotech, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Moleculin Biotech, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

March 24, 2022

Moleculin Biotech, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$70,903	$15,173
Prepaid expenses and other current assets	1,594	2,025
Total current assets	72,497	17,198
Furniture and equipment, net of accumulated depreciation of $638 and $474, respectively	338	483
Intangible assets	11,148	11,148
Operating lease right-of-use asset	107	202
Total Assets	$84,090	$29,031

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,364	$1,129
Accrued expenses and other current liabilities	2,258	1,791
Total current liabilities	3,622	2,920
Operating lease liability - long-term, net of current portion	63	159
Warrant liability - long-term	1,412	8,192
Total Liabilities	5,097	11,271

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 authorized as of December 31, 2021 and December 31, 2020, 28,578,338 and 11,536,720 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	29	69
Additional paid-in capital	151,733	74,671
Subscription receivable	—	(129)
Accumulated other comprehensive income	41	65
Accumulated deficit	(72,810)	(56,916)
Total stockholders' equity	78,993	17,760

Total liabilities and stockholders' equity	$84,090	$29,031

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	14,418	12,757
General and administrative	8,386	6,785
Depreciation and amortization	164	200
Total operating expenses	22,968	19,742

Loss from operations	(22,968)	(19,742)

Other income:
Gain from change in fair value of warrant liability	6,728	2,346
Other income, net	40	28
Interest income, net	306	13
Net loss	$(15,894)	$(17,355)

Net loss per common share - basic and diluted	$(0.59)	$(1.76)
Weighted average common shares outstanding, basic and diluted	26,875,927	9,845,685

Comprehensive loss:
Net loss	$(15,894)	$(17,355)
Other comprehensive (loss) income:
Foreign currency translation	(24)	34
Comprehensive loss	$(15,918)	$(17,321)

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,894)	$(17,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	200
Stock-based compensation	2,373	1,680
Loss from sale of fixed assets	—	6
Change in fair value of warrant liability	(6,728)	(2,346)
Operating lease, net	96	85
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	431	724
Accounts payable	235	(1,024)
Accrued expenses and other current liabilities	372	259
Net cash used in operating activities	(18,951)	(17,771)
Cash flows from investing activities:
Purchase of fixed assets	(19)	(376)
Proceeds from sale of fixed assets	—	2
Net cash used in investing activities	(19)	(374)
Cash flows from financing activities:
Proceeds from exercise of warrants	63	5
Payment of tax liability for vested restricted stock units	(23)	(17)
Proceeds from sale of common stock, net of issuance costs	74,684	22,561
Net cash provided by financing activities	74,724	22,549
Effect of exchange rate changes on cash and cash equivalents	(24)	34
Net change in cash and cash equivalents	55,730	4,438
Cash and cash equivalents, at beginning of year	15,173	10,735
Cash and cash equivalents, at end of year	$70,903	$15,173
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$15	$24
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$5	$—
Subscription receivable	$—	$129

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except for shares and per unit)

	Common Stock		Common Stock Subscribed
	Shares	Par Value Amount	Shares	Par Value Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Subscription Receivable	Stockholders' Equity
Balance at December 31, 2019	7,621,338	$46	—	$—	$55,055	$(39,561)	$31	$—	$15,571
Issued for cash - sale of common stock in February 2020, net of issuance costs of $709	1,250,000	7	—	—	559	—	—	—	566
Issued for cash - sale of common stock pursuant to the 2019 ATM Agreement, net of issuance costs of $471	1,412,017	8	—	—	11,778	—	—	—	11,786
Issued for cash - sale of common stock pursuant to the 2020 ATM Agreement, net of issuance costs of $108	471,405	3	—	—	2,770	—	—	—	2,773
Issued for cash - sale of common stock to Lincoln Park, net of issuance costs of $575	771,220	5	—	—	2,708	—	—	—	2,713
Subscription of common stock in connection with the 2020 ATM Agreement, net of commissions	—	—	26,966	—	129	—	—	(129)	—
Warrants exercised	750	—	—	—	9	—	—	—	9
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	9,990	—	—	—	(17)	—	—	—	(17)
Stock based compensation					1,680				1,680
Consolidated net loss	—	—	—	—	—	(17,355)	—	—	(17,355)
Cumulative translation adjustment	—	—	—	—	—		34	—	34
Balance at December 31, 2020	11,536,720	$69	26,966	$—	$74,671	$(56,916)	$65	$(129)	$17,760
Issued for cash - sale of common stock in Q1 2021, net of issuance costs of $6,159	16,883,420	18	(26,966)	—	74,537	—	—	129	74,684
Reverse stock split	14,285	(60)	—	—	60	—	—	—	—
Issuance of common stock with equity purchase agreement, net of issuance costs of $403	107,788	1	—	—	—	—	—	—	1
Issuance of common stock in connection with Consulting Agreement	5,000	—	—	—	5	—	—	—	5
Warrants exercised	10,000	1	—	—	115	—	—	—	116
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	21,125	—	—	—	(23)	—	—	—	(23)
Stock based compensation	—	—	—	—	2,368	—	—	—	2,368
Consolidated net loss	—	—	—	—	—	(15,894)	—	—	(15,894)
Cumulative translation adjustment	—	—	—	—	—		(24)	—	(24)
Balance at December 31, 2021	28,578,338	$29	—	$—	$151,733	$(72,810)	$41	$—	$78,993

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Consolidated Financial Statements

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with its focus on the treatment of highly resistant cancers and viruses through the development of its drug candidates, based substantially on discoveries licensed from with The University of Texas System on behalf of the MD Anderson Cancer Center, which the Company refers to as MD Anderson. MBI formed Moleculin Australia Pty. Ltd., (MAPL), a wholly owned subsidiary in June 2018, to perform certain preclinical development in Australia. This has enabled the Company to realize the benefits of certain research and development tax credits in Australia. In July 2021, MBI formed Moleculin Amsterdam B.V., a wholly owned subsidiary, primarily to act as its legal representative for clinical trials in Europe for Moleculin Biotech, Inc.

In 2019, the Company sublicensed essentially all of the rights to its technologies in 29 countries in Europe and Asia to WPD Pharmaceuticals Sp.z o.o. (WPD or WPD Pharmaceuticals) in exchange for a minimum amount of externally funded collaboration on development in Europe over a certain amount of time. This sublicense was last amended in December 2021. Also, in 2019, the Company sublicensed its technologies to Animal Life Sciences, Inc. (ALI), to enable research and commercialization for non-human use and share development data. As part of this agreement, ALI issued to the Company a 10% interest in ALI.

The Company has three core technologies, based substantially on discoveries made at and licensed from MD Anderson. Having six drug candidates, three of which have now shown human activity in clinical trials, the Company believes that success in our lead program, Annamycin, has allowed and will allow further pipeline expansion into multiple high-value oncology indications.

The Company’s core technologies consist of the following: a) Annamycin; b) WP1066 Portfolio; and c) the WP1122 Portfolio. In the US and Europe, the Company has conducted, are currently, or plans in the near term to be conducting clinical trials for its drug candidates – Annamycin, WP1066, WP1220, and WP1122. All trials are or were in the Phase 1 portion except the WP1220 trial, which was a proof-of-concept clinical trial. In 2021 and early 2022, there were also three “right-to-try” (or their foreign equivalent) uses of Annamycin and WP1066. The Company plans to conduct additional trials and is in the process of obtaining the appropriate regulatory approval. The Company utilizes its own internal resources and funds to conduct some of these trials and also has trials being conducted via physician-sponsored trials which utilizes primarily external funds, usually grant funds, which are not presented in these financial statements.

The Company does not have manufacturing facilities and all manufacturing activities are contracted out to third parties. Additionally, the Company does not have a sales organization. The Company’s overall strategy is to seek potential outlicensing or outsourcing opportunities with development/commercialization strategic partners who are better suited for the marketing, sales and distribution of its drugs, if approved.

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

Basis of Presentation - The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC).

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States. In accordance with FASB ASC Topic 280, Segment Reporting, the Company views its operations and manages its business as one segment. As a result, the financial information disclosed herein represents all of the material financial information related to its principal operating segment.

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

Liquidity and Financial Condition - The Company is an early stage company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. For the years ended December 31, 2021 and 2020, the Company incurred net losses of $15.9 million and $17.4 million, respectively, and had net cash flows used in operating activities of $19.0 million and $17.8 million, respectively. At December 31, 2021, the Company had an accumulated deficit of $72.8 million and cash of $70.9 million. The Company expects its cash on hand as of December 31, 2021 will be sufficient to fund the Company's operations beyond the near term. Such projections are subject to changes in the Company’s internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity. The Company does not expect to experience positive cash flows from operating activities in the near future and anticipates incurring operating losses for the next few years as it supports the development of its core technologies to the point of generating revenue, most likely via outlicensing, and continues to invest in research and development for additional applications of the Company's core technologies and potentially increase its pipeline of drug candidates. If the Company needs to raise additional capital in order to continue to execute its business plan, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital could adversely impact the Company's ability to achieve its intended business objectives and meet its financial obligations as they become due and payable.

Cash and Cash Equivalents - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains cash accounts principally at one financial institution in the US, which at times, may exceed the Federal Deposit Insurance Corporation's limit. The Company has not experienced any losses from cash balances in excess of the insurance limit. The Company’s management does not believe the Company is exposed to significant credit risk at this time due to the financial condition of the financial institution where its cash is held.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid insurance	$589	$579
Vendor prepayments and deposits	486	1,281
Prepaid sponsored research	474	164
Non-trade receivables	23	1
Related party receivables	22	—
Total prepaid expenses and other current assets	$1,594	$2,025

Vendor prepayments at December 31, 2021 and 2020 includes zero and $1.1 million, respectively, for the expansion of Annamycin production commitments on a commercial scale delivered in 2021 for use in clinical trials.

Property and equipment - Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line depreciation method as follows:

Years
Leasehold improvements	Shorter of estimated useful lives or the term of the lease
Computer equipment	2
Software	3
Machinery and equipment	2 to 5
Furniture and office equipment	2 to 7

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

Operating Lease Right-of-Use Asset - The Company determines if an arrangement is a lease at contract inception or during modifications or renewal of an existing lease. Operating lease assets represent the Company's right to use an underlying asset for the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. The lease payments used to determine the Company's operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in the Company's operating lease assets in the Company's consolidated balance sheet. The Company has elected the practical expedient and does not separate lease components from nonlease components for its leases. The Company's operating leases are reflected in operating lease right-of-use asset (ROU), accrued expenses and other current liabilities, and operating lease liability - long-term in the Company's consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Refer to Note 8 - Commitments and Contingencies - Lease Obligations Payable for additional information related to the Company’s operating leases.

Sublicense Arrangement - The Company has a sublicense arrangement which consists of an investment in ALI in which it does not have the ability to exercise significant influence over its operating and financial activities. Management evaluates this investment for possible impairment quarterly.

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

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at December 31, 2021 and 2020 (in thousands):

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability:
December 31, 2021	$1,412	$—	$—	$1,412
December 31, 2020	$8,192	$—	$—	$8,192

 The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2021 and 2020 (in thousands):

Warrant Liability Long-Term
December 31, 2019	$5,818
Exercise of warrants	(4)
Issuances of warrants	4,724
Change in fair value - net	(2,346)
December 31, 2020	$8,192
Exercise of warrants	(52)
Change in fair value - net	(6,728)
December 31, 2021	$1,412

The above table of Level 3 liabilities begins with the valuation as of December 31, 2019 and adjusts the balances for changes that occurred during the years. The ending balance of the Level 3 financial instrument presented above represent our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

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

Translation of Foreign Currencies - The functional currency for our foreign subsidiaries is the local currency. For our non-US subsidiaries that transact in a functional currency other than the US dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into US dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of equity.

Stock-based Compensation - Stock-based compensation expense includes the estimated fair value of equity awards vested or expected to vest during the reporting period. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, modifications to existing stock options, and equity classified warrants to be recognized in the consolidated statements of operations based on their fair values. The grant date fair value of stock options and equity classified warrants are calculated using the Black-Scholes option pricing model and the grant date fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the date of grant (or if the date of grant is not a business day, on the business day prior to the date of the grant). The awards are subject to service vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term, net of forfeitures which are recognized as they occur. Compensation expense related to awards to non-employees with performance-based vesting conditions is recognized based on the grant date fair value. Effective January 1, 2020, the Company began using the volatility of its own stock since it now has sufficient historic data in its stock price.

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock were considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the years ended December 31, 2021, and 2020, approximately 4.3 million and approximately 3.6 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Research and Development Costs - Research and development costs are expensed as incurred.

Subsequent Events - The Company’s management reviewed all material events through the date these consolidated financial statements were issued for subsequent event disclosure consideration as described in Note 9 and elsewhere in other notes to the financial statements.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (ASU 2020-06). ASU 2020-06 simplifies the complexity associated with applying US GAAP for certain financial instruments with characteristics of both liabilities and equity, including convertible instruments and contracts in an entity's own equity. The guidance is effective for the Company beginning on January 1, 2022 and prescribes different transition methods for the various provisions. The Company's adoption of this pronouncement effective January 1, 2022 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company’s adoption of this pronouncement effective January 1, 2022 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3. Intangible Assets

In conjunction with its acquisition of Moleculin, LLC in 2016, the Company recognized an intangible asset for acquired in-process research and development (IPR&D) related to the acquired WP1066 portfolio. As our WP1066 portfolio is currently in development, the Company’s IPR&D intangible asset will not be amortized until development is complete. If the associated research and development effort is abandoned, the Company’s IPR&D intangible asset will be written-off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. IPR&D was $11.1 million as of December 31, 2021 and 2020, respectively.

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities at December 31, 2021 and 2020 consist of the following components (in thousands):

	December 31,
	2021	2020
Accrued research and development	$1,005	$907
Accrued payroll and bonuses	606	426
Accrued legal, regulatory, professional and other	442	262
Accrued liabilities due to related party	109	78
Operating lease liability - current	96	118
Total accrued expenses and other current liabilities	$2,258	$1,791

Additionally, accounts payable includes $48,000 as of December 31, 2021 and 2020, respectively, for a related party payable to HPI.

5. Warrants

Upon its issuance of warrants to purchase shares of common stock, the Company evaluates the terms of the warrant issue to determine the appropriate accounting and classification of the warrant issue pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, FASB ASC Topic 505, Equity, FASB ASC 815, Derivatives and Hedging, and ASC 718, Compensation - Stock Compensation. Warrants are classified as liabilities when the Company may be required to settle a warrant exercise in cash and classified as equity when the Company settles a warrant exercise in shares of its common stock.

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

At December 31, 2021 and 2020, the Company has the following warrants outstanding:

	Number of Shares Under Outstanding Warrants at December 31, 2021	Number of Shares Under Outstanding Warrants at December 31, 2020	Weighted Average Exercise Price at December 31, 2021	Remaining Contractual Life at December 31, 2021 (Years)
Liability Classified Warrants (1)
Issued February 2017	67,349	67,349	$8.42	0.1
Issued February 2018	378,951	378,951	16.80	1.6
Issued June 2018 (2)	123,836	123,836	12.20	1.9
Issued March 2019	263,507	263,507	6.60	2.2
Issued April 2019	875,001	875,001	10.50	2.3
Issued February 2020	1,015,001	1,025,001	6.30	3.6
	2,723,645	2,733,645	$9.46
Equity Classified Warrants
Issued May 2016 - Bonwick	—	17,970	$45.00	—
Issued July 2017 - Consulting (3)	25,001	25,001	15.64	0.6
Issued April 2018 - Consulting	—	16,667	18.00	—
Issued August 2019 - Consulting	25,000	25,000	9.84	0.6
Issued April 2020 - Consulting	16,667	16,667	6.84	3.3
Issued December 2020 - Consulting	8,334	8,334	4.72	4.0
Issued April 2021 - Consulting	71,500	—	3.63	4.3
Issued August 2021 - Consulting	250,000	—	3.08	9.6
	396,502	109,639	$4.59
Balance outstanding	3,120,147	2,843,284	$8.51

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

The assumptions used in determining the fair value of the Company’s outstanding liability classified warrants are as follows:

Year Ended December 31,
	2021	2020
Risk-free interest rate	0.1% to 1.1%	0.1% to 0.3%
Volatility	71.8% to 114.5%	113.7% to 127.4%
Expected life (years)	0.1 to 3.6	1.1 to 4.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the year ended December 31, 2021 and related information follows:

	Number of Shares Under Warrant	Range of Warrant Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	2,733,645	6.60 to 16.80	$9.45	3.6
Granted	—	6.30 to 6.30	$—	—
Exercised	(10,000)	6.60 to 6.60	$6.60	—
Expired	—	—	$—	—
Outstanding at December 31, 2021	2,723,645	6.30 to 16.80	$9.46	2.6

Vested and Exercisable at December 31, 2021	2,723,645	6.30 to 16.80	$9.46	2.6

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

For a summary of the changes in fair value associated with our warrant liability for the years ended December 31, 2021 and 2020, see Note 2. Basis of presentation, principles of consolidation and significant accounting policies – Fair Value of Financial Instruments.

Equity Classified Warrants

In April 2021, the Company granted equity-classified warrants to purchase 71,500 shares of common stock with a five-year term and an exercise price of $3.63 vesting quarterly over five years while services are being performed. In August 2021, the Company entered into a portfolio development advisory agreement with a related party entity, associated with Dr. Waldemar Priebe, and in connection with the agreement, the Company granted equity-classified warrants to purchase 250,000 shares of common stock with a ten-year term and an exercise price of $3.08. The August 2021 warrants vest (a) 50% upon execution of the agreement, provided the advisor does not terminate the agreement prior to the end of the one-year term; and (b) 50% 60 days after the end of the one-year term, subject to the Company's Board of Directors determining that the services provided have been adequately performed. Also, both the April 2021 and August 2021 warrants vest in full if there is a change of control event, as defined in the agreement.

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

At December 31, 2021 the Company had 396,502 equity classified warrants outstanding and 186,560 warrants were exercisable. At December 31, 2020, the Company had 109,639 equity classified warrants outstanding and 85,472 were exercisable.

The Company recorded stock compensation expense for the non-employee consulting agreements of $516,000 and $5,000 for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, there was $548,000 of unrecognized stock compensation expense related to the Company's equity-classified warrants.

6. Equity

Preferred Stock

Our certificate of incorporation authorizes the Company to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. No preferred stock was issued or outstanding as of  December 31, 2021.

Common Stock

February 2021 Stock Offering

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

Lincoln Park Equity Line

In June 2021, the Company entered into a Purchase Agreement (the 2021 Purchase Agreement) with Lincoln Park Capital Fund. Pursuant to the terms of the Purchase Agreement, Lincoln Park agreed to purchase from the Company up to $20.0 million of common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time the Company signed the Purchase Agreement, the Company issued 107,788 shares of common stock to Lincoln Park as an initial fee for its commitment to purchase shares of the Company's common stock under the Purchase Agreement, and has agreed to issue Lincoln Park up to an additional 53,893 shares of common stock as commitment shares pro-rata when and if Lincoln Park purchases (at our discretion) the $20.0 million aggregate commitment. The initial commitment shares issued in June 2021 were valued at $0.4 million, recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement. There have been no additional shares issued to date under this agreement.

In November 2020, the Company entered into a purchase agreement (the 2020 Purchase Agreement) and a registration rights agreement (the 2020 Registration Rights Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). Pursuant to the terms of the 2020 Purchase Agreement, Lincoln Park agreed to purchase from the Company up to $22.0 million of the Company’s common stock (subject to certain limitations) from time to time during the term of the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Registration Rights Agreement, the Company filed with the SEC a registration statement to register the shares that have been or may be issued to Lincoln Park under the 2020 Purchase Agreement. Pursuant to the terms of the 2020 Purchase Agreement, at the time the Company signed the 2020 Purchase Agreement and the 2020 Registration Rights Agreement, the Company issued 126,699 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the 2020 Purchase Agreement and agreed to issue an additional 50,680 shares pro-rata when and if Lincoln Park purchases (at the Company’s discretion) the $22.0 million aggregate commitment. The commitment shares were valued at $0.5 million, recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement. During the year ended December 31, 2020, the Company issued 771,220 shares, which included 133,017 commitment shares for net proceeds of $2.2 million. The Company terminated the 2020 Purchase Agreement on February 2, 2021.

At Market Issuance Sales Agreements (ATM)

In June 2021, the Company entered into an At Market Issuance Sales Agreement (the 2021 ATM Agreement) with Oppenheimer & Co. Inc. Pursuant to the terms of the 2021 ATM Agreement, the Company may offer and sell, from time to time through Oppenheimer shares of the Company's common stock with an aggregate sales price of up to $50.0 million. As of the date of this report, there have been no issuances under the 2021 ATM Agreement.

In January 2021 the Company issued 468,684 shares for gross proceeds of $2.9 million using the Company's 2020 At Market Agreement (the 2020 ATM Agreement) with Oppenheimer & Co., Inc. The Company terminated the 2020 ATM Agreement on February 2, 2021.

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

In July 2019, the Company entered into an At Market Issuance Sales Agreement (the 2019 ATM Agreement) with Oppenheimer & Co. Inc. Pursuant to the terms of the 2019 ATM Agreement, the Company was able to sell from time to time through the Agent shares of the Company’s common stock, with an aggregate sales price of up to $15 million. The Company agreed to pay a commission to the Agent of 3.0% of the gross proceeds of the sale of the Shares sold under the Agreement and reimburse the Agent for certain expenses. The Company also provided the Agent with customary indemnification rights. During the year ended December 31, 2020, pursuant to the 2019 ATM Agreement, the Company issued 1,412,017 shares of common stock at an average price of $8.68 per share, resulting in net proceeds of $11.9 million. In the third quarter of 2020, the 2019 ATM Agreement expired and was terminated.

Adoption of 2015 Stock Plan

In December 2015, the Board of Directors of the Company approved the Company’s 2015 Stock Plan, which was amended in April 2016, April 2018, and June 2020. The expiration date of the plan is December 5, 2025. The awards under the 2015 Stock Plan can be in the form of stock options, stock awards, stock unit awards, or stock appreciation rights. On June 15, 2020, the stockholders approved an amendment to the 2015 Plan to, among other things, increase the number of shares of common stock authorized for issuance under the 2015 Plan by 1,000,000 shares.

Stock-based Compensation and Outstanding Awards

Under the terms of the Company’s 2015 Stock Plan, as amended, and approved by its stockholders in June 2020, 1,750,001 shares of the Company’s common stock are available for grant to employees, non-employee directors and consultants. The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, or stock appreciation rights. As of December 31, 2021, there were 41,628 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation expense for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
General and administrative	$1,461	$1,347
Research and development	912	333
Total stock-based compensation	$2,373	$1,680

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

The fair value of each stock option is estimated on the date of grant using the BSM model that uses the assumptions noted below. The expected term of the stock option awards was computed using the “plain vanilla” method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin 107 because the Company does not have sufficient data regarding employee exercise behavior to estimate the expected term. Beginning in 2020, the Company used the volatility of its own stock in the BSM as it now has sufficient historic data in its stock price. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of grant.

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

Year Ended December 31,
	2021	2020
Risk-free interest rate	0.9% to 1.4%	0.2% to 0.6%
Volatility	114.8% to 118.8%	122.5% to 128.0%
Expected life (years)	5.3 to 6.2	3.7 to 6.3
Expected dividend yield	—%	—%

Stock option activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	903,487	$8.19	$11.24	7.9	$—
Granted	534,865	$3.23	$3.74
Exercised	—	$—	$—
Forfeited	—	$—	$—
Outstanding, December 31, 2021	1,438,352	$6.35	$8.45	7.8	$—
Exercisable, December 31, 2021	591,101	$9.44	$13.39	6.5	$—

Options granted during 2021 and 2020 have an aggregated fair value of $1.7 million and $1.3 million, respectively, that was calculated using the Black-Scholes option-pricing model. At December 31, 2021, total compensation cost not yet recognized was $2.8 million and the weighted average period over which this amount is expected to be recognized is 2.7 years. The aggregate fair value of options vesting was $1.5 million in the years ended December 31, 2021 and 2020, respectively. Subsequent to December 31, 2021, the Company granted 21,667 options.

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

Restricted stock unit activity for the year ended  December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested Shares, December 31, 2020	98,482	$6.49	3.0
Granted	150,000	$3.73
Vested	(27,923)	$6.65
Unvested Shares, December 31, 2021	220,559	$4.59	3.0

As of December 31, 2021, total compensation cost not yet recognized was $0.8 million and the weighted average period over which this amount is expected to be recognized is 2.9 years. In June 2021, the Company granted 150,000 shares of restricted stock units with a weighted average fair value of $3.73 per share at the date of grant, which vest annually in four equal installments.

7. Income Taxes

The provision for income taxes consists of the following components (in thousands):

Year Ended December 31,
	2021	2020
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Current income tax benefit	—	—
Deferred expense (benefit):
Federal	—	—
State	—	—
Foreign	—	—
Deferred income tax expense	—	—
Total	$—	$—

The following summarizes activity related to the Company’s valuation allowance (in thousands):

	Year Ended December 31,
	2021	2020
Valuation allowance at beginning of period	$13,867	$9,418
Income tax benefit	4,956	4,449
Release of valuation allowance	—	—
Valuation allowance at end of period	$18,823	$13,867

A reconciliation of the income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Federal tax benefit at statutory rate	$3,338	21.0%	$3,645	21.0%
State tax benefit net of federal	25	0.2%	44	0.3%
Foreign rate differential	7	0.0%	6	0.0%
Stock warrant costs	1,413	8.9%	493	2.8%
Other permanent differences	(77)	(0.5)%	(63)	(0.4)%
Permanent provision to return items	344	2.2%	361	2.1%
Stock compensation change	(37)	(0.2)%	12	0.1%
Uncertain tax provision	(57)	(0.4)%	(48)	(0.3)%
Other	—	—%	(1)	—%
Increase in valuation allowance	(4,956)	(31.2)%	(4,449)	(25.6)%
Total tax (expense) benefit	$—	—%	$—	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Start-up costs	$5,618	$4,158
Federal net operating loss carryforwards	10,866	7,982
State tax loss carryforwards	64	48
Foreign net operating loss carryforwards	122	126
Tax credit carryforward	991	670
ROU Liability	34	58
Deferred compensation	1,157	880
Total deferred tax assets	$18,852	$13,922
Less valuation allowance	(18,823)	(13,867)
Net deferred tax assets	$29	$55
Deferred tax liabilities:
Fixed assets	$(6)	$(12)
ROU Asset	(23)	(43)
Total deferred tax liabilities	$(29)	$(55)
Net deferred taxes	$—	$—

The Company has incurred net operating losses since inception. As of December 31, 2021, the Company had total US federal operating loss carry forwards of approximately $52 million. Of this, $6.1 million will expire commencing in 2035, with the rest having no set expiration date. The value of these carryforwards depends on the Company’s ability to generate taxable income. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates of the carry forwards the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. Under the new tax laws, net operating loss carry forwards will not expire beginning for losses generated in the 2018 tax year. However, these net operating losses will only be able to offset 80% of future taxable income. However, with the signing of the CARES Act net operating loss carryforwards created in 2018, 2019, and 2020 are able to offset 100% of future taxable income. Finally, the Company has not undertaken a detailed analysis of the application of IRC Section 382 with respect to limitations on the utilization of net operating loss carryforwards and other deferred tax assets. However, the Company believes that this matter is not material to the overall tax position within the financial statements due to the full valuation allowance against the net operating losses and the lack of utilization of the net operating losses during tax years open under statute.

The Company conducts business in various locations and, as a result, files income tax returns in the United States federal jurisdiction, in multiple state jurisdictions, and internationally as required. As of December 31, 2021, the Company had state operating losses of approximately $1.9 million which expire commencing in 2032. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the US federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

Management has evaluated the positive and negative evidence for the realizability of its deferred tax assets. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2021. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $18.8 million and $13.9 million has been established at December 31, 2021 and 2020, respectively. The change in the valuation allowance for the year ended December 31, 2021 was primarily due to additional operating losses and capitalized research costs.

The Company undertakes research and development (R&D) activities that qualify for certain tax credits for US and Australian income tax purposes. The Company has a full valuation allowance against its US federal R&D tax credits. For the 2021 tax year, the potential US and Australian research and development tax credits are not expected to be significant.

The Company has a liability for unrecognized tax benefits of $0.2 million (excluding accrued interest and penalties) as of December 31, 2021. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of year	$118	$72
Additions for tax positions related to the current year	—	—
Additions for tax positions related to prior years	57	46
Reductions due to lapse of statutes of limitations	—	—
Decreases related to settlements with tax authorities	—	—
Balance, end of year	$175	$118

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to  December 31, 2021 within the next year.

8. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies for the years ended  December 31, 2021, and December 31, 2020, respectively.

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

In August 2019, the Company entered into an Amended Lease Agreement (the "Lab Lease") which it uses for lab space. The term of the Lease began in September 2019 and will continue for an initial term of 35 months, with no further right or option to renew. The Company is required to remit base monthly rent which will increase at an average approximate rate of 3% each year. The Lab Lease is classified as an operating lease. In August 2019, the Company entered into a sublease with a related party, Houston Pharmaceuticals, Inc. (HPI). The Company has granted HPI access to all of its Lab Lease space and HPI has agreed to pay the Company 50% of the Company's rent payable under the Lab Lease less 50% of any benefits from any sublease or other lab service agreement the Company may receive from its Lab Lease. Although HPI has access to the Company's Lab Lease space, it is the intent of the parties that they equally share the Lab Lease space for research purposes. The Company recorded approximately $42,000 in sublease income from the related party for the years ended December 31, 2021 and December 31, 2020, respectively. Sublease income is recorded as other income on the Company's consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2021, the Company did not enter into any lease arrangements requiring any additional right-of-use assets or liabilities to be recorded.

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in profit or loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The following summarizes quantitative information about the Company's operating leases for the years ended  December 31, 2021, and December 31, 2020, respectively (in thousands):

	Year Ended December 31,
	2021	2020
Lease cost:
Operating lease cost	$116	$116
Short-term lease cost	-	17
Variable lease cost	29	29
Total	$145	$162

Other supplemental cash flow information for operating leases is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$138	$134

As of December 31, 2021, future minimum leases under ASC 842 under the Company's operating leases were as follows (in thousands):

Maturity of lease liabilities	As of December 31, 2021
2022	$105
2023	56
2024	10
2025	—
2026	—
2027 and thereafter	—
Total lease payments	171
Less: imputed interest	(12)
Present value of operating lease liabilities	$159

As of December 31, 2021, the weighted average remaining lease term for operating leases is 1.7 years, and the weighted average discount rate is 9.6%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses an incremental borrowing rate based on a peer analysis using information available at the commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Licenses

MD Anderson

Under agreements associated with Annamycin, the WP1122 Portfolio and the WP1066 Portfolio all described below, the Company is responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees can cost as high as $0.1 million depending upon the anniversary, milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $0.5 million. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $0.6 million. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. In March 2021, after a determination that the Company did not intend to pursue development of WP1732, the Company entered into a termination of the license agreement related to WP1732 dated February 12, 2018 with MD Anderson. Total expenses under these agreements were$267,000 and $255,000, respectively, for the years ended  December 31, 2021 and 2020.

Annamycin

On June 29, 2017, the Company entered into a Patent and Technology License Agreement with MD Anderson licensing certain technology related to the method of preparing Liposomal Annamycin and on December 17, 2021 the Company entered into an amendment to this agreement to include certain technology related to the method of reconstituting Liposomal Annamycin. On December 2, 2021, the Company entered into a Patent and Technology License Agreement with MD Anderson licensing certain technology related to lung targeted therapies with Annamycin. The terms and payments of these agreements are included in the summary above under “Commitments and Contingencies – Licenses – MD Anderson”. The terms of these agreements extend until the later of 20 years from the effective date of the agreements, or the expiration of the last-to-expire licensed patent. In addition, commencing on the four-year anniversary of each agreement, MD Anderson has the right to remove any jurisdiction from such agreement, upon 90 days’ notice, if the Company has not commercialized or is not using commercially reasonable efforts actively and effectively to attempt to commercialize a licensed invention in such jurisdiction.

WP1122 Portfolio

The rights and obligations to an April 2012 Patent and Technology License Agreement entered into by and between IntertechBio and MD Anderson (the “2012 Agreement”) have been assigned to MBI. Therefore, MBI has obtained a royalty-bearing, worldwide, exclusive license to intellectual property, including patent rights, related to our WP1122 Portfolio and to our drug product candidate, WP1122. On December 3, 2021, the Company entered into a new patent and technology license agreement (the “2021 Agreement”) with MD Anderson licensing certain technology related to WP1122 anti-viral treatments. The 2012 Agreement was amended in May 2020 to allow for the extension of certain milestones. The initial milestone required the Company to file an IND with the FDA for a Phase I study by February 20, 2021. The Company extended the deadline for this milestone by six months by making the required extension payment, and the Company has the right to receive two additional six-month extensions in the future by making additional extension payments. On August 3, 2021, the Company filed a CTA for the application of WP1122 in the United Kingdom to commence a Phase 1a clinical trial of WP1122. MD Anderson agreed that this CTA filing would further extend the deadline to file an IND with the FDA for a Phase I study until February 2022. In December 2021, the Company submitted an IND for the treatment of GBM with WP1122 to the FDA, thus meeting the IND filing milestone. The term of the 2012 agreement extends until the later of 15 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. In addition, MD Anderson may terminate the 2012 agreement if the Company fails to commence a Phase 1 study for a licensed product prior to November 20, 2022; or if the Company fails to commence a Phase 2 study for licensed product prior to November 20, 2024. The term of the 2021 agreement extends until the later of 20 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. In addition, MD Anderson may terminate the 2021 agreement if the Company fails to file an IND for a Phase 1 study for a licensed product prior to December 3, 2024; or if the Company fails to commence a Phase 1 study for licensed product prior to December 3, 2026. The Company believes that the recent approval for its clinical trial application for a WP1122 Phase 1 clinical trial for COVID-19 will meet these required milestones.

WP1066 Portfolio

The rights and obligations to a June 2010 Patent and Technology License Agreement entered into by and between Moleculin LLC and MD Anderson (the “2010 Agreement”) have been assigned MBI. Therefore, MBI has obtained a royalty-bearing, worldwide, exclusive license to intellectual property rights, including patent rights, related to its WP1066 drug product candidate. On February 3, 2022, the Company entered into a new patent and technology license agreement (the “2022 Agreement”) with MD Anderson licensing certain technology related to WP1066 checkpoint inhibitors. In consideration for these agreements, the Company must make payments to MD Anderson including an up-front payment, milestone payments and minimum annual royalty payments for sales of products developed under the license agreement. Annual Maintenance fee payments will no longer be due upon marketing approval in any country of a licensed product under the 2010 Agreement. One-time milestone payments are due upon commencement of the first Phase III study for a licensed product within the United States, Europe, China or Japan; upon submission of the first NDA for a licensed product in the United States; and upon receipt of the first marketing approval for sale of a licensed product in the United States. The term of the 2010 Agreement extends until the later of 15 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. The term of the 2022 Agreement extends until the later of 20 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. In addition, MD Anderson may terminate the 2022 Agreement if the Company fails to file for an IND for a Phase 1 study before February 2, 2025 in the United States, France, Germany, Italy, Spain, the United Kingdom or China. The Company believes that to the clinical trial application in China filed prior to 2016 meets this milestone.

HPI

MBI entered into an outlicensing agreement with HPI, pursuant to which it granted certain intellectual property rights to HPI, including rights covering the potential drug candidate, WP1066 (HPI Out-Licensing Agreement). Upon payment of the option repurchase payment in 2019, the HPI Out-Licensing Agreement was terminated and MBI regained all rights to the licensed subject matter and rights to any and all development data and any regulatory submissions including any IND, NDA or ANDA related to the licensed subject matter and can end the license without any other obligation. In March 2020, the Company entered into two agreements with HPI. The first agreement, which has a term of two years, continues a prior consulting arrangement with HPI on the Company's licensed molecules and requires payments for $43,500 per quarter to HPI. The second agreement, which can be cancelled with sixty days notice by either party, allows the Company's employees access to laboratory equipment owned by HPI and this requires a payment of $15,000 per quarter to HPI. Total expenses related to HPI were $234,000 and $284,000, for the years ended December 31, 2021 and 2020, respectively.

Sponsored Research Agreements with MD Anderson

MBI has a Sponsored Laboratory Study Agreement with MD Anderson expiring December 31, 2022. In July 2021, the Company amended its Sponsored Laboratory Study Agreement with MD Anderson for total payment of $175,000 to support the continuation of the project. The expenses recognized under the MD Anderson agreement with regards to the Sponsored Laboratory Study were $697,000 and $629,000, respectively for the years ended December 31, 2021 and 2020.

Other Licenses

Dermin

In 2015, we obtained the rights and obligations for certain patent and technology development and license agreements with Dermin Sp. Zoo (Dermin). In connection with such agreements, certain intellectual property rights related to Annamycin, our WP1122 portfolio, and our WP1066 portfolio were licensed to Dermin and Dermin was granted a royalty-bearing, exclusive license to manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in certain countries in Europe and Asia. In July 2019, Dermin assigned its rights under the foregoing license agreements to an affiliated entity of Dermin, Exploration Invest Pte Ltd. (Exploration). On July 30, 2019, the Company and Exploration entered into an agreement pursuant to which the Company agreed to issue Exploration shares of Company common stock valued at $0.5 million (based on the greater of the closing price of the common stock on the date of the agreement or the 10-day average closing price prior to the date of the agreement) in exchange for the modifying the license agreements to: (i) limit the licensed territory solely to Poland; and (ii) limit the patent rights and technology rights licensed to Exploration to the patent rights and technology rights that existed on the date the original license agreements were entered into with Dermin. In August 2019, the Company issued 71,663 shares of Company common stock to Exploration to satisfy this commitment. In February 2022, the Company and Exploration entered into a license termination agreement pursuant to which the Company agreed to pay Exploration $0.4 million to terminate each of the License Agreements, and extend its confidentiality requirements until the 10-year anniversary of the license termination agreement. The Company paid $0.4 million to Exploration in February 2022 to satisfy this commitment. As such, all of the above licenses have been terminated.

WPD Pharmaceuticals

In February 2019, the Company sublicensed certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio to WPD Pharmaceuticals sp. z o.o. (WPD), which sublicense was last amended on December 20, 2021 (such agreement as amended, the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, one of the Company’s founders and largest shareholder. Under the WPD Agreement, the Company granted WPD a royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in the countries of Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland (licensed territories).

In consideration for entering into the WPD Agreement, WPD agreed that it must use Commercially Reasonable Development Efforts to develop and commercialize products in the licensed territories. For purposes of the WPD Agreement, the term “Commercially Reasonable Development Efforts” (CRDE) means the expenditure, either directly or through the guarantees of grants, by or on behalf of WPD or any of its affiliates of at least: (i) $2.5 million during the first four years of the agreement (or prior to February 2023) on the research, development and commercialization of products in the licensed territories; and (ii) $2.1 million annually for the five years thereafter on the research and development of products in the licensed territories. The total CRDE required by the sublicense is $14.0 million.

During the term of the WPD Agreement, to the extent the Company is required to make any payments to MD Anderson pursuant to its license agreements with MD Anderson, whether a milestone or royalty payment, as a result of the research and development or sale of a sublicensed product, WPD shall be required to advance or reimburse the Company for such payments. In further consideration for the rights granted by the Company to WPD under the WPD Agreement, WPD agreed to pay us a royalty percentage at a rate equal to the royalty rate owed MD Anderson under the Company’s license agreements with MD Anderson plus an additional royalty (the “override royalty percentage”) equal to 1.0% of net sales of any sublicensed products, provided, however, if WPD spends: (i) more than $14.0 million in Commercially Reasonable Development Efforts, the override royalty percentage will decrease to 0.75% of net sales; or (ii) more than $17.0 million in Commercially Reasonable Development Efforts, the override royalty percentage will decrease to 0.5% of net sales.

With certain exceptions, the WPD Agreement will remain in full force and effect until the expiration of the last patent within the sublicensed patents. Notwithstanding the foregoing, the Company has the right, in its sole discretion, to terminate the WPD Agreement in whole, or to materially amend the agreement by removing a portion of the sublicensed subject matter, in connection with certain fundamental transactions or in connection with the granting to an unaffiliated third party of a license or sublicense to all or to a material portion of the sublicensed subject matter within all or substantially all of the licensed territories (such event, the “buyback event”) by making a payment to WPD based on the percentage of licensed territories involved in the buyback event as compared to the overall world healthcare spend and the extent to which WPD has satisfied its Commercially Reasonable Development Efforts requirements.

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

Employment Agreements

 The Company has agreements with certain executive and other employees to provide benefits in the event of termination. The base salary and certain other benefits would aggregate approximately $0.9 million using the rate of compensation in effect at December 31, 2021.

9. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, see below for a discussion of our subsequent events occurring after December 31, 2021.

In February 2022, the Company and Exploration Invest Pte Ltd. (Exploration) entered into a license termination agreement pursuant to which the Company agreed to pay Exploration $0.4 million to terminate certain License Agreements and extend its confidentiality requirements until the 10-year anniversary of the license termination agreement. The Company paid $0.4 million to Exploration in February 2022 to satisfy this commitment.