Form 10-Q
period 2022-03-31
Moleculin Biotech, Inc.
filed 2022-05-11
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Large accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒	Emerging growth company ☐
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

The registrant had 28,578,338 shares of common stock outstanding at May 4, 2022.

Moleculin Biotech, Inc.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$66,104	$70,903
Prepaid expenses and other current assets	1,156	1,594
Total current assets	67,260	72,497
Furniture and equipment, net	312	338
Intangible assets	11,148	11,148
Operating lease right-of-use asset	81	107
Total assets	$78,801	$84,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,224	$1,364
Accrued expenses and other current liabilities	2,610	2,258
Total current liabilities	4,834	3,622
Operating lease liability - long-term, net of current portion	50	63
Warrant liability - long-term	1,252	1,412
Total liabilities	6,136	5,097
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,578,338 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	29	29
Additional paid-in capital	152,260	151,733
Accumulated other comprehensive income	53	41
Accumulated deficit	(79,677)	(72,810)
Total stockholders’ equity	72,665	78,993
Total liabilities and stockholders’ equity	$78,801	$84,090

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$—	$—

Operating expenses:
Research and development	4,620	4,105
General and administrative	2,422	1,939
Depreciation and amortization	32	44
Total operating expenses	7,074	6,088
Loss from operations	(7,074)	(6,088)
Other income:
Gain from change in fair value of warrant liability	160	1,577
Other income, net	5	9
Interest income, net	42	57
Net loss	$(6,867)	$(4,445)

Net loss per common share - basic and diluted	$(0.24)	$(0.20)
Weighted average common shares outstanding, basic and diluted	28,578,338	21,808,565

Net Loss	$(6,867)	$(4,445)
Other comprehensive income (loss):
Foreign currency translation	12	(4)
Comprehensive loss	$(6,855)	$(4,449)

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,867)	$(4,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	44
Stock-based compensation	527	405
Change in fair value of warrant liability	(160)	(1,577)
Operating lease, net	90	113
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	438	299
Accounts payable	860	799
Accrued expenses and other current liabilities	275	738
Net cash used in operating activities	(4,805)	(3,624)
Cash flows from investing activities:
Purchase of fixed assets	(6)	—
Net cash used in investing activities	(6)	—
Cash flows from financing activities:
Proceeds from exercise of warrants	—	63
Proceeds from sale of common stock, net of issuance costs	—	74,685
Net cash provided by financing activities	—	74,748
Effect of exchange rate changes on cash and cash equivalents	12	(4)
Net change in cash and cash equivalents	(4,799)	71,120
Cash and cash equivalents, at beginning of period	70,903	15,173
Cash and cash equivalents, at end of period	$66,104	$86,293

Supplemental disclosures of cash flow information:
Cash paid for taxes	$109	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Common Stock Subscribed				Accumulated
	Shares	Par Value Amount	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Subscription Receivable	Stockholder's Equity
Balance, December 31, 2021	28,578,338	$29	—	$—	$151,733	$(72,810)	$41	$—	$78,993
Stock-based compensation	—	—	—	—	527	—	—	—	527
Consolidated net loss	—	—	—	—	—	(6,867)	—	—	(6,867)
Cumulative translation adjustment	—	—	—	—	—	—	12	—	12
Balance, March 31, 2022	28,578,338	$29	—	$—	$152,260	$(79,677)	$53	$—	$72,665

	Three Months Ended March 31, 2021
	Common Stock		Common Stock Subscribed				Accumulated
	Shares	Par Value Amount	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Subscription Receivable	Stockholders' Equity
Balance, December 31, 2020	11,536,720	$69	26,966	$—	$74,671	$(56,916)	$65	$(129)	$17,760
Issuance of common stock, net of issuance costs of $6,159	16,883,420	18	(26,966)	—	74,537	—	—	129	74,684
Reverse stock split	14,285	(60)			60	—	—		-
Warrants exercised	10,000	1			115	—	—		116
Stock-based compensation	—	—	—	—	405	—	—	—	405
Consolidated net loss	—	—	—	—	—	(4,445)	—	—	(4,445)
Cumulative translation adjustment	—	—	—	—	—	—	(4)	—	(4)
Balance, March 31, 2021	28,444,425	$28	—	$—	$149,788	$(61,361)	$61	$—	$88,516

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

The terms "MBI" or "the Company", "we", "our", and "us" are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with its focus is on the treatment of highly resistant cancers and viruses through the development of its drug candidates, based substantially on discoveries licensed from The University of Texas System on behalf of the MD Anderson Cancer Center, which the Company refers to as MD Anderson. MBI formed Moleculin Australia Pty. Ltd., (MAPL), a wholly owned subsidiary in June 2018, to perform certain preclinical development in Australia. This has enabled the Company to realize the benefits of certain research and development tax credits in Australia. In July 2021, MBI formed Moleculin Amsterdam B.V., a wholly owned subsidiary, primarily to act as its legal representative for clinical trials in Europe.

In 2019, the Company sublicensed essentially all of the rights to its technologies in over 25 countries in Europe and Asia to WPD Pharmaceuticals Sp.z o.o. (WPD or WPD Pharmaceuticals) in exchange for a minimum amount of externally funded collaboration on development in Europe over a certain amount of time. This sublicense was last amended in December 2021. Also in 2019, the Company sublicensed its technologies to Animal Life Sciences, Inc. (ALI), to enable research and commercialization for non-human use and share development data. As part of this agreement, ALI issued to the Company a 10% interest in ALI.

The Company has three core technologies, based substantially on discoveries made at and licensed from MD Anderson. Having six drug candidates, three of which have now shown human activity in clinical trials, the Company believes that success in its lead program, Annamycin, has allowed and will allow further pipeline expansion into multiple high-value oncology indications.

The Company's core technologies consist of the following: a) Annamycin; b) WP1066 Portfolio; and c) WP1122 Portfolio. The Company has six drug candidates, representing all three core technologies, and three of those have shown human activity in clinical trials. In the US and Europe, the Company has conducted, are currently, or plans in the near term to be conducting clinical trials for its drug candidates - Annamycin, WP1066, WP1220, and WP1122. All trials are or were in the Phase 1 portion except the WP1220 trial, which was a proof-of-concept trial. In 2021 and early 2022, there were also three "right-to-try" (or their foreign equivalent) uses of Annamycin and WP1066. The Company plans to conduct additional trials and is in the process of obtaining the appropriate regulatory approval and beginning those trials. The Company utilizes its own internal resources and funds to conduct some of these trials and also has trials being conducted via physician-sponsored trials which utilizes primarily external funds, usually grant funds, which are not presented in the financial statements.

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

2. Basis of presentation, principles of consolidation, significant accounting policies and liquidity

Reverse Stock Split - On January 29, 2021, the Company filed a Certificate of Amendment to its amended and restated certificate of incorporation with the Secretary of State and the State of Delaware to effect a reverse stock split of all the issued and outstanding shares of the Company's common stock at a ratio of 1 for 6. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in the Form 10-Q  may be slightly different than previously reported due to rounding up of fractional shares as a result of the reverse stock split.

Basis of Presentation – Unaudited Interim Condensed Consolidated Financial Information - The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for financial information, and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of  December 31, 2021 and notes thereto contained in the Form 10-K filed with the SEC on March 24, 2022.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies during the three months ended March 31, 2022, other than those noted below.

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

Liquidity and Financial Condition - The Company is an early stage company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. For the three months ended March 31, 2022 and 2021, the Company incurred net losses of $6.9 million and $4.4 million, respectively, and had net cash flows used in operating activities of $4.8 million and $3.6 million, respectively. At March 31, 2022, the Company had an accumulated deficit of $79.7 million and cash and cash equivalents of $66.1 million. The Company expects its cash on hand as of March 31, 2022 will be sufficient to fund the Company's operations beyond the near term. Such projections are subject to changes in the Company’s internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity. The Company does not expect to experience positive cash flows from operating activities in the near future and anticipates incurring operating losses for the next few years as it supports the development of its core technologies to the point of generating revenue, most likely via outlicensing, and continues to invest in research and development for additional applications of the Company's core technologies and potentially increase its pipeline of drug candidates. If the Company needs to raise additional capital in order to continue to execute its business plan, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital could adversely impact the Company's ability to achieve its intended business objectives and meet its financial obligations as they become due and payable.

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

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Vendor prepayments and deposits	$557	$486
Prepaid sponsored research	329	474
Prepaid insurance	243	589
Related party receivables	22	22
Non-trade receivables	5	23
Total prepaid expenses and other current assets	$1,156	$1,594

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

The following table provides liabilities reported at fair value and measured on a recurring basis at March 31, 2022 and December 31, 2021 (in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of March 31, 2022:	$1,252	$—	$—	$1,252
Fair value of warrant liability as of December 31, 2021:	$1,412	$—	$—	$1,412

The table below of Level 3 liabilities (in thousands) begins with the valuation as of the beginning of the first quarter and then is adjusted for changes in fair value that occurred during the first quarter. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Three Months Ended March 31, 2022	Warrant Liability Long-Term	Warrant Liability Total
Balance, December 31, 2021	$1,412	$1,412
Change in fair value - net	(160)	(160)
Balance, March 31, 2022	$1,252	$1,252

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be antidilutive. For the three months ended March 31, 2022 and 2021, approximately 4.8 million and approximately 3.8 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date of these unaudited condensed consolidated financial statements. See Note 8 - Subsequent Events.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (ASU 2020-06). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of both liabilities and equity, including convertible instruments and contracts in an entity's own equity. The guidance is effective for the Company beginning on January 1, 2022 and prescribes different transition methods for the various provisions. The Company's adoption of this pronouncement effective January 1, 2022 did not have a material impact on the Company's condensed consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company's adoption of this pronouncement effective January 1, 2022 did not have a material impact on the Company's condensed consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development	$1,035	$1,005
Accrued payroll and bonuses	869	606
Accrued legal, regulatory, professional and other	505	442
Accrued liabilities due to related party	124	109
Operating lease liability - current	77	96
Total accrued expenses and other current liabilities	$2,610	$2,258

Additionally, accounts payable includes $21,000 and $48,000 as of March 31, 2022 and December 31, 2021, respectively, for a related party payable.

4. Warrants

Liability Classified Warrants

The Company uses the Black-Scholes option pricing model to determine the fair value of its warrants at the date of issue and outstanding at each reporting date. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds linearly interpolated to obtain a maturity period commensurate with the term of the warrants. Estimated volatility is a measure of the amount by which the Company's stock price is expected to fluctuate each year during the expected life of the warrants. Only the volatility of the Company's own stock is used in the Black-Scholes option pricing model.

The assumptions used in determining the fair value of the liability classified warrants are as follows:

	March 31, 2022	December 31, 2021
Risk-free interest rate	1.5% to 2.4%	0.1% to 1.1%
Volatility	50.0% to 112.2%	71.8% to 114.5%
Expected life (years)	0.9 to 3.4	0.1 to 3.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the three months ended March 31, 2022 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2022	2,723,645	$6.30	$16.80	$9.46	2.6
Expired	(67,349)	8.10	9.00	—	—
Balance at March 31, 2022	2,656,296	$6.30	$16.80	$9.49	2.4
Exercisable at March 31, 2022	2,656,296	$6.30	$16.80	$9.49	2.4

For a summary of the changes in fair value associated with the Company's warrant liability for the three months ended March 31, 2022, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

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

At March 31, 2022, the Company had 396,502 equity classified warrants outstanding and 190,135 warrants were exercisable. At  December 31, 2021, the Company had 396,502 equity classified warrants outstanding and 186,560 warrants were exercisable.

The Company recorded stock compensation expense for equity classified warrants of $83,000 and zero for the three months ended  March 31, 2022 and 2021, respectively. At  March 31, 2022, there was $465,000 of unrecognized stock compensation expense related to the Company's equity classified warrants.

5. Equity

2022 Stock Issuances

The Company did not make any stock issuances in the three months ended March 31, 2022.

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

Stock-Based Compensation and Outstanding Awards

The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, and stock appreciation rights. As of March 31, 2022, there were 19,961 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$361	$309
Research and development	166	96
Total stock-based compensation expense	$527	$405

During the three months ended March 31, 2022, the Company granted 21,667 stock options with a weighted average exercise price of $1.61 per share that vest over a three to four-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2022 as a result of the losses recorded during the three months ended March 31, 2022 and the additional losses expected for the remainder of 2022 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of March 31, 2022 and  December 31, 2021 the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 is 0%. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants and valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of March 31, 2022.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost:
Operating lease cost	$29	$29
Variable lease cost	7	7
Total	$36	$36

The Company recorded approximately $10,000 in sublease income from a related party for the three months ended March 31, 2022 and 2021, respectively. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $35,000 and $34,000 for the three months ended  March 31, 2022 and 2021, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were$76,000 and $38,000 for the three months ended March 31, 2022 and 2021, respectively.

HPI - On March 16, 2020, the Company entered into two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI). The first agreement, which has a term of two years, continues a prior consulting arrangement with HPI on the Company's licensed molecules and requires payments of $43,500 per quarter to HPI. The Company plans to renew the agreement. The second agreement, which can be cancelled with sixty days' notice by either party, allows the Company's employees access to laboratory equipment owned by HPI for a payment of $15,000 per quarter to HPI. Total expenses related to the Company's agreements with HPI were $59,000 for the three months ended March 31, 2022 and 2021, respectively.

Sponsored Research Agreements - MBI has a Sponsored Laboratory Study Agreement with MD Anderson expiring December 31, 2022. In July 2021, the Company amended its Sponsored Laboratory Study Agreement with MD Anderson for a total payment of $175,000 to support the continuation of the project. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. Total expenses related to the Company's Sponsored Research Agreements were $187,000 and $94,000 for the three months ended March 31, 2022 and 2021, respectively.

License Terminations - In February 2022, the Company and Exploration Invest Pte Ltd. (Exploration) entered into a license termination agreement pursuant to which the Company agreed to pay Exploration $400,000 to terminate certain License Agreements and extend confidentiality requirements until the 10-year anniversary of the license termination agreement. Additionally, in March 2021, the Company determined the stability of WP1732, a molecule in the WP1066 Portfolio was less than satisfactory and, as such, in March 2021 the Company terminated its license for WP1732 with MD Anderson. Total expenses related to the Company's license terminations were $400,000 and zero for the three months ended March 31, 2022 and 2021, respectively.

8. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, see below for a discussion of our subsequent events occurring after March 31, 2022.

In April 2022, the Company entered into a clinical trial advisor agreement with SAWO Oncology, Ltd., for Dr. Wolfram Dempke acting as our Chief Medical Officer - Europe. As part of this agreement the Company will issue 45,000 options, subject to shareholder approval at the Company’s Annual meeting in May 2022.

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

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to continue our relationship with MD Anderson, including, but not limited to, our ability to maintain current licenses and license future intellectual property resulting from our sponsored research agreements with MD Anderson;
•	The success or the lack thereof, including the ability to recruit patients, for a variety of reasons, of our clinical trials through all phases of clinical development;
•	Our ability to satisfy any requirements imposed by the FDA (or its foreign equivalents) as a condition of our clinical trials proceeding or beginning as planned;
•

World-wide events including the war in Ukraine, the COVID-19 pandemic, and the general supply chain shortages effects on our clinical trials, clinical drug candidate supplies, preclinical activities and our ability to raise future financing;

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

Core Technologies

Our core technologies consist of the following: a) Annamycin, a “next generation” anthracycline designed to eliminate the cardiotoxicity associated with currently prescribed anthracyclines (Annamycin has no material cardiotoxicity noted by a specialist in subjects treated and reviewed to date in Moleculin’s clinical trials), while also significantly increasing, as shown in animal studies, drug accumulation in certain key targeted organs (such as the lungs, pancreas and liver) and avoiding multidrug resistance mechanisms when compared in non-human studies with doxorubicin (one of the most commonly used anthracyclines); b) our WP1066 Portfolio, which includes WP1066 and WP1220, two of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription) among other transcription factors associated with tumor activity, while also stimulating a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs); and c) our WP1122 Portfolio, which contains compounds (including WP1122, WP1096, WP1097) designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells, as well as target the roles of glycolysis and glycosylation in viruses, such as SARS-CoV-2 (the virus responsible for COVID-19).

Recent Business Developments

Below are recent business developments.

Annamycin

Received Allowance to Proceed with Phase 1/2 Study of Annamycin in Combination with Cytarabine for the Treatment of Acute Myeloid Leukemia (AML)

On May 5, 2022, we announced that we received allowance from the Polish Department of Registration of Medicinal Products (URPL), as well as the requisite Ethics Committee approval, to proceed with its Phase 1/2 clinical trial in Poland of Annamycin (L-ANN) in combination with Cytarabine (Ara-C) in the treatment of subjects with acute myeloid leukemia (AML) who are refractory to or relapsed after induction therapy. The Phase 1/2 L-ANN /ARA-C combination (AnnAraC) trial (MB-106), an open label trial, builds on the safety and dosage data from the two successfully concluded single agent Annamycin AML Phase 1 trials (MB-104 and MB-105) in the U.S. and Europe and the preclinical data from its sponsored research studies. The clinical trial is expected to commence patient enrollment in the first half of 2022.

Update on our MB-107 Phase 1b/2 Study of Annamycin in patients with soft tissue sarcomas metastatic to the lung

As of May 2, 2022, we have five US sites active in the MB-107 trial. Enrollment continues in the 390 mg/m2 dose level cohort, with two subjects enrolled to date in the cohort expansion (5 of 6 total in the cohort enrolled and treated). One subject remains in screening with intent to initiate therapy in the mid-May timeframe, as long as all eligibility criteria have been met.

Presentation of Positive Preclinical Annamycin Data at the AACR 2022 Annual Meeting

On April 8, 2022, we announced that preclinical data of Annamycin tested in syngeneic models of metastatic colorectal cancer established in lungs or liver was accepted for poster presentation at the American Association for Cancer Research (AACR) Annual Meeting 2022, which was held April 8-13, 2022, in New Orleans, Louisiana. The objective of this animal study was to assess the efficacy of Annamycin in experimental colorectal cancer liver and lung metastasis models. The efficacy of Annamycin was tested in syngeneic models of metastatic colorectal cancer established in lungs or liver. Annamycin exhibited robust antitumor activity in both models. We believe that this study demonstrating efficacy of Annamycin in colorectal cancer models provides compelling evidence for further preclinical development aimed at initiation of clinical studies in metastatic colorectal cancer patients.

WP1066

Received IND Clearance to Conduct Phase 1 Study of WP1066 for the Treatment of Recurrent Malignant Glioma

On April 21, 2022, we announced that we received allowance from the Food & Drug Administration (FDA) for our Investigative New Drug (IND) application to study WP1066 for the treatment of recurrent malignant glioma. With this IND now cleared, we plan to evaluate strategic partnerships and collaborations to conduct a Phase 1 open label, single arm, dose escalation study of the safety, pharmacokinetics and efficacy of oral WP1066 in adult patients with recurrent malignant glioma. We expect the clearance of this IND to further support the ongoing pediatric studies being conducted by the team at Emory University, and we are evaluating the potential for additional externally funded investigator-initiated studies.

WP1122

Received Approval from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA) for Protocol Amendment to Phase 1a Clinical Trial of WP1122 for the Treatment of COVID-19

We announced on May 10, 2022 that we received approval from the United Kingdom’s (UK) MHRA to proceed with a first-in-human Phase 1a study to evaluate the safety and pharmacokinetics of WP1122 in healthy volunteers for the treatment of COVID-19 (MB-301). The approval follows us having submitted a protocol amendment allowing for a higher ratio of diluting excipients to drug substance to facilitate a faster and simpler mixing procedure before drug administration. We expect this internally funded trial to begin in the first half of 2022.

Corporate

Licensing

We are currently in discussions with MD Anderson regarding an amendment to an existing license and a new license related to our core technologies. Such discussions are in the ordinary course of our business.

Engages Wolfram C. M. Dempke, MD, PhD, MBA as its European Chief Medical Officer

On May 4, 2022, we announced that we engaged Wolfram C. M. Dempke, MD, PhD, MBA, MRCP as our EU - Chief Medical Officer and part-time contractor for our European clinical trials. Dr. Dempke currently serves as the Vice President, Scientific Solutions: Hematology & Oncology, at Worldwide Clinical Trials. He holds oncology/hematology society memberships in the U.S. and Europe. He has published five textbooks and more than 150 peer-reviewed papers. Dr. Dempke continues to teach classes in the Munich University Medical Oncology department, Germany, and he continues to see patients on a monthly basis.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$—	$—

Operating expenses:
Research and development	4,620	4,105
General and administrative	2,422	1,939
Depreciation and amortization	32	44
Total operating expenses	7,074	6,088
Loss from operations	(7,074)	(6,088)
Other income:
Gain from change in fair value of warrant liability	160	1,577
Other income, net	5	9
Interest income, net	42	57
Net loss	$(6,867)	$(4,445)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Research and Development Expense. Research and development (R&D) expense was $4.6 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $0.5 million is mainly related to increased clinical trial activity as described above, a license termination fee, and costs related to manufacturing of additional drug product.

General and Administrative Expense. General and administrative expense was $2.4 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $0.5 million is mainly related to an increase in regulatory legal services, consulting and advisory fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.2 million in the first quarter of 2022 as compared to a net gain of $1.6 million in the first quarter of 2021, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(4,805)	$(3,624)
Net cash used in investing activities	(6)	—
Net cash provided by financing activities	—	74,748
Effect of exchange rate changes on cash and cash equivalents	12	(4)
Net (decrease) increase in cash and cash equivalents	$(4,799)	$71,120

As of March 31, 2022, there was $0.3 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $4.8 million for the three months ended March 31, 2022. This $1.2 million increase over the prior year period of $3.6 million was primarily due to payments for increased clinical trial activity, costs related to manufacturing of additional drug product, and increased consulting and advisory fees. These are all a reflection of the ongoing clinical and pre-clinical activity and the associated increase in general and administrative support for our three core drug technologies.

Cash provided in financing activities

We did not issue any stock in the three months ended March 31, 2022.

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

We believe that our existing cash and cash equivalents as of March 31, 2022 will be sufficient to meet our projected operating requirements, which include a potential increase over our current R&D rate of expenditures, into the year 2024. Such projections are subject to changes in our internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity. We anticipate incurring operating losses for the next several years as we support the preclinical and clinical activities necessary to prepare our drug candidates for successful out licensing, including our efforts to expand our technologies. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, there is no assurance that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies and use of estimates from those disclosed in our Form 10-K for the year ended December 31, 2021. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A in our prior quarterly reports on Form 10-Q filed during this fiscal year. Except as updated below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.

We may be required to make significant payments under our license agreements with MD Anderson.

Under our agreements with MD Anderson associated with Annamycin, the WP1122 Portfolio and the WP1066 Portfolio, we are responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees can cost as high as $0.1 million depending upon the anniversary, milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $0.5 million. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $0.6 million. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $0.6 million, depending upon certain terms and conditions. If these milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations. If we fail to meet our payment obligations, our license agreements could be terminated, which would materially and adversely affect our business operations and financial condition.

We will not be able to protect our intellectual property rights throughout the world.

We are dependent on patents licensed with MD Anderson. Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These infringing products may compete with the product candidates we may develop, without any available recourse.

The laws of some other countries do not protect intellectual property rights to the same extent as the laws of the United States. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection. As a result, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. Because the legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, it could be difficult for us to stop the infringement, misappropriation or violation of our patents or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our intellectual property and other proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of our licensors at risk of being invalidated or interpreted narrowly, could put our patent applications or the patent applications of our licensors at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Patent and Technology License Agreement dated February 3, 2022, by and between The Board of Regents of The University of Texas System on behalf of The University of Texas M.D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.34 of the Company’s 10-K filed March 24, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

Date: May 11, 2022	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)