Form 10-Q
period 2022-06-30
Moleculin Biotech, Inc.
filed 2022-08-12
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The registrant had 28,606,706 shares of common stock outstanding at August 1, 2022.

Moleculin Biotech, Inc.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$57,999	$70,903
Prepaid expenses and other current assets	3,323	1,594
Total current assets	61,322	72,497
Furniture and equipment, net	339	338
Intangible assets	11,148	11,148
Operating lease right-of-use asset	446	107
Total assets	$73,255	$84,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,184	$1,364
Accrued expenses and other current liabilities	2,675	2,258
Total current liabilities	5,859	3,622
Operating lease liability - long-term, net of current portion	388	63
Warrant liability - long-term	649	1,412
Total liabilities	6,896	5,097
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,606,706 and 28,578,338 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	29	29
Additional paid-in capital	152,762	151,733
Accumulated other comprehensive income	22	41
Accumulated deficit	(86,454)	(72,810)
Total stockholders’ equity	66,359	78,993
Total liabilities and stockholders’ equity	$73,255	$84,090

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	4,204	3,039	8,824	7,145
General and administrative	3,196	2,434	5,617	4,373
Depreciation and amortization	34	44	66	88
Total operating expenses	7,434	5,517	14,507	11,606
Loss from operations	(7,434)	(5,517)	(14,507)	(11,606)
Other income:
Gain from change in fair value of warrant liability	603	1,173	763	2,750
Other income, net	15	8	20	18
Interest income, net	39	92	80	149
Net loss	$(6,777)	$(4,244)	$(13,644)	$(8,689)

Net loss per common share - basic and diluted	$(0.24)	$(0.15)	$(0.48)	$(0.35)
Weighted average common shares outstanding, basic and diluted	28,583,014	28,451,532	28,580,689	25,148,399

Net Loss	$(6,777)	$(4,244)	$(13,644)	$(8,689)
Other comprehensive loss:
Foreign currency translation	(31)	(6)	(19)	(10)
Comprehensive loss	$(6,808)	$(4,250)	$(13,663)	$(8,699)

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,644)	$(8,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	88
Stock-based compensation	1,041	838
Change in fair value of warrant liability	(763)	(2,750)
Operating lease, net	84	109
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,729)	(305)
Accounts payable	1,820	376
Accrued expenses and other current liabilities	319	(72)
Net cash used in operating activities	(12,806)	(10,405)
Cash flows from investing activities:
Purchase of fixed assets	(67)	—
Net cash used in investing activities	(67)	—
Cash flows from financing activities:
Proceeds from exercise of warrants	—	63
Payment of tax liability for vested restricted stock units	(12)	—
Proceeds from sale of common stock, net of issuance costs	—	74,685
Net cash (used in) provided by financing activities	(12)	74,748
Effect of exchange rate changes on cash and cash equivalents	(19)	(10)
Net change in cash and cash equivalents	(12,904)	64,333
Cash and cash equivalents, at beginning of period	70,903	15,173
Cash and cash equivalents, at end of period	$57,999	$79,506

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$3	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Common Stock Subscribed				Accumulated
	Shares	Par Value Amount	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Subscription Receivable	Stockholder's Equity
Balance, December 31, 2021	28,578,338	$29	—	$—	$151,733	$(72,810)	$41	$—	$78,993
Stock-based compensation	—	—	—	—	527	—	—	—	527
Consolidated net loss	—	—	—	—	—	(6,867)	—	—	(6,867)
Cumulative translation adjustment	—	—	—	—	—	—	12	—	12
Balance, March 31, 2022	28,578,338	$29	—	$—	$152,260	$(79,677)	$53	$—	$72,665
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	28,368	—		—	(12)	—	—		(12)
Stock-based compensation	—	—	—	—	514	—	—	—	514
Consolidated net loss	—	—	—	—	—	(6,777)	—	—	(6,777)
Cumulative translation adjustment	—	—	—	—	—	—	(31)	—	(31)
Balance, June 30, 2022	28,606,706	$29	—	$—	$152,762	$(86,454)	$22	$—	$66,359

	Six Months Ended June 30, 2021
	Common Stock		Common Stock Subscribed				Accumulated
	Shares	Par Value Amount	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Subscription Receivable	Stockholders' Equity

Balance, December 31, 2020	11,536,720	$69	26,966	$—	$74,671	$(56,916)	$65	$(129)	$17,760
Issuance of common stock, net of issuance costs of $6,159	16,883,420	18	(26,966)	—	74,537	—	—	129	74,684
Reverse stock split	14,285	(60)			60	—	—		-
Warrants exercised	10,000	1			115	—	—		116
Stock-based compensation	—	—	—	—	405	—	—	—	405
Consolidated net loss	—	—	—	—	—	(4,445)	—	—	(4,445)
Cumulative translation adjustment	—	—	—	—	—	—	(4)	—	(4)
Balance, March 31, 2021	28,444,425	$28	—	$—	$149,788	$(61,361)	$61	$—	$88,516
Issuance of common stock in connection with equity purchase agreement, net of issuance costs of $403	107,788	1	—	—	—	—	—	—	1
Subscription of common stock in connection with Consulting Agreement	—	—	2,500	—	10	—	—	(10)	—
Stock-based compensation	—	—	—	—	433	—	—	—	433
Consolidated net loss	—	—	—	—	—	(4,244)	—	—	(4,244)
Cumulative translation adjustment	—	—	—	—	—	—	(6)	—	(6)
Balance, June 30, 2021	28,552,213	$29	2,500	$—	$150,231	$(65,605)	$55	$(10)	$84,700

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

The terms "MBI" or "the Company", "we", "our", and "us" are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, which focuses on the treatment of highly resistant cancers and viruses through the development of its drug candidates, based substantially on discoveries licensed from The University of Texas System on behalf of the MD Anderson Cancer Center, which the Company refers to as MD Anderson. MBI formed Moleculin Australia Pty. Ltd., (MAPL), a wholly owned subsidiary in June 2018, to perform certain preclinical development in Australia. This has enabled the Company to realize the benefits of certain research and development tax credits in Australia. In July 2021, MBI formed Moleculin Amsterdam B.V., a wholly owned subsidiary, primarily to act as its legal representative for clinical trials in Europe.

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

The Company's core technologies consist of the following: a) Annamycin; b) WP1066 Portfolio; and c) WP1122 Portfolio. The Company has six drug candidates, representing all three core technologies, and three of those have shown human activity in clinical trials. In the US and Europe, the Company has conducted, is currently conducting, or plans in the near term to conduct clinical trials for its drug candidates - Annamycin, WP1066, WP1220 (which is part of the WP1066 Portfolio), and WP1122. All trials are or were in the Phase 1 portion except the WP1220 trial, which was a proof-of-concept trial, and one of the Annamycin trials which is moving into its Phase 2 portion of the trial in the second half of 2022. In 2021 and early 2022, there were also three "right-to-try" (or their foreign equivalent) uses of Annamycin and WP1066. The Company plans to conduct additional trials and is in the process of obtaining the appropriate regulatory approval and beginning those trials. The Company utilizes its own internal resources and funds to conduct some of these trials and also has trials being conducted via physician-sponsored trials which utilize primarily external funds, usually grant funds, which are not presented in the financial statements.

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

2. Basis of presentation, principles of consolidation, significant accounting policies and liquidity

Reverse Stock Split - On January 29, 2021, the Company filed a Certificate of Amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of all the issued and outstanding shares of the Company's common stock at a ratio of 1 for 6. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in the Form 10-Q  may be slightly different than previously reported due to rounding up of fractional shares as a result of the reverse stock split.

Basis of Presentation – Unaudited Condensed Consolidated Financial Information - The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for financial information, and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of  December 31, 2021 and notes thereto contained in the Form 10-K filed with the SEC on March 24, 2022.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies during the six months ended June 30, 2022.

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

Liquidity and Financial Condition - The Company is an early stage company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. For the six months ended June 30, 2022 and 2021, the Company incurred net losses of $13.6 million and $8.7 million, respectively, and had net cash flows used in operating activities of $12.8 million and $10.4 million, respectively. At June 30, 2022, the Company had an accumulated deficit of $86.5 million and cash and cash equivalents of $58.0 million. The Company expects its cash on hand as of June 30, 2022 will be sufficient to fund the Company's operations beyond the near term. Such projections are subject to changes in the Company’s internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity. The Company does not expect to experience positive cash flows from operating activities in the near future and anticipates incurring operating losses for the next few years as it supports the development of its core technologies to the point of generating revenue, most likely via outlicensing, and continues to invest in research and development for additional applications of the Company's core technologies and potentially increase its pipeline of drug candidates. If the Company needs to raise additional capital in order to continue to execute its business plan, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital could adversely impact the Company's ability to achieve its intended business objectives and meet its financial obligations as they become due and payable.

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

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (table in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$1,262	$589
Prepaid sponsored research	1,124	474
Vendor prepayments and deposits	904	486
Related party receivables	28	22
Non-trade receivables	5	23
Total prepaid expenses and other current assets	$3,323	$1,594

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

The following table provides liabilities reported at fair value and measured on a recurring basis at June 30, 2022 and December 31, 2021 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of June 30, 2022:	$649	$—	$—	$649
Fair value of warrant liability as of December 31, 2021:	$1,412	$—	$—	$1,412

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of the beginning of the second quarter and then is adjusted for changes in fair value that occurred during the second quarter. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Three Months Ended June 30, 2022	Warrant Liability Long-Term	Warrant Liability Total
Balance, March 31, 2022	$1,252	$1,252
Change in fair value - net	(603)	(603)
Balance, June 30, 2022	$649	$649

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of December 31, 2021 and then is adjusted for changes in fair value that occurred during the six months ended June 30, 2022. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Six Months Ended June 30, 2022	Warrant Liability Long-Term	Warrant Liability Total
Balance, December 31, 2021	$1,412	$1,412
Change in fair value - net	(763)	(763)
Balance, June 30, 2022	$649	$649

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be antidilutive. For the three months ended June 30, 2022 and 2021, approximately 4.9 million and 4.0 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the six months ended June 30, 2022 and 2021 , approximately 4.8 million and 3.9 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date of these unaudited condensed consolidated financial statements. See Note 8 - Subsequent Events.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (ASU 2020-06). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of both liabilities and equity, including convertible instruments and contracts in an entity's own equity. The guidance is effective for the Company beginning on January 1, 2022 and prescribes different transition methods for the various provisions. The Company's adoption of this pronouncement did not have a material impact on the Company's condensed consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update were effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company's adoption of this pronouncement effective January 1, 2022 did not have a material impact on the Company's condensed consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following components (table in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development	$1,508	$1,005
Accrued legal, regulatory, professional and other	835	442
Accrued payroll and bonuses	139	606
Operating lease liability - current	98	96
Accrued liabilities due to related party	95	109
Total accrued expenses and other current liabilities	$2,675	$2,258

Additionally, accounts payable includes $48,000 as of June 30, 2022 and December 31, 2021, for a related party payable.

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

The assumptions used in determining the fair value of the liability classified warrants are as follows:

	June 30, 2022	December 31, 2021
Risk-free interest rate	2.6% to 3.0%	0.1% to 1.1%
Volatility	54.5% to 112.4%	71.8% to 114.5%
Expected life (years)	0.6 to 3.1	0.1 to 3.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the six months ended June 30, 2022 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2022	2,723,645	$6.30	$16.80	$9.46	2.6
Expired	(67,349)	8.10	9.00	—	—
Balance at June 30, 2022	2,656,296	$6.30	$16.80	$9.49	2.2
Exercisable at June 30, 2022	2,656,296	$6.30	$16.80	$9.49	2.2

For a summary of the changes in fair value associated with the Company's warrant liability for the six months ended June 30, 2022, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

Equity Classified Warrants

In June 2022, the Company granted equity-classified warrants to purchase 50,000 shares of common stock with a ten-year term and an exercise price of $1.49 vesting annually over four years while services are being performed. In August 2021, the Company entered into a portfolio development advisory agreement with a related party entity, associated with Dr. Waldemar Priebe, and in connection with the agreement, the Company granted equity-classified warrants to purchase 250,000 shares of common stock with a ten-year term and an exercise price of $3.08. The August 2021 warrants vest as follows: (a) 50% vests upon execution of the agreement, provided the advisor does not terminate the agreement prior to the first anniversary of the agreement; and (b) 50% vests 60 days after the end of the one-year term, subject to the Company's Board of Directors determining that the services provided have been adequately performed. In April 2021, the Company granted equity-classified warrants to purchase 71,500 shares of common stock with a five-year term and an exercise price of $3.63 vesting quarterly over five years while services are being performed. Additionally, both the April 2021 and August 2021 warrants vest in full if there is a change of control event, as defined in the agreements.

At June 30, 2022, the Company had 446,502 equity classified warrants outstanding and 193,710 warrants were exercisable. At  December 31, 2021, the Company had 396,502 equity classified warrants outstanding and 186,560 warrants were exercisable.

The Company recorded stock compensation expense for equity classified warrants of $83,000 and $11,000 for the three months ended  June 30, 2022 and 2021, respectively. The Company recorded stock compensation expense for equity classified warrants of $166,000 and $11,000 for the six months ended June 30, 2022 and 2021, respectively. At  June 30, 2022, there was $451,000 of unrecognized stock compensation expense related to the Company's equity classified warrants.

5. Equity

2022 Stock Issuances

During the six months ended June 30, 2022, the Company issued 28,368 shares of common stock related to the vesting of restricted stock units.

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

In February 2021, the Company entered into an underwritten public offering for the sale by the Company of 14,273,684 shares of its common stock at a public offering price of $4.75 per share and granted the underwriters a 30-day option to purchase up to an additional 2,141,052 shares of common stock offered in the public offering, which was exercised. The Company received total proceeds of $78.0 million, prior to deducting the underwriting discount and other estimated offering expenses. In January 2021 the Company issued 468,684 shares for gross proceeds of $2.9 million using the Company's 2020 At The Market Agreement ( 2020 ATM Agreement) with Oppenheimer & Co., Inc. The Company terminated the 2020 ATM Agreement on February 2, 2021.

Stock-Based Compensation and Outstanding Awards

The 2015 Stock Plan, as amended and approved by the Company's stockholders in May 2022, provides for the grant of stock options, stock awards, stock unit awards, and stock appreciation rights. As of June 30, 2022, there were 756,462 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation for the three and six months ended June 30, 2022 and 2021, respectively (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$350	$332	$711	$641
Research and development	164	101	330	197
Total stock-based compensation expense	$514	$433	$1,041	$838

During the six months ended June 30, 2022, the Company granted 832,832 stock options with a weighted average fair value of $1.26 per share, a weighted average exercise price of $1.49 per share that vest over a one to four-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2022 as a result of the losses recorded during the three and six months ended June 30, 2022 and the additional losses expected for the remainder of 2022 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of June 30, 2022 and  December 31, 2021 the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 is 0%. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants and valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of June 30, 2022.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three and six months ended June 30, 2022 and 2021, respectively (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$29	$29	$58	$58
Variable lease cost	7	7	14	14
Total	$36	$36	$72	$72

In June 2022, the Company extended the Lab Lease for its lab space until September 30, 2027, with no further right or option to renew. The Company will continue to be required to remit base monthly rent which will increase at an average approximate rate of 3% per year. The Company recorded approximately $10,000 and $21,000 in sublease income from a related party for the three and six months ended June 30, 2022 and 2021, respectively. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $35,000 and $34,000 for the three months ended  June 30, 2022 and 2021, respectively, and$70,000 and $68,000 for the six months ended June 30, 2022 and 2021, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $56,000 for the three months ended June 30, 2022 and 2021, respectively, and$133,000 and $94,000 for the six months ended June 30, 2022 and 2021, respectively.

HPI - On March 16, 2020, the Company entered into two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI). The first agreement, which has a term of two years, continues a prior consulting arrangement with HPI on the Company's licensed molecules and requires payments of $43,500 per quarter to HPI. The Company renewed the agreement in May 2022. The second agreement, which can be cancelled with sixty days' notice by either party, allows the Company's employees access to laboratory equipment owned by HPI for a payment of $15,000 per quarter to HPI. Total expenses related to the Company's agreements with HPI were $59,000 for the three months ended June 30, 2022 and 2021, respectively, and $117,000 for the six months ended June 30, 2022 and 2021 respectively.

Sponsored Research Agreements - In June 2022, the Company entered into a new Sponsored Research Agreement with MD Anderson for a total payment of $1.3 million to support the continuation of the project through December 31, 2024. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. Total expenses related to the Company's Sponsored Research Agreements were $313,000 and $184,000 for the three months ended June 30, 2022 and 2021, respectively, and $500,000 and $278,000 for the six months ended June 30, 2022 and 2021, respectively.

License Terminations - In February 2022, the Company and Exploration Invest Pte Ltd. (Exploration) entered into a license termination agreement pursuant to which the Company agreed to pay Exploration $400,000 to terminate certain License Agreements and extend confidentiality requirements until the 10-year anniversary of the license termination agreement. Additionally, in March 2021, the Company determined the stability of WP1732, a molecule in the WP1066 Portfolio was less than satisfactory and, as such, in March 2021 the Company terminated its license for WP1732 with MD Anderson. Total expenses related to the Company's license terminations were zero for the three months ended June 30, 2022 and 2021, respectively, and $400,000 and zero for the six months ended June 30, 2022 and 2021, respectively.

8. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, see below for a discussion of a subsequent event occurring after June 30, 2022.

On December 19, 2021, the Company consented to allow WPD, upon a default to a third-party lender that had advanced funds to WPD (the “Lender”), to assign the WPD Agreement to the Lender, subject to certain conditions, including such assignment occurring prior to December 1, 2022, and subject to the Lender granting us the right to terminate the WPD Agreement upon any assignment as described in such consent. On August 9, 2022, the Company extended the date by which the assignment must occur until December 31, 2023.

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

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to continue our relationship with MD Anderson, including, but not limited to, our ability to maintain current licenses and license future intellectual property resulting from our sponsored research agreements with MD Anderson;
•	The success or the lack thereof, including the ability to recruit patients on a timely basis, for a variety of reasons, of our clinical trials through all phases of clinical development;
•	Our ability to satisfy any requirements imposed by the US Food & Drug Administration (FDA) (or its foreign equivalents) as a condition of our clinical trials proceeding or beginning as planned;
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

Core Technologies

Our core technologies consist of the following: a) Annamycin, a “next generation” anthracycline designed to eliminate the cardiotoxicity associated with currently prescribed anthracyclines (Annamycin has no material cardiotoxicity noted by a specialist in subjects treated and reviewed to date in Moleculin’s clinical trials), while also significantly increasing, as shown in animal studies, drug accumulation in certain key targeted organs (such as the lungs, pancreas and liver) and avoiding multidrug resistance mechanisms when compared in non-human studies with doxorubicin (one of the most commonly used anthracyclines); b) our WP1066 Portfolio, which includes WP1066 and WP1220, two of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription) among other transcription factors associated with tumor activity, while also stimulating a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs); and c) our WP1122 Portfolio, which contains compounds (including WP1122, WP1096, WP1097) designed to exploit, amongst other uses, the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells, as well as target the roles of glycolysis and glycosylation in viruses, such as SARS-CoV-2 (the virus responsible for COVID-19).

Recent Business Developments

Below are recent business developments.

Annamycin

Concludes Phase 1b and Opens Recruitment in MB-107 Phase 2 Clinical Trial of Annamycin for the Treatment of Soft Tissue Sarcoma Lung Metastases

On July 28, 2022, we announced that with five US sites active in our MB-107 clinical trial, the safety review of the fourth cohort in a dose escalation clinical trial evaluating Annamycin for the treatment of soft tissue sarcoma (STS) lung metastases was completed, thus concluding the Phase 1b portion of our U.S. Phase 1b/2 clinical trial. The trial began in June of 2021. Preliminary results from the study continue to document clinical activity for Annamycin in the treatment of STS. The safety review committee (SRC) deemed the dose of 390 mg/m2 to be safe after conclusion of the fourth cohort. Notwithstanding that this dose level was deemed to be safe, tolerability issues present at the 390 mg/m2 dose level caused delays in follow-on cycles and the reduction of subsequent doses, suggesting that a Recommended Phase 2 Dose (RP2D) below 390 mg/m2 was warranted.

Consistent with the recommendation of the SRC, we determined that the RP2D will be 360 mg/m2 for the first three subjects in the Phase 2 portion of the study. The SRC will then review the clinical safety data at this dose and determine whether the RP2D should be further reduced to 330 mg/m2 prior to proceeding with the additional 22 subjects. In addition to continuing to assess safety, including gathering additional information about short-term side effects and possible risks, this Phase 2 portion of the study will also explore the efficacy of Annamycin as a single agent for the treatment of subjects with STS lung metastases for whom prior chemotherapy has failed, and for whom new chemotherapy is considered appropriate.

In the Phase 1b portion of the study, 15 subjects were enrolled and treated per the protocol in four cohorts to determine the maximum tolerable dose and/or the RP2D. Each cohort had three subjects, except for the fourth cohort, which (per the protocol) was expanded to six subjects after a dose-limiting toxicity occurred in a single subject. Up to 28 subjects, to account for potential over enrollment, will be enrolled at the RP2D in Phase 2 to focus more on quantifying efficacy as well as providing additional safety information.

Of the fifteen subjects treated per the protocol, two continue with treatment, and eight subjects have been followed without evidence of disease progression for two months or greater, with three of the eight free of disease progression for 120 days or more. These data are early-stage, preliminary and subject to change, and there is no guarantee that such results will be replicated in the Phase 2 portion of the trial.

Received Allowance to Proceed with Phase 1/2 Study of Annamycin in Combination with Cytarabine for the Treatment of Acute Myeloid Leukemia (AML)

On May 5, 2022, we announced that we received allowance from the Polish Department of Registration of Medicinal Products (URPL), as well as the requisite Ethics Committee approval, to proceed with our Phase 1/2 clinical trial in Poland of Annamycin in combination with Cytarabine (also known as “Ara-C” and for which the combination of Annamycin and Ara-C is referred to as AnnAraC) in the treatment of subjects with acute myeloid leukemia (AML) who are refractory to or relapsed after induction therapy. The Phase 1/2 AnnAraC trial (MB-106), an open label trial, builds on the safety and dosage data from the two successfully concluded single agent Annamycin AML Phase 1 trials (MB-104 and MB-105) in the U.S. and Europe, respectively, and the preclinical data from our sponsored research studies. The clinical trial is expected to commence patient enrollment in the third quarter of 2022.

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

WP1066

Received IND Clearance to Conduct Phase 1 Study of WP1066 for the Treatment of Recurrent Malignant Glioma

On April 21, 2022, we announced that we received allowance from the FDA for our Investigative New Drug (IND) application to study WP1066 for the treatment of recurrent malignant glioma. With this IND now cleared, we plan to evaluate strategic partnerships and collaborations to conduct a Phase 1 open label, single arm, dose escalation study of the safety, pharmacokinetics and efficacy of oral WP1066 in adult patients with recurrent malignant glioma. We expect the clearance of this IND to further support the ongoing pediatric studies being conducted by a team at Emory University, and we are evaluating the potential for additional externally funded investigator-initiated studies.

WP1122

Completion of Second Single Ascending Dose (SAD) Cohort in Phase 1a Clinical Trial of WP1122 in the UK

On July 8, 2022, we announced preliminary results from the second cohort of our first-in-human Phase 1a study of WP1122. This cohort consisted of 8 subjects dosed with 16 mg/kg or placebo in the dose escalation trial evaluating the safety and pharmacokinetics (PK) of WP1122 in healthy volunteers in the United Kingdom (UK). Based on the overall results in Cohort 2, the SRC deemed the second cohort dose safe and well-tolerated and began our SAD Cohort 3 with a dose escalation to 32 mg/kg.

Completion of First Single Ascending Dose (SAD) Cohort in Phase 1a Clinical Trial of WP1122 in the UK

On June 16, 2022, we announced preliminary results from the first cohort of our first-in-human Phase 1a study of WP1122. This cohort consisted of 9 subjects dosed with 8 mg/kg or placebo in the dose escalation trial evaluating the safety and PK of WP1122 in healthy volunteers in the UK. Based on the overall results in Cohort 1, the SRC deemed the cohort dose safe and well-tolerated and began our SAD Cohort 2 with a dose escalation to 16 mg/kg.

Commenced Dosing in Healthy Volunteers in Phase 1a Clinical Trial of WP1122 for the Treatment of COVID-19

On May 26, 2022, we announced the commencement of dosing in our first-in-human Phase 1a study to evaluate the safety and PK of WP1122 in healthy volunteers for the treatment of COVID-19 (MB-301).

Received Approval from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA) for Protocol Amendment to Phase 1a Clinical Trial of WP1122 for the Treatment of COVID-19

On May 10, 2022, we announced that we received approval from the UK's MHRA to proceed with a first-in-human Phase 1a study to evaluate the safety and pharmacokinetics of WP1122 in healthy volunteers for the treatment of COVID-19 (MB-301). The approval follows us having submitted a protocol amendment allowing for a higher ratio of diluting excipients to drug substance to facilitate a faster and simpler mixing procedure before drug administration.

Potential Investigator Led Clinical Trial of Efficacy and Safety of Oral Drug in Adult Patients With COVID-19 (WP1122) Posted on clinicaltrials.gov

On May 9, 2022, Dr. Andrei Carvalho Sposito, as the sponsor, with the University of Campinas, Brazil, posted with clinicaltrials.gov a possible Phase 1, multi-center, dose escalation study that is to be followed by a Phase 2 randomized, double-blind, placebo-controlled study of the safety and efficacy of WP1122 administered q12h ±1 hr PO in adult patients with COVID-19 who require hospitalization with respiratory support. The Phase 1 component, if such study occurs, will enroll COVID-19 positive patients who are symptomatic, and the Phase 2 component, if such study occurs, will enroll adults with COVID-19 who require hospitalization for respiratory support and those patients requiring intubation with mechanical ventilation. The initiation of this trial is subject to Brazilian government approvals, contract negotiations with the University of Campinas, and the evolving epidemiology of COVID-19, all of which will determine if we believe that such a study is feasible and inform our decision as to whether to support such a study with drug product and ancillary services. There is no assurance that the foregoing trials will be commenced by the University of Campinas or that we will choose to be involved in any such trials.

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

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	4,204	3,039	8,824	7,145
General and administrative	3,196	2,434	5,617	4,373
Depreciation and amortization	34	44	66	88
Total operating expenses	7,434	5,517	14,507	11,606
Loss from operations	(7,434)	(5,517)	(14,507)	(11,606)
Other income:
Gain from change in fair value of warrant liability	603	1,173	763	2,750
Other income, net	15	8	20	18
Interest income, net	39	92	80	149
Net loss	$(6,777)	$(4,244)	$(13,644)	$(8,689)

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Research and Development Expense. Research and development (R&D) expense was $4.2 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $1.2 million is mainly related to increased clinical trial activity, as described above, and costs related to manufacturing of additional drug product.

General and Administrative Expense. General and administrative expense was $3.2 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $0.8 million is mainly related to an increase in regulatory and legal services.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.6 million in the second quarter of 2022 as compared to a net gain of $1.2 million in the second quarter of 2021, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Research and Development Expense. Research and development (R&D) expense was $8.8 million and $7.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $1.7 million is mainly related to increased clinical trial activity as described above, a license termination fee, and costs related to manufacturing of additional drug product.

General and Administrative Expense. General and administrative expense was $5.6 million and $4.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $1.2 million is mainly related toan increase in regulatory and legal services, consulting and advisory fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.8 million during the six months ended June 30, 2022 as compared to a net gain of $2.8 million during the six months ended June 30, 2021, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(12,806)	$(10,405)
Net cash used in investing activities	(67)	—
Net cash (used in) provided by financing activities	(12)	74,748
Effect of exchange rate changes on cash and cash equivalents	(19)	(10)
Net (decrease) increase in cash and cash equivalents	$(12,904)	$64,333

As of June 30, 2022, there was $0.3 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $12.8 million for the six months ended June 30, 2022. This $2.4 million increaseover the prior year period of $10.4 million was primarily due to payments for increased clinical trial activity, costs related to manufacturing of additional drug product, and increased consulting, legal, and advisory fees. These are all a reflection of the ongoing clinical and pre-clinical activity and the associated increase in general and administrative support for our three core drug technologies.

Cash (used in) provided in financing activities

We did not sell any stock during the six months ended June 30, 2022.

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

We believe that our existing cash and cash equivalents as of June 30, 2022 will be sufficient to meet our projected operating requirements, which include a potential increase over our current R&D rate of expenditures, beyond the second quarter of 2024. Such projections are subject to changes in our internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity and potential legal costs. We anticipate incurring operating losses for the next several years as we support the preclinical and clinical activities necessary to prepare our drug candidates for successful out licensing, including our efforts to expand our technologies. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, there is no assurance that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. To date, there have been no further information requests. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. During the quarter ended and for the six months ended June 30, 2022, we have expended approximately $0.8 million in related legal fees and expenses. We estimate that potentially an additional $2 million in legal costs will be recognized in the second half of 2022 in connection with our response to this subpoena.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A in our prior quarterly reports on Form 10-Q filed during this fiscal year. Except as updated below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A in our prior quarterly reports on Form 10-Q filed during this fiscal year, as filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2022, the Company issued warrants to purchase 50,000 shares of common stock with an exercise price of $1.49 per share to two entities providing clinical trial advisory services, which warrants will vest annually over four years while services are being performed. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 8, 2022, the Compensation Committee of the Company’s Board of Directors approved the payment of a cash bonus to Mr. Walter Klemp of $375,000 payable upon the dosing of the first patient in the Company’s Phase 2 clinical trial of Annamycin for the treatment of soft tissue sarcoma lung metastases.

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

MOLECULIN BIOTECH, INC.

Date: August 12, 2022	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)