Form 10-Q
period 2022-09-30
Moleculin Biotech, Inc.
filed 2022-11-10
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The registrant had 28,627,827 shares of common stock outstanding at November 3, 2022.

Moleculin Biotech, Inc.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$50,392	$70,903
Prepaid expenses and other current assets	3,101	1,594
Total current assets	53,493	72,497
Furniture and equipment, net	306	338
Intangible assets	11,148	11,148
Operating lease right-of-use asset	425	107
Total assets	$65,372	$84,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,568	$1,364
Accrued expenses and other current liabilities	2,794	2,258
Total current liabilities	6,362	3,622
Operating lease liability - long-term, net of current portion	365	63
Warrant liability - long-term	228	1,412
Total liabilities	6,955	5,097
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,627,827 and 28,578,338 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	29	29
Additional paid-in capital	153,450	151,733
Accumulated other comprehensive income	3	41
Accumulated deficit	(95,065)	(72,810)
Total stockholders’ equity	58,417	78,993
Total liabilities and stockholders’ equity	$65,372	$84,090

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	5,965	4,095	14,790	11,239
General and administrative	3,087	2,021	8,704	6,394
Depreciation and amortization	32	41	98	130
Total operating expenses	9,084	6,157	23,592	17,763
Loss from operations	(9,084)	(6,157)	(23,592)	(17,763)
Other income:
Gain from change in fair value of warrant liability	421	1,678	1,184	4,428
Other income, net	19	13	39	30
Interest income, net	33	87	114	236
Net loss	$(8,611)	$(4,379)	$(22,255)	$(13,069)

Net loss per common share - basic and diluted	$(0.30)	$(0.15)	$(0.78)	$(0.50)
Weighted average common shares outstanding, basic and diluted	28,627,610	28,573,476	28,596,501	26,302,638

Net Loss	$(8,611)	$(4,379)	$(22,255)	$(13,069)
Other comprehensive loss:
Foreign currency translation	(19)	(16)	(38)	(26)
Comprehensive loss	$(8,630)	$(4,395)	$(22,293)	$(13,095)

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,255)	$(13,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	130
Stock-based compensation	1,740	1,817
Change in fair value of warrant liability	(1,184)	(4,428)
Operating lease, net	96	102
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,507)	133
Accounts payable	2,204	261
Accrued expenses and other current liabilities	425	361
Net cash used in operating activities	(20,383)	(14,693)
Cash flows from investing activities:
Purchase of fixed assets	(67)	—
Net cash used in investing activities	(67)	—
Cash flows from financing activities:
Proceeds from exercise of warrants	—	63
Payment of tax liability for vested restricted stock units	(23)	(24)
Proceeds from sale of common stock, net of issuance costs	—	74,685
Net cash (used in) provided by financing activities	(23)	74,724
Effect of exchange rate changes on cash and cash equivalents	(38)	(26)
Net change in cash and cash equivalents	(20,511)	60,005
Cash and cash equivalents, at beginning of period	70,903	15,173
Cash and cash equivalents, at end of period	$50,392	$75,178

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Common Stock Subscribed				Accumulated
	Shares	Par Value Amount	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Subscription Receivable	Stockholder's Equity
Balance, December 31, 2021	28,578,338	$29	—	$—	$151,733	$(72,810)	$41	$—	$78,993
Stock-based compensation	—	—	—	—	527	—	—	—	527
Consolidated net loss	—	—	—	—	—	(6,867)	—	—	(6,867)
Cumulative translation adjustment	—	—	—	—	—	—	12	—	12
Balance, March 31, 2022	28,578,338	$29	—	$—	$152,260	$(79,677)	$53	$—	$72,665
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	28,368	—		—	(12)	—	—		(12)
Stock-based compensation	—	—	—	—	514	—	—	—	514
Consolidated net loss	—	—	—	—	—	(6,777)	—	—	(6,777)
Cumulative translation adjustment	—	—	—	—	—	—	(31)	—	(31)
Balance, June 30, 2022	28,606,706	$29	—	$—	$152,762	$(86,454)	$22	$—	$66,359
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	21,121	—	—	—	(11)	—	—	—	(11)
Stock-based compensation	—	—	—	—	699	—	—	—	699
Consolidated net loss	—	—	—	—	—	(8,611)	—	—	(8,611)
Cumulative translation adjustment	—	—	—	—	—	—	(19)	—	(19)
Balance, September 30, 2022	28,627,827	$29	—	$—	$153,450	$(95,065)	$3	$—	$58,417

	Nine Months Ended September 30, 2021
	Common Stock		Common Stock Subscribed				Accumulated
	Shares	Par Value Amount	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Subscription Receivable	Stockholders' Equity

Balance, December 31, 2020	11,536,720	$69	26,966	$—	$74,671	$(56,916)	$65	$(129)	$17,760
Issuance of common stock, net of issuance costs of $6,159	16,883,420	18	(26,966)	—	74,537	—	—	129	74,684
Reverse stock split	14,285	(60)			60	—	—		-
Warrants exercised	10,000	1			115	—	—		116
Stock-based compensation	—	—	—	—	405	—	—	—	405
Consolidated net loss	—	—	—	—	—	(4,445)	—	—	(4,445)
Cumulative translation adjustment	—	—	—	—	—	—	(4)	—	(4)
Balance, March 31, 2021	28,444,425	$28	—	$—	$149,788	$(61,361)	$61	$—	$88,516
Issuance of common stock in connection with equity purchase agreement, net of issuance costs of $403	107,788	1	—	—	—	—	—	—	1
Subscription of common stock in connection with Consulting Agreement	—	—	2,500	—	10	—	—	(10)	—
Stock-based compensation	—	—	—	—	433	—	—	—	433
Consolidated net loss	—	—	—	—	—	(4,244)	—	—	(4,244)
Cumulative translation adjustment	—	—	—	—	—	—	(6)	—	(6)
Balance, June 30, 2021	28,552,213	$29	2,500	$—	$150,231	$(65,605)	$55	$(10)	$84,700
Issuance of common stock in connection with Consulting Agreement	3,750	—	(2,500)	—	(10)	—	—	10	—
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	21,125	—	—	—	(23)	—	—	—	(23)
Stock-based compensation	—	—	—	—	977	—	—	—	977
Consolidated net loss	—	—	—	—	—	(4,379)	—	—	(4,379)
Cumulative translation adjustment	—	—	—	—	—	—	(16)	—	(16)
Balance, September 30, 2021	28,577,088	$29	—	$—	$151,175	$(69,984)	$39	$—	$81,259

See accompanying notes to unaudited condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

The terms "MBI" or "the Company", "we", "our", and "us" are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, which focuses on the treatment of highly resistant cancers and viruses through the development of its drug candidates, based substantially on discoveries licensed from The University of Texas System on behalf of the MD Anderson Cancer Center, which the Company refers to as MD Anderson. MBI formed Moleculin Australia Pty. Ltd. (MAPL), a wholly owned subsidiary in June 2018, to perform certain preclinical development in Australia. This has enabled the Company to realize the benefits of certain research and development tax credits in Australia. In July 2021, MBI formed Moleculin Amsterdam B.V., a wholly owned subsidiary, primarily to act as its legal representative for clinical trials in Europe.

In 2019, the Company sublicensed essentially all of the rights to its technologies in over 25 countries in Europe and Asia to WPD Pharmaceuticals Sp.z o.o. (WPD or WPD Pharmaceuticals) in exchange for a minimum amount of externally funded collaboration on development in Europe over a certain amount of time. This sublicense was last amended in December 2021 and extended the assignment date in August 2022. Also in 2019, the Company sublicensed its technologies to Animal Life Sciences, Inc. (ALI), to enable research and commercialization for non-human use and share development data. As part of this agreement, ALI issued to the Company a 10% interest in ALI.

The Company has three core technologies, based substantially on discoveries made at and licensed from MD Anderson. Having six drug candidates, three of which have now shown human activity in clinical trials, the Company believes that success in its lead program, Annamycin, has allowed and will allow further pipeline expansion into multiple high-value oncology indications.

The Company's core technologies consist of the following: a) Annamycin; b) WP1066 Portfolio; and c) WP1122 Portfolio. The Company has six drug candidates, representing all three core technologies, and three of those have shown human activity in clinical trials. In the US and Europe, the Company has conducted, is currently conducting, or plans in the near term to conduct clinical trials for its drug candidates - Annamycin, WP1066, WP1220 (which is part of the WP1066 Portfolio), and WP1122. At the beginning of 2022, all trials are or were in the Phase 1 portion, except the WP1220 trial, which was a proof-of-concept trial. Recently, one of the Annamycin trials moved into its Phase 2 portion of the trial. In 2021 and 2022, there were also multiple "right-to-try" (or their foreign equivalent) uses of Annamycin and WP1066. The Company plans to conduct additional trials and is in the process of obtaining the appropriate regulatory approval and beginning those trials. The Company utilizes its own internal resources and funds to conduct some of these trials and also has trials being conducted via physician-sponsored trials which utilize primarily external funds, usually grant funds, which are not presented in the financial statements.

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

Basis of Presentation – Unaudited Condensed Consolidated Financial Information - The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for financial information, and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of  December 31, 2021 and for the year then ended, including the notes thereto contained in the Form 10-K filed with the SEC on March 24, 2022.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2022.

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

Liquidity and Financial Condition - The Company is an early stage company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. For the nine months ended September 30, 2022 and 2021, the Company incurred net losses of $22.3 million and $13.1 million, respectively, and had net cash flows used in operating activities of $20.4 million and $14.7 million, respectively. At September 30, 2022, the Company had an accumulated deficit of $95.1 million and cash and cash equivalents of $50.4 million. The Company expects its cash on hand as of September 30, 2022 will be sufficient to fund the Company's operations beyond the near term. Such projections are subject to changes in the Company’s internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity. The Company does not expect to experience positive cash flows from operating activities in the near future and anticipates incurring operating losses for the next few years as it supports the development of its core technologies to the point of generating revenue, most likely via outlicensing, and continues to invest in research and development for additional applications of the Company's core technologies and potentially increase its pipeline of drug candidates. If the Company needs to raise additional capital in order to continue to execute its business plan, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital could adversely impact the Company's ability to achieve its intended business objectives and meet its financial obligations as they become due and payable.

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

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (table in thousands):

	September 30, 2022	December 31, 2021
Prepaid sponsored research	$1,346	$474
Prepaid insurance	938	589
Vendor prepayments and deposits	807	486
Non-trade receivables	6	23
Related party receivables	4	22
Total prepaid expenses and other current assets	$3,101	$1,594

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

The following table provides liabilities reported at fair value and measured on a recurring basis at September 30, 2022 and December 31, 2021 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of September 30, 2022:	$228	$—	$—	$228
Fair value of warrant liability as of December 31, 2021:	$1,412	$—	$—	$1,412

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of the beginning of the third quarter and then is adjusted for changes in fair value that occurred during the third quarter. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Three Months Ended September 30, 2022	Warrant Liability Long-Term	Warrant Liability Total
Balance, June 30, 2022	$649	$649
Change in fair value - net	(421)	(421)
Balance, September 30, 2022	$228	$228

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of December 31, 2021 and then is adjusted for changes in fair value that occurred during the nine months ended September 30, 2022. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Nine Months Ended September 30, 2022	Warrant Liability Long-Term	Warrant Liability Total
Balance, December 31, 2021	$1,412	$1,412
Change in fair value - net	(1,184)	(1,184)
Balance, September 30, 2022	$228	$228

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be antidilutive. For the three months ended September 30, 2022 and 2021, approximately 6.0 million and 4.5 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the nine months ended September 30, 2022 and 2021 , approximately 5.2 million and 4.1 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date of these unaudited condensed consolidated financial statements. See Note 8 - Subsequent Events.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (ASU 2020-06). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of both liabilities and equity, including convertible instruments and contracts in an entity's own equity. The guidance was effective for the Company beginning on January 1, 2022 and prescribes different transition methods for the various provisions. The Company's adoption of this pronouncement did not have a material impact on the Company's condensed consolidated financial statements.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following components (table in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development	$1,336	$1,005
Accrued legal, regulatory, professional and other	803	442
Accrued payroll and bonuses	433	606
Operating lease liability - current	112	96
Accrued liabilities due to related party	110	109
Total accrued expenses and other current liabilities	$2,794	$2,258

Additionally, accounts payable includes $72,000 and $48,000 as of September 30, 2022 and December 31, 2021, respectively, for related party payables.

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

The assumptions used in determining the fair value of the liability classified warrants are as follows:

	September 30, 2022	December 31, 2021
Risk-free interest rate	3.6% to 4.3%	0.1% to 1.1%
Volatility	54.4% to 93.4%	71.8% to 114.5%
Expected life (years)	0.4 to 2.9	0.1 to 3.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the nine months ended September 30, 2022 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2022	2,723,645	$6.30	$16.80	$9.46	2.6
Expired	(67,349)	8.10	9.00	—	—
Balance at September 30, 2022	2,656,296	$6.30	$16.80	$9.49	1.9
Exercisable at September 30, 2022	2,656,296	$6.30	$16.80	$9.49	1.9

For a summary of the changes in fair value associated with the Company's warrant liability for the nine months ended September 30, 2022, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

Equity Classified Warrants

In September 2022, the Company entered into a portfolio advisory agreement with a related party entity, associated with Dr. Waldemar Priebe, and in connection with the agreement, the Company granted equity-classified warrants to purchase 250,000 shares of common stock with a ten-year term and an exercise price of $1.24. The September 2022 warrants vest as follows: (a) 50% vests upon execution of the agreement, provided the advisor does not terminate the agreement prior to the first anniversary of the agreement; and (b) 50% vests 60 days after the end of the one-year term, subject to the Company's Board of Directors determining that the services provided have been adequately performed. In June 2022, the Company granted equity-classified warrants to purchase 50,000 shares of common stock with a ten-year term and an exercise price of $1.49 vesting annually over four years while services are being performed.

In August 2021, the Company entered into a portfolio development advisory agreement with a related party entity, associated with Dr. Waldemar Priebe, and in connection with the agreement, the Company granted equity-classified warrants to purchase 250,000 shares of common stock with a ten-year term and an exercise price of $3.08. The August 2021 warrants vest as follows: (a) 50% vests upon execution of the agreement, provided the advisor does not terminate the agreement prior to the first anniversary of the agreement; and (b) 50% vests 60 days after the end of the one-year term, subject to the Company's Board of Directors determining that the services provided have been adequately performed. The Company's Board of Directors determined that the services had been adequately performed, and, as such, the August 2021 warrants are fully vested. In April 2021, the Company granted equity-classified warrants to purchase 71,500 shares of common stock with a five-year term and an exercise price of $3.63 vesting quarterly over five years while services are being performed. Additionally, both the April 2021 and August 2021 warrants vest in full if there is a change of control event, as defined in the agreements.

At September 30, 2022, the Company had 646,501 equity classified warrants outstanding and 272,284 warrants were exercisable. At  December 31, 2021, the Company had 396,502 equity classified warrants outstanding and 186,560 warrants were exercisable.

The Company recorded stock compensation expense for equity classified warrants of $232,000 and $422,000 for the three months ended  September 30, 2022 and 2021, respectively, and $398,000 and $432,000 for the nine months ended September 30, 2022 and 2021, respectively. At  September 30, 2022, there was $507,000 of unrecognized stock compensation expense related to the Company's equity classified warrants.

5. Equity

2022 Stock Issuances

During the nine months ended September 30, 2022, the Company issued 49,489 shares of common stock related to the vesting of restricted stock units.

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

Stock-Based Compensation and Outstanding Awards

The 2015 Stock Plan, as amended and approved by the Company's stockholders in May 2022, provides for the grant of stock options, stock awards, stock unit awards, and stock appreciation rights. As of September 30, 2022, there were 752,296 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation for the three and nine months ended September 30, 2022 and 2021, respectively, consists of the following components (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$378	$443	$1,089	$1,085
Research and development	321	534	651	732
Total stock-based compensation expense	$699	$977	$1,740	$1,817

During the nine months ended September 30, 2022, the Company granted 842,832 stock options with a weighted average fair value of $1.26 per share and a weighted average exercise price of $1.49 per share, which options vest over a one to four-year period from the grant date on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. In addition, during the nine months ended September 30, 2022, the Company granted 452,334 restricted stock units with a weighted average fair value of $1.49 per share, that vest over a four year period from the grant date on a straight line basis over the requisite service period.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2022 as a result of the losses recorded during the three and nine months ended September 30, 2022 and the additional losses expected for the remainder of 2022 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of September 30, 2022 and  December 31, 2021 the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 is 0%. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants and valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of September 30, 2022.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three and nine months ended September 30, 2022 and 2021, respectively (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$33	$29	$91	$87
Variable lease cost	7	7	22	22
Total	$40	$36	$113	$109

In June 2022, the Company extended the Lab Lease for its lab space until September 30, 2027, with no further right or option to renew. The Company will continue to be required to remit base monthly rent which will increase at an average approximate rate of 3% per year. The Company recorded approximately $12,000 and $10,000 in sublease income from a related party for the three months ended September 30, 2022 and 2021, respectively, and $32,000 and $31,000 for the nine months ended  September 30, 2022 and 2021, respectively. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $21,000 and $35,000 for the three months ended  September 30, 2022 and 2021, respectively, and $91,000 and $103,000 for the nine months ended September 30, 2022 and 2021, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $56,000 for the three months ended September 30, 2022 and 2021, and $189,000 and $150,000 for the nine months ended September 30, 2022 and 2021, respectively.

HPI - The Company has two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI). The first agreement, which was renewed in May 2022, continues a prior consulting arrangement with HPI and requires payments of $43,500 per quarter. The second agreement, which can be cancelled with sixty days' notice by either party, allows access to laboratory equipment owned by HPI for a payment of $15,000 per quarter. Total expenses related to the Company's agreements with HPI were $59,000 for each of the three months ended September 30, 2022 and 2021, and $176,000 for each of the nine months ended September 30, 2022 and 2021.

Sponsored Research Agreements - In June 2022, the Company entered into a new Sponsored Research Agreement with MD Anderson for a total payment of $1.3 million to support the continuation of the project through December 31, 2024. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. Total expenses related to the Company's Sponsored Research Agreements were $315,000 and $220,000 for the three months ended September 30, 2022 and 2021, respectively, and $815,000 and $498,000 for the nine months ended September 30, 2022 and 2021, respectively.

License Terminations - In February 2022, the Company and Exploration Invest Pte Ltd. (Exploration) entered into a license termination agreement pursuant to which the Company agreed to pay Exploration $400,000 to terminate certain License Agreements and extend confidentiality requirements until the 10-year anniversary of the license termination agreement. Additionally, in March 2021, the Company determined the stability of WP1732, a molecule in the WP1066 Portfolio was less than satisfactory and, as such, in March 2021 the Company terminated its license for WP1732 with MD Anderson. In October 2022, the Company entered into a two-year option on a license for WP1732. Total expenses related to the Company's license terminations were zero for each of the three months ended September 30, 2022 and 2021, and $400,000 and zero for the nine months ended September 30, 2022 and 2021, respectively.

8. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, no other subsequent events were noted as occurring after September 30, 2022.

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

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to continue our relationship with MD Anderson, including, but not limited to, our ability to maintain current licenses and license future intellectual property resulting from our sponsored research agreements with MD Anderson;
•	The success or the lack thereof, including the ability to recruit subjects on a timely basis, for a variety of reasons, of our clinical trials through all phases of clinical development;
•	Our ability to satisfy any requirements imposed by the US Food & Drug Administration (FDA) (or its foreign equivalents) as a condition of our clinical trials proceeding or beginning as planned;
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

Core Technologies

Our core technologies consist of the following: a) Annamycin, a “next generation” anthracycline designed to eliminate the cardiotoxicity associated with currently prescribed anthracyclines (Annamycin has no material cardiotoxicity noted by a specialist in subjects treated and reviewed to date in Moleculin’s clinical trials), while also significantly increasing, as shown in animal studies, drug accumulation in certain key targeted organs (such as the lungs, pancreas and liver) and avoiding multidrug resistance mechanisms when compared in non-human studies with doxorubicin (one of the most commonly used anthracyclines); b) our WP1066 Portfolio, which includes WP1066 and WP1220, two of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription) among other transcription factors associated with tumor activity, while also stimulating a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs); and c) our WP1122 Portfolio, which contains compounds (including WP1122, WP1096, WP1097) designed to exploit, amongst other uses, the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells, as well as target the roles of glycolysis and glycosylation in viruses.

Recent Business Developments

Below are recent business developments.

Annamycin

Received Additional Report Supporting Non-cardiotoxicity of Annamycin in Recent Subjects

On October 11, 2022, we received another report from an independent cardiology expert assessing recent subjects in two of our trials (fifth cohort in MB-105 and the first four cohorts in MB-107) covering 18 subjects. This assessment concluded with “there was no preliminary signal of excessive cardiotoxicity (indeed, no cardiotoxicity) with Annamycin at the administered doses in this dataset.” This brings a total of 42 subjects in our three trials utilizing Annamycin where no evidence of cardiotoxicity has been identified by an independent expert cardiologist. All expert reviews included analysis of ejection fraction, echo strain and certain troponin levels intended to assess the potential for both acute and chronic heart damage. We will, of course, continue to gather these and other data as our trials continue, as they are essential to ultimately demonstrating the safety and effectiveness of Annamycin.

For the Treatment of Soft Tissue SarcomaLung Metastases

Enrolled First Subjects and Began Treatment in the MB-107 Phase 2 Portion of Phase 1b//2 Study of Annamycin In Subjects With Previously Treated Soft Tissue Sarcomas With Pulmonary Metastases

During the third quarter of 2022, we treated in a Phase 2 portion of the MB-107 Phase 1b/2 clinical trial of Annamycin for the treatment of soft tissue sarcoma (STS) lung metastases the first three subjects at 360 mg/m2. Due to adverse events (primarily myelosuppression, which is anticipated with high doses of anthracycline therapy) in the first three subjects, we lowered the Recommended Phase 2 Dose (RP2D) to 330 mg/m2 in October 2022 and we believe that this lower dose will enable continued treatment of subjects with fewer interruptions. Our experience with subjects in the Phase 1b portion of this trial suggested that while 360 mg/m2 may be tolerated by subjects initially, continued treatment may be delayed or interrupted due to adverse events, primarily myelosuppression, hence lowering the dose from 360 mg/m2 to 330 mg/m2 was contemplated in advance of beginning the Phase 2 expansion pending results from the first three subjects in the expansion phase. We expect to treat at least 25 subjects in this Phase 2 portion of the clinical trial. In October 2022, we began dosing the first subject at this new RP2D and enrolled a second subject.

In this trial, Annamycin is being used to treat subjects who had prior anthracycline therapy. Accordingly, each of the three subjects treated at 360 mg/m2 had disease progression following prior treatment. In these first three subjects treated at 360 mg/m2, we have received the following preliminary data from the sites:

-

The first subject received two cycles of Annamycin at 360 mg/m2 but with a two-week delay between the two cycles due to myelosuppression. The end of cycle 2 scan showed that the target lesions were stable but there was disease progression with new lesions.

-	The second subject received two cycles with the second cycle reduced to 330 mg/m2 due to myelosuppression. We do not have the data from the end of cycle 2 scan.
-

The third subject received one cycle and had a serious adverse event (also myelosuppression) and exited the study. Based on a clinical exam, the subject was deemed to have disease progression upon exit.

First Subjects Treated in the Phase 1b Portion of an Externally Funded Phase 1b/2 Clinical Trial with Annamycin Weekly Dosing for the Treatment of STS With Pulmonary Metastases

On October 28, 2022, we were notified that the two subjects were dosed in the Phase 1b/2 Study of Liposomal Annamycin (L-Annamycin) in subjects with previously treated soft-tissue sarcomas (STS) with pulmonary metastases at the Maria Sklodowska-Curie National Research Institute of Oncology. We are collaborating with WPD Pharmaceuticals (WPD) and physicians in Poland in this physician-sponsored clinical trial in Europe. The grant-funded clinical trial is led by Prof. Piotr Rutkowski, MD, PhD, Head of Department of Soft Tissue/Bone Sarcoma and Melanoma at the Maria Sklodowska-Curie National Research Institute of Oncology in Warsaw, Poland, and it is operated independently of our study in the US. The trial will use a dosing regimen of once weekly for three weeks in a 28-day cycle rather than once every 21 days as in the US trial.

Concludes Phase 1b and Opens Phase 2 Recruitment in MB-107 Phase 1b/2 Clinical Trial of Annamycin for the Treatment of Soft Tissue Sarcoma Lung Metastases

On July 28, 2022, we announced that with five US sites active in our MB-107 clinical trial, the safety review of the fourth cohort in a dose escalation clinical trial evaluating Annamycin for the treatment of STS lung metastases was completed, thus concluding the Phase 1b portion of our U.S. Phase 1b/2 clinical trial. The trial began in June of 2021. Preliminary results from the study continue to document clinical activity for Annamycin in the treatment of STS. The safety review committee (SRC) deemed the dose of 390 mg/m2 to be safe after conclusion of the fourth cohort. Notwithstanding that this dose level was deemed to be safe, tolerability issues present at the 390 mg/m2 dose level caused delays in follow-on cycles and the reduction of subsequent doses, suggesting that a RP2D below 390 mg/m2 was warranted.

Consistent with the recommendation of the SRC, we determined that the RP2D will be 360 mg/m2 for the first three subjects in the Phase 2 portion of the study. The SRC will then review the clinical safety data at this dose and determine whether the RP2D should be further reduced to 330 mg/m2 prior to proceeding with the additional 22 subjects. See section above “—Enrolled First Subjects and Began Treatment in the MB-107 Phase 2 Portion of Phase 1b//2 Study of Annamycin In Subjects With Previously Treated Soft Tissue Sarcomas With Pulmonary Metastases” for discussion regarding final determination of RP2D. In addition to continuing to assess safety, including gathering additional information about short-term side effects and possible risks, this Phase 2 portion of the study will also explore the efficacy of Annamycin as a single agent for the treatment of subjects with STS lung metastases for whom prior chemotherapy has failed, and for whom new chemotherapy is considered appropriate.

In the Phase 1b portion of the study, fifteen subjects were enrolled and treated per the protocol in four cohorts to determine the maximum tolerable dose and/or the RP2D. Of the fifteen subjects, all received prior anthracycline treatment and had disease progression prior to entering our study. Each cohort had three subjects, except for the fourth cohort, which (per the protocol) was expanded to six subjects after a dose-limiting toxicity occurred in a single subject. Up to twenty-eight subjects, to account for potential over enrollment, will be enrolled at the RP2D in Phase 2 to focus more on quantifying efficacy as well as providing additional safety information.

For the Treatment of Acute Myeloid Leukemia

Opened Enrollment in the Phase 1 Portion of the Phase 1/2 Study of Annamycin in Combination with Cytarabine for the Treatment of Subjects with Acute Myeloid Leukemia (AML) That is Refractory to or Relapsed After Induction Therapy

On September 29, 2022, we opened enrollment and began screening subjects at one site in Poznan, Poland in the Phase 1 portion of the Phase 1/2 study of Annamycin in combination with Cytarabine (Ara-C) for the treatment of subjects with acute myeloid leukemia (AML) who are refractory to or relapsed after induction therapy (MB-106). We plan to open additional sites for this study in Poland and other European countries.

Received Allowance to Proceed with Phase 1/2 Study of Annamycin in Combination with Cytarabine (AnnAraC) for the Treatment of Acute Myeloid Leukemia

On May 5, 2022, we announced that we received allowance from the Polish Department of Registration of Medicinal Products (URPL), as well as the requisite Ethics Committee approval, to proceed with our Phase 1/2 clinical trial in Poland of Annamycin in combination with Ara-C in the treatment of subjects with AML who are refractory to or relapsed after induction therapy. The Phase 1/2 AnnAraC trial (MB-106), an open label trial, builds on the safety and dosage data from the two successfully concluded single agent Annamycin AML Phase 1 trials (MB-104 and MB-105) in the U.S. and Europe, respectively, and the preclinical data from our sponsored research studies.

Presented Positive Preclinical Annamycin Data at the AACR 2022 Annual Meeting

On April 8, 2022, we announced that preclinical data of Annamycin tested in syngeneic models of metastatic colorectal cancer established in lungs or liver was accepted for poster presentation at the American Association for Cancer Research (AACR) Annual Meeting 2022, which was held April 8-13, 2022, in New Orleans, Louisiana. The objective of this animal study was to assess the efficacy of Annamycin in experimental colorectal cancer liver and lung metastasis models. The efficacy of Annamycin was tested in syngeneic models of metastatic colorectal cancer established in lungs or liver. Annamycin exhibited robust antitumor activity in both models. We believe this study demonstrating efficacy of Annamycin in colorectal cancer models provides compelling evidence for further preclinical development aimed at supporting the initiation of clinical studies in metastatic colorectal cancer patients.

WP1066

Emory University Phase 1 Pediatric Brain Tumor Clinical Trial Recruits Last Subject

In 2021, Emory University researchers filed and received clearance to proceed with an IND for a trial to treat children and young adults (up to age 25) with recurrent or refractory malignant brain tumors without a known cure with WP1066. This trial, which is externally funded except for study drug supplied by us, is being conducted at the Aflac Cancer & Blood Disorders Center at Children's Healthcare of Atlanta. In October 2022, the Emory trial enrolled the last subject in the last cohort at 8 mg/kg. Discussions are underway to explore WP1066 in combination with radiation on similar tumors in a Phase 2 clinical trial in the near future.

Continued Discussions with Two Academic Institutions Regarding WP1066 for the Treatment of Brain Tumors

During the third calendar quarter of 2022, we continued discussions with two academic institutions in separate programs for the treatment of brain tumors. We expect one to be a Phase 1b/Phase 2 Clinical Trial with WP1066 combined with radiation for the treatment of adult glioblastoma. We expect this trial to begin in the first half of 2023. The other, we expect, will focus on the use of WP1066 for an expanded access program for gliomas that harbor G34R mutations, and we expect this program to begin in the first half of 2023.

Continued Compassionate Use of WP1066

We have received and participated in five compassionate use applications with the FDA or foreign equivalent involving WP1066 since 2021 with four of these occurring in 2022. These have included adult and pediatric subjects both in the US and in Europe.

Moved Intravenous and Other Formulations of WP1066 into Preclinical Testing

Starting in 2020, we began developing an appropriate intravenous (IV) formulation for WP1066 or its analogs. As a result of these studies, we believe the lead molecule WP1066 may be our best candidate in this portfolio for intravenous administration, and efforts are underway to identify and optimize the best strategy for IV delivery. In the third quarter of 2022, we identified two IV formulas to move into preclinical testing while working on improving oral delivery as well. We believe our WP1066 Portfolio represents a novel class of agents capable of focusing on multiple targets, including the activated form of a key oncogenic transcription factor, STAT3.

Received IND Clearance to Conduct Phase 1 Study of WP1066 for the Treatment of Recurrent Malignant Glioma

On April 21, 2022, we announced that we received allowance from the FDA for our Investigative New Drug (IND) application to study WP1066 for the treatment of recurrent malignant glioma. With this IND now cleared, we plan to evaluate strategic partnerships and collaborations to conduct a Phase 1 open label, single arm, dose escalation study of the safety, pharmacokinetics, and efficacy of oral WP1066 in adult subjects with recurrent malignant glioma. We expect the clearance of this IND to further support the ongoing pediatric studies being conducted by a team at Emory University, and we are evaluating the potential for additional externally funded investigator-initiated studies, including those mentioned above.

WP1122

Concluded Phase 1a in Clinical Trial of WP1122 in the UK with a MTD of a Daily Dose of 32mg/kg

In late October 2022 after further review of the data and in discussions with our clinical team, we determined that the maximum tolerated dose (MTD) for WP1122 is a daily cumulative dose of 32 mg/kg in two divided doses for seven days, and we concluded the Phase 1a Clinical Trial of WP1122. We believe this will advance future studies of WP1122 in antiviral and oncology indications. With an IND active for WP1122 for the treatment of glioblastoma and a COVID-19 investigator sponsored trial in Brazil in the approval process, we have concluded that advancing WP1122 in these indications will occur only if external funds are available. We will begin to close out the Phase 1a study and generate the clinical study report. With this Phase 1a study coming to a successful conclusion earlier than expected, and with our decision to limit further development to studies for which external funding is available, we believe we are positioned to reduce the use of internal funds on WP1122.

Updated Second Multiple Ascending Dose (MAD) Cohort in Phase 1a Clinical Trial of WP1122 in the UK

On October 14, 2022, we provided an update on the preliminary results from the second multiple ascending dose (MAD) cohort of our first-in-human Phase 1a study of WP1122. This cohort consisted of an initial 4 subjects, who were scheduled to be dosed daily for 7 days with 64 mg/kg/day of WP1122 or placebo in the dose escalation trial evaluating the safety and pharmacokinetics (PK) of WP1122 in healthy volunteers in the United Kingdom (UK). In conjunction with the study safety review committee, we stopped the second MAD cohort when 2 subjects experienced non-serious adverse events that, although asymptomatic, met the stoppage criteria in the protocol. Although we considered the potential to open a third MAD cohort (2a) to dose subjects at a reduced dose level of 48mg/kg, we subsequently determined that the primary objectives of this Phase 1a study had already been met by establishing a safe and tolerable dose and that continued testing with healthy volunteers would not be a wise use of resources.

WP1122 Portfolio Compound, WP1096, Selected for NIAID-Funded Animal Studies as Novel Potential Antiviral

On September 27, 2022, we announced that our WP1096 molecule (part of our WP1122 portfolio of D-glucose and D-mannose antimetabolites) will be evaluated in animal studies through the preclinical services offered by the National Institute of Allergy and Infectious Diseases (NIAID), a part of the National Institutes of Health.

Received FDA Orphan Drug Designation of WP1122 for the Treatment of Glioblastoma Multiforme

On September 6, 2022, we announced that the FDA granted Orphan Drug Designation of WP1122 for the treatment of Glioblastoma Multiforme.

Completed Third Single Ascending Dose (SAD) Cohort in Phase 1a Clinical Trial of WP1122 in the UK

On August 19, 2022, we announced preliminary results from the third cohort of our first-in-human Phase 1a study of WP1122. This cohort consisted of 10 subjects dosed with 32 mg/kg or placebo in the dose escalation trial evaluating the safety and pharmacokinetics (PK) of WP1122 in healthy volunteers in the United Kingdom (UK). Based on the overall results in Cohort 3, the Safety Review Committee (SRC) for the study deemed the third single ascending dose (SAD) cohort dose safe and well-tolerated, allowing us to begin our fourth SAD Cohort with a dose escalation to 64 mg/kg. Additionally, dosing of WP1122 in the multiple ascending dose (MAD) cohorts was to commence at a total daily dose of 32 mg/kg, which had shown to be safe in the single dose cohort.

Completed Second Single Ascending Dose (SAD) Cohort in Phase 1a Clinical Trial of WP1122 in the UK

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

Completed First Single Ascending Dose (SAD) Cohort in Phase 1a Clinical Trial of WP1122 in the UK

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

Received Approval from the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA) for Protocol Amendment to Phase 1a Clinical Trial of WP1122 for the Treatment of COVID-19

On May 10, 2022, we announced that we received approval from the UK's MHRA to proceed with a first-in-human Phase 1a study to evaluate the safety and pharmacokinetics of WP1122 in healthy volunteers as part of studying WP1122 for the treatment of COVID-19 (MB-301). The approval followed us having submitted a protocol amendment allowing for a higher ratio of diluting excipients to drug substance to facilitate a faster and simpler mixing procedure before drug administration.

Potential Investigator Led Clinical Trial of Efficacy and Safety of Oral Drug (WP1122) in Adult Subjects With COVID-19 Posted on clinicaltrials.gov

On May 9, 2022, Dr. Andrei Carvalho Sposito, as the sponsor, with the University of Campinas, Brazil, posted with clinicaltrials.gov a possible Phase 1, multi-center, dose escalation study that is intended to be followed by a Phase 2 randomized, double-blind, placebo-controlled study of the safety and efficacy of WP1122 administered q12h ±1 hr PO in adult subjects with COVID-19 who require hospitalization with respiratory support. The Phase 1 component, if such study occurs, will enroll COVID-19 positive subjects who are symptomatic, and the Phase 2 component, if such study occurs, will enroll adults with COVID-19 who require hospitalization for respiratory support and those subjects requiring intubation with mechanical ventilation. The initiation of this trial is subject to Brazilian government approvals, contract negotiations with the University of Campinas, and the evolving epidemiology of COVID-19, all of which will determine if we believe that such a study is feasible and inform our decision as to whether to support such a study with drug product and ancillary services. There is no assurance that the foregoing trials will be commenced and funded by the University of Campinas.

Corporate

Licensing

In October 2022 with MD Anderson, we entered into an option on the WP1732 portfolio, a STAT3 inhibitor, and a license for novel esters of 2-deoxy-glucose with high anti-proliferative activity. Discussions with MD Anderson regarding our core technologies are in the ordinary course of our business.

Engaged Wolfram C. M. Dempke, MD, PhD, MBA as its European Chief Medical Officer

On May 4, 2022, we announced that we engaged Wolfram C. M. Dempke, MD, PhD, MBA, MRCP as our EU - Chief Medical Officer and part-time contractor for our European clinical trials. Dr. Dempke served as the Vice President, Scientific Solutions: Hematology & Oncology, at Worldwide Clinical Trials. He holds oncology/hematology society memberships in the U.S. and Europe. He has contributed to five textbooks and more than 150 peer-reviewed papers. Dr. Dempke continues to teach classes in the Munich University Medical Oncology department, Germany, and he continues to see patients on a monthly basis.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	5,965	4,095	14,790	11,239
General and administrative	3,087	2,021	8,704	6,394
Depreciation and amortization	32	41	98	130
Total operating expenses	9,084	6,157	23,592	17,763
Loss from operations	(9,084)	(6,157)	(23,592)	(17,763)
Other income:
Gain from change in fair value of warrant liability	421	1,678	1,184	4,428
Other income, net	19	13	39	30
Interest income, net	33	87	114	236
Net loss	$(8,611)	$(4,379)	$(22,255)	$(13,069)

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Research and Development Expense. Research and development (R&D) expense was $6.0 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $1.9 million is mainly related to increased clinical trial activity, as described above, and costs related to manufacturing of additional drug product.

General and Administrative Expense. General and administrative expense was $3.1 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $1.1 million is mainly related to an increase in regulatory and legal services.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.4 million in the third quarter of 2022 as compared to a net gain of $1.7 million in the third quarter of 2021, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Research and Development Expense. R&D expense was $14.8 million and $11.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $3.6 million is mainly related to increased clinical trial activity as described above, a license termination fee, and costs related to manufacturing of additional drug product.

General and Administrative Expense. General and administrative expense was $8.7 million and $6.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $2.3 million is mainly related to an increase in regulatory and legal services, consulting and advisory fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $1.2 million during the nine months ended September 30, 2022 as compared to a net gain of $4.4 million during the nine months ended September 30, 2021, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(20,383)	$(14,693)
Net cash used in investing activities	(67)	—
Net cash (used in) provided by financing activities	(23)	74,724
Effect of exchange rate changes on cash and cash equivalents	(38)	(26)
Net (decrease) increase in cash and cash equivalents	$(20,511)	$60,005

As of September 30, 2022, there was $0.3 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $20.4 million for the nine months ended September 30, 2022. This $5.7 million increaseover the prior year period of $14.7 million was primarily due to payments for increased clinical trial activity, costs related to manufacturing of additional drug product, and increased consulting, legal, and advisory fees. These are all a reflection of the ongoing clinical and pre-clinical activity and the associated increase in general and administrative support for our three core drug technologies.

Cash (used in) provided in financing activities

We did not sell any stock during the nine months ended September 30, 2022.

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

We believe that our existing cash and cash equivalents as of September 30, 2022 will be sufficient to meet our projected operating requirements, which include a potential increase over our current R&D rate of expenditures, beyond the second quarter of 2024. Such projections are subject to changes in our internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity and potential legal costs. We anticipate incurring operating losses for the next several years as we support the preclinical and clinical activities necessary to prepare our drug candidates for successful out licensing, including our efforts to expand our technologies. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, there is no assurance that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. During the quarter ended and for the nine months ended September 30, 2022, we have expended approximately $1.1 million and $1.9 million, respectively, in related legal fees and expenses. We estimate that potentially an additional $1.0 million in legal costs will be recognized in the last quarter of 2022 in connection with our response to this subpoena.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

New tax laws or regulations that are enacted or existing tax laws and regulations that are interpreted, modified or applied adversely to us or our customers may have a material adverse effect on our business and financial condition.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Any future tax legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, the Company entered into a portfolio advisory agreement with a related party entity, associated with Dr. Waldemar Priebe, and in connection with the agreement, the Company granted equity-classified warrants to purchase 250,000 shares of common stock with a ten-year term and an exercise price of $1.24. The September 2022 warrants vest as follows: (a) 50% vests upon execution of the agreement, provided the advisor does not terminate the agreement prior to the first anniversary of the agreement; and (b) 50% vests 60 days after the end of the one-year term, subject to the Company's Board of Directors determining that the services provided have been adequately performed. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*	Portfolio Development Advisor Agreement dated September 6, 2022 between KEWAT, LLC and Moleculin Biotech, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

Date: November 10, 2022	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)