Form 10-K
period 2022-12-31
Moleculin Biotech, Inc.
filed 2023-03-22
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Accelerated filer ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $40 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 14, 2023 was 28,627,827.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•	The success or the lack thereof, including the ability to recruit subjects on a timely basis, for a variety of reasons, of our clinical trials through all phases of clinical development;
•	Our ability to satisfy any requirements imposed by the United States (US) Food and Drug Administration (FDA) (or its foreign equivalents) as a condition of our clinical trials proceeding or beginning as planned;
•	World-wide events including the war in Ukraine, the COVID-19 pandemic, and the general supply chain shortages effect on our clinical trials, clinical drug candidate supplies, preclinical activities and our ability to raise future financing;
•	Our ability to obtain additional funding to commence or continue our clinical trials, fund operations and develop our product candidates;
•	The need to obtain and retain regulatory approval of our drug candidates, both in the United States and in Europe, and in countries deemed necessary for future trials;
•	Our ability to complete our clinical trials in a timely fashion and within our expected budget and resources;
•	Our ability to source our drug products at reasonable prices;
•	Compliance with obligations under intellectual property licenses with third parties;
•	Any delays in regulatory review and approval of drug candidates in clinical development;
•	Potential efficacy of our drug candidates;
•	Our ability to commercialize our drug candidates;
•	Market acceptance of our drug candidates;
•	Competition from existing therapies or new therapies that may emerge;
•	Potential product liability claims;
•	Our dependency on third-party manufacturers to successfully, and timely, supply or manufacture our drug candidates for our preclinical work and our clinical trials;
•	Our ability to establish or maintain collaborations, licensing or other arrangements;
•	Our ability and third parties’ abilities to protect intellectual property rights;
•	Our ability to adequately support future growth; and
•	Our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K in the case of forward-looking statements contained in this Form 10-K.

PART I

References in this Annual Report on Form 10-K to “MBI”, "Moleculin" or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc.

ITEM 1. BUSINESS

Our Business

We are a clinical stage pharmaceutical company with a growing pipeline, including Phase 2 clinical programs for hard-to-treat cancers and viruses. We have three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial1, based substantially on discoveries made at and licensed from MD Anderson Cancer Center (MD Anderson) in Houston, Texas. Three of our six drug candidates have shown human activity in clinical trials and are currently in Phase 1b/2 or Phase 2 clinical trials. Since our inception, our drugs have been in, are currently in, or have received approval to proceed in eleven clinical trials.

Our Core Technologies

Our core technologies consist of the following:

a) Annamycin or L-Annamycin is a “next generation” anthracycline designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and has shown no cardiotoxicity2 in subjects treated in clinical trials to date. Furthermore, we have demonstrated safe dosing beyond the dose limitations imposed by regulatory authorities upon currently prescribed anthracyclines due to their inherent cardiotoxicity;

b) our WP1066 Portfolio, which includes WP1066 and WP1220, two of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription) among other transcription factors associated with tumor activity, while also stimulating a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs); and

c) our WP1122 Portfolio, which contains compounds (including WP1122, WP1096, and WP1097) designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells, as well as viruses that depend upon glycolysis and glycosylation to infect and replicate.

Our Focus

We are focused on internally funded (“internally” and “externally” funded trials are defined in the Funding Strategy section below) development of:

1) Annamycin for the treatment of Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases or STS lung mets)

2) Annamycin in combination with Cytarabine (also known as Ara-C, the combination with Annamycin of which is referred to as AnnAraC) for the treatment of Relapsed or Refractory Acute Myeloid Leukemia (R/R AML or AML).

3) Developing a better delivery mechanism for WP1066 to further support current and possibly future externally funded oncology clinical trials.

We have also recently established a Recommended Phase 2 Dose (RP2D) for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through several externally funded clinical trials with the potential for others in the near-term.

Our Clinical Trials

In the US and Europe, we or external investigators have approved, are currently conducting or have completed eleven internally or externally funded clinical trials for four of our drug candidates – Annamycin, WP1066, WP1220, and WP1122 since inception. All clinical trials are or were in the Phase 1 or 2 stage. During 2021, we had four active clinical trials evaluating either Annamycin or WP1066 in the US and Europe. This increased to six active or just completed trials in 2022 involving Annamycin, WP1066, and WP1122. In 2021 and 2022, there were five “right-to-try” (or their foreign equivalent) uses of Annamycin and WP1066. Three of the six clinical trials active in 2022 are internally funded trials of Annamycin and one is an internally funded Phase 1 clinical trial for WP1122 setting a RP2D.

Moving into 2023, we are actively recruiting in three clinical trials in a Phase 1b/2 or Phase 2 stage and have recently concluded one trial. These three currently active clinical trials are open label so we expect to be able to announce any human activity that is being demonstrated in these trials during 2023. In February 2023, the externally funded Phase 1 clinical trial with WP1066 for the treatment of pediatric brain tumors concluded. We expect up to three externally funded Phase 1b/2 clinical trials for WP1066 in the treatment of GBM and other brain tumors in 2023.

During 2022, we or external investigators filed applications or began recruiting for five internally or externally funded clinical trials in the US and Europe.

•
Annamycin - The clinical trial application (CTA) in Poland for a Phase 1b/2 trial of Annamycin in combination with Cytarabine  or AnnAraC for the treatment of AML was allowed in 2022. This trial was later approved to expand into Italy in 2022 and dosing subjects began there i n March 2023. With preclinical data in mice demonstrating a 68% improvement in activity in AML with AnnAraC over Annamycin alone combined with the human activity demonstrated in the highest dosing cohort in the single agent AML clinical trial, we concluded our single agent Annamycin clinical trial treating AML and focused on this combination trial.

•
Annamycin - An investigator sponsored trial (externally funded) was initiated in Poland in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung mets. This trial began administering drug to subjects in late 2022.

•	WP1066 - In 2022, an investigational new drug (IND) application we filed in the US for a Phase 1 clinical trial studying WP1066 for treating glioblastoma multiforme (GBM) in adults went into effect. Consistent with our strategy of leveraging external funding for many of our clinical trials, we intend to seek to capitalize on external funding with opportunities for an investigator-initiated clinical trial in adult cancer patients in 2023. We supplied drug product to an externally funded pediatric brain tumor trial with WP1066 up to its conclusion in February 2023.
•	WP1122 - Our Phase 1a clinical trial of WP1122 in the United Kingdom for the treatment of COVID-19 began recruiting in 2022, and we completed the trial in late 2022, establishing an RP2D. We are in the process of completing this trial - locking the database and finalizing a clinical study report (CSR). This RP2D will possibly aid in future externally funded trials for the treatment of certain viruses and cancers as we look for investigator led studies.
•	WP1122 - In 2022, we filed an IND with the FDA that then went into effect, allowing us to proceed with a clinical trial using WP1122 for the treatment of GBM. This may lead to an oncology investigator-initiated trial (IIT). Additionally, an investigator filed independently a CTA in Brazil in 2022 to study WP1122 for the treatment of moderate to severe COVID-19. Based on current COVID-19 epidemiology, we do not expect this externally funded trial to be conducted.

Additionally, we are in discussions with research institutions in the US, Asia, and South America regarding possible externally funded trials or programs involving WP1066 and WP1122.

1 Subject to publishing final Clinical Study Report

2 In discussions of “no cardiotoxicity” of Annamycin, management’s beliefs are based on an expert’s opinion based their review of certain clinical trial subject data including LVEF, ECHO strain analyses, and cardiac biomarkers – troponin’s I & T

In terms of developing preclinical data, we have our own lab and consultants with our employees conducting research and, we sponsor research at MD Anderson to expand the science of our core technologies and possible combinations with other approved drugs. We have a National Institutes of Health or NIH funded preclinical study with WP1096 (from the WP1122 portfolio) for the treatment of the Tacaribe Arenavirus.

As summarized below, we and our external investigators have an IND/CTA in process, approved, are in progress, or have completed eleven internally and externally funded clinical trials. Additionally, we are anticipating additional clinical trials in 2023. See the following discussion for more detailed information, especially on safety and human activity.

Clinical Summary as of this filing[3] Unless CSR Completed – Data are preliminary and subject to change
Drug Candidate	Trial / Indication / Location	Phase (Funding Source: Internal unless noted as External)	Status	Comments	Safety Summary	Human Activity Summary
Annamycin	MB-104 / R/R AML / US	1/2	Phase 1 concluded and CSR published. Phase 2 start awaits further data from other trials	Maximum Dose allowed per protocol 120 mg/m2	Met safety endpoints; no cardiotoxicity demonstrated	14.3% MLFS (subtherapeutic dose level when compared to MB-105)
Annamycin	MB-105 / R/R AML / Poland	1/2	Phase 1 concluded and published CSR Jan 2023	Maximum Dose and RP2D 240 mg/m2	Met safety endpoints; no cardiotoxicity demonstrated	80% ORR in last cohort (3 PRs and 1 CRi)
Annamycin	MB-107 / STS Lung Metastases / US	1b/2	Phase 1 completed; Phase 2 in progress	Treating Phase 2 subjects and estimate completion of Phase 2 in 2023	No cardiotoxicity demonstrated to date	Preliminary data - Phase 1 60% (9 of 15) of subjects showed SD or better through 2+ cycles; Phase 2 (ongoing) 67% (4 of 6) subjects show SD through 2+ cycles
Annamycin in Combination with Cytarabine	MB-106 / R/R AML / Europe	1b/2	Phase 1b in progress; First subject treated in March 2023	Five sites recruiting in Poland and Italy	No cardiotoxicity demonstrated to date	No data to date as subjects have just begun treatment
Annamycin	IIT / STS Lung Metastases / Poland	1b/2 External	Phase 1b in progress; First subject treated in Q4-2022	Investigator led trial with a weekly dosing regimen versus traditional chemotherapy dosing as in MB-107	To date, 2 subjects dosed in Cohort 1 (35 mg/m2) with no DLTs nor activity noted	No human activity demonstrated to date
WP1066	IIT / Adult GBM / US	1 External	Closed prior to completion by site	Investigator left for another institution	No drug related serious adverse events noted	No activity demonstrated. RP2D or MTD not established.
WP1066	IND approved for GBM	1	Exploring for an investigator to lead a study	Trial has not begun	Trial has not begun	Trial has not begun
WP1066 in combination with radiation	IIT / Adult GBM / US	2 External	Expect to begin recruiting in 2023	To be led by investigator with prior experience with WP1066	Trial has not begun	Trial has not begun
WP1066	IIT / Pediatric Brain Tumors / US	1 External	Concluded in February 2023 with a dose level at 8mg/kg	Concluded 10 subjects enrolled and treated over 3 dose levels up to 8 mg/kg	No drug related serious adverse events noted	1 DIPG subject had a temporary clinical response
WP1220	MB-201 / CTCL / Poland	1b / Proof of Concept	Concluded and CSR completed	Believe results warrant a Phase 2 study	Met safety endpoints	60% of subjects documented PR
WP1122	MB-301 / COVID-19 / UK	1a	Completed and CSR in process; Established RP2D	Drug at RP2D was tolerable and safe	Met safety endpoints	N/A as in healthy volunteer subjects
WP1122	IND approved for GBM	1b/2 External	Exploring for an investigator to lead a study	Trial has not begun	Trial has not begun	Trial has not begun

3 This is a summary of the detailed discussion below and does not include compassionate use/right-to-try usage of our drug candidates. Terms are defined elsewhere in this document including “internal” versus “external” funding. Additionally, “Met safety endpoints” means that no drug-related serious and unexpected adverse events occurred as defined in the trial protocol. All data presented are preliminary unless a CSR has been issued for the trial referenced. With regard to safety and human activity summaries please see the detailed discussion below.

Human Activity

The following data regarding human activity are all from Phase 1 studies, except where noted as early Phase 2 data. Such information is early in the clinical trial process. Such activity may or may not be repeated in future Phase 2 or 3 clinical trials. While we believe such data is encouraging, the FDA or its foreign counterpart will ultimately determine if such data and future data is individually conclusive.

Three of our drug candidates have shown activity in humans to date.

•	Annamycin has shown the following human activity:

•	Prior to 2021, our MB104 US Phase 1 trial for Annamycin in AML successfully met its safety endpoint (including the absence of cardiotoxicity) and demonstrated human activity in the reduction of circulating bone marrow blasts despite the trial being conducted at what were expected to be subtherapeutic dosages (not exceeding 120 mg/m2) based on the European AML study. This US study’s CSR was issued in 2021.
•	In 2022 we completed our MB-105 Phase 1 single agent trial for Annamycin in AML with fifteen subjects receiving the full dose per the protocol and identifying an RP2D and we demonstrated an 80% ORR in the five subjects in the last cohort. Three subjects were a PR and one was a CRi. Regarding the PRs, two of the three PR subjects’ repeat bone marrow aspirate assessments (BMA) showed a blast count below 5% at the end of therapy.
•	In 2022 our MB107 trial treating STS lung metastases demonstrated a preliminary response of stable disease or better in 60% – defined as stable disease (SD) or better after two cycles of Annamycin (approximately six weeks) in Phase 1 portion of the study. Our median progression free survival (PFS) was 2.6 months for subjects receiving the study drug dose per the Phase 1 protocol. In the ongoing Phase 2 portion of the trial, we have demonstrated to date a preliminary response of 67% (4 of 6) subjects showing SD through 2 or more cycles. This is in a subject population where the median progression free survival time in patients with soft tissue sarcoma with metastases (not just lung metastases) that have failed initial systemic therapy is approximately 1.6 to 2.0 months, without effective therapy which includes subjects treated with a placebo. (A. Comandone, F. Petrelli, A Boglione, S. Barn: Salvage Therapy in Advanced Adult Soft Tissue Sarcoma. The Oncologist 2017;22:1518–1527).

•	WP1066 has shown the following human activity:

•	In an investigator-initiated trial of WP1066 (our lead inhibitor of p-STAT3) for the treatment of pediatric brain tumors, both a clinical and an objective response were demonstrated in a subject with diffuse intrinsic pontine glioma (DIPG), one of several indications for which WP1066 has been granted a “rare pediatric disease” designation, which could potentially qualify WP1066 for a priority review voucher if the FDA were to approve a New Drug Application (NDA) for treatment of that disease.

•	WP1220 (part of the WP1066 portfolio) has shown the following activity:

•	The CSR issued in 2021 for a clinical trial of WP1220, another drug candidate in the WP1066 Portfolio, studied for the topical treatment of cutaneous T-cell lymphoma (CTCL) documented a PR (the target lesion decreasing 50% or more) in 60% of subjects (three out of five) that was confirmed by a subsequent evaluation one month later with one of the subjects having a near total resolution of their lesions (93% decrease). The median time to PR was 56 days. Stable disease was the best response documented for the remaining 40% of subjects (two out of five), resulting in clinical benefit for 100% of subjects. All subjects (100%) survived up to 112 days of follow-up.

Funding Strategy

By “internally funded” we mean that the primary costs of the preclinical activity and clinical trials are funded and sponsored by us. By “externally funded” we mean that the preclinical work is performed by external collaborators and the clinical trials are physician-sponsored or IITs. For externally funded research, any grant funds that support such preclinical work or clinical trials and most of the associated expenses do not flow through our financial statements. For externally funded preclinical activities and clinical trials, we do provide drug product and other supporting activities for which costs are shown in our financial statements.

Additionally, we are seeking collaborative partners to further clinical research on all three of our core programs.

Working Environment

Our headquarters and laboratory are in Houston, Texas, and our workforce, as of year-end 2022, consisted of nineteen full and part-time employees, in the US and Europe, which are leveraged with other service providers and contractors worldwide working in a primarily virtual environment, even prior to the COVID-19 pandemic. We do not have manufacturing facilities and all manufacturing activities are contracted out to third parties. Additionally, we do not have a sales organization. Our overall strategy is to seek the best value for our shareholders either via potential outlicensing or collaborative opportunities with other pharmaceutical companies with existing marketing, sales and distribution or via the development of contracted marketing, sales and distribution capability if and when our drugs are approved.

The spread of COVID-19 caused significant volatility in US and international markets, including Poland, where we conduct some of our clinical trials, and Italy, where our Annamycin drug supply is produced. In 2022, there was limited temporary interruption of our drug supply, and the ability to monitor activities were limited at most Polish clinics where we are conducting trials. Although, most of the impact of the pandemic appears to have abated, this continues to be a volatile situation that could continue to improve or worsen at any time. Some of our European sites still cite the lack of staff as a reason for slow recruitment. Furthermore, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, including the impact on the US and international economies and, as such, we are therefore unable to determine if those circumstances will have a material impact to our operations.

Additionally, war, terrorism, geopolitical uncertainties (such as the current war in Ukraine) and other business interruptions could cause damage to, disrupt or cancel the conduct of our clinical trials on a global or regional basis, which could have a material adverse effect on our business, clinical sites, drug suppliers or vendors with which we do business. Such events could also decrease the availability of subjects interested or able to enroll in our clinical trials or make it difficult or impossible for us to deliver products and services to our clinical investigational sites. In addition, territorial invasions can lead to cybersecurity attacks on technology companies, such as ours, located outside of the conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. While having operations in neighboring Poland, we have no operations directly in Russia or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, will escalate and result in broad economic and security conditions or rationing of medical supplies or production facilities, which could limit our ability to conduct clinical trials or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties.

We cannot determine whether these events will materially impact our overall business and operations, recruitment, and our drug supply in the future.

Our Mission and Strategy

We are a clinical stage pharmaceutical company with a growing pipeline, including Phase 2 clinical programs for hard-to-treat cancers and viruses. We have three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial4, based substantially on discoveries made at and licensed from MD Anderson in Houston, Texas. Three of our six drug candidates have shown human activity in clinical trials and are currently in Phase 1b/2 or Phase 2 clinical trials. Since our inception, our drugs have been in, are currently in, or have received approval to proceed in eleven clinical trials. With regard to viruses, preclinical work has demonstrated possible activity against COVID-19, HIV, Zika, and Dengue fever.

Our diverse pipeline of technologies was built around the recognition that many highly resistant tumors tend to have a common set of traits, including an increase in multidrug resistance mechanisms, an evasion of the natural immune system, a marked upregulation of certain key oncogenic transcription factors and an increased dependence on glycolysis for energy production. Many of these traits are also common to the replication of certain viruses and we believe each of these elements may be addressed by the unique and innovative mechanisms introduced by one or more of our three core technologies. As detailed within, although we have conducted a significant amount of preclinical and early-stage clinical work that we consider promising, there is no guarantee that any future study will be conducted or will be successful, or that our product candidates, if approved, will ultimately be successfully commercialized.

We believe our technologies may provide an opportunity to help the many patients in need of alternative therapies, both as single agents and in combination with numerous existing technologies that often fail as tumors present immediate or acquired resistance. We believe showing even modest improvements in hard-to-treat cancers and viruses may lead to approval pathways that may potentially reduce the time and capital required to ultimately realize success.

Our technology is licensed from MD Anderson via exclusive licenses, which are discussed in more detail below. In 2021, our then sublicensee, WPD Pharmaceuticals (WPD), announced their facilitation of a grant equivalent to $1.5 million to the Maria Sklodowska-Curie National Research Institute of Oncology (MSCNRIO) to fund a Phase 1b/2 clinical trial of Annamycin for the treatment of STS lung metastases. The grant-funded clinical trial, which has begun treatment of subjects, is led by Prof. Piotr Rutkowski, MD, PhD, Head of Department of Soft Tissue/Bone Sarcoma and Melanoma at the MSCNRIO in Warsaw, Poland. As we continue to generate additional human data, we intend to pursue additional strategic collaborations on a regional basis for each of our drug candidates. Additionally, we are independently exploring other grant funded opportunities. In March 2023, WPD assigned their rights and duties related to the grant-funded trial at MSCNRIO to us as part of the termination of their sublicense as described further below.

This increase in potential outside funding should allow us to concentrate our internal resources primarily on Annamycin, alternate methods of delivery for WP1066, and WP1122. This allows us to prioritize our internal funding to core clinical trials that we think may lead to an approval pathway and/or a strategic licensing opportunity. Accordingly, we have increased our focus on clinical trial pathways for Annamycin, which is now in clinical trials for two different indications. We have now seen human activity in three drug candidates, some of which we think may be capable of supporting an approval pathway with continued positive developments in their respective clinical trials. Subject to database lock and completion of a CSR, we are concluding our internally funded WP1122 antiviral program which established an RP2D. This will potentially support future externally funded virology or oncology clinical trials. Additionally, an IND for the study of WP1122 in GBM went into effect in 2022 and we intend to identify investigators interested in collaborating on the potential oncology indications for this drug candidate.

Our Intellectual Property and FDA Designations

We have obtained worldwide, exclusive licenses from MD Anderson to issued US patents and pending US patent applications for each of our drug candidates, as well as pending foreign patent applications or issued foreign patents. With respect to certain patents or patent applications, we are co-owners with MD Anderson, in which instances we have exclusively licensed MD Anderson’s rights in those patents or patent applications. Where MD Anderson has sole ownership of patents licensed to us, MD Anderson is responsible for the prosecution and maintenance of those patent applications, with input from us and at our expense. Where MD Anderson jointly owns patent applications with us, we are responsible for prosecution and maintenance of those patents and patent applications at our expense. As new discoveries arise with respect to our drug candidates, we and MD Anderson seek to protect our rights to those inventions by filing new patent applications. There can be no assurance that patent applications will issue as patents or, with respect to issued patents, that they will provide us with significant protection.

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

We have obtained Orphan Drug designation (ODD) from the FDA for Annamycin for the treatment of AML and STS; for WP1066 for the treatment of GBM; and, for WP1122 for the treatment of GBM. We have other FDA designations as discussed below. Detailed discussion of potentially relevant regulatory exclusivities can be found under Regulatory Exclusivities below.

The following provides a general description of our patent portfolio and is not intended to represent an assessment of claim limitations or claim scope.

4 WP1122 Phase 1 Clinical Study Report has not been published and safety results are preliminary.

Annamycin

We have pending patent applications directed to the synthetic processes for lyophilized Annamycin and for reconstitution of our Annamycin drug product candidate. We have exclusively licensed MD Anderson’s rights in these applications, which are co-owned by MD Anderson and us. The applications are pending in jurisdictions worldwide, including but not limited to Australia, Brazil, Canada, China, European Patent Organization, Japan, Israel, India, South Korea, Mexico, and the US. Both applications have a filing date of June 25, 2020. We also have rights to a patent application, filed on November 23, 2020, directed to the use of Annamycin for the treatment of certain lung cancers.

p-STAT3 Inhibitors

WP1066. We have rights to four issued US patents for WP1066. These patents claim WP1066 and other molecules, as well as methods of treating disease using WP1066. Foreign counterparts to the US patents are issued in Canada, China, Europe, Israel, India, Japan and South Korea. These patents have an international filing date in December 2004, and in certain instances have had the patent term adjusted. We also have rights to a patent application directed to the combination of WP1066 with checkpoint inhibitors.

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

FDA Designations

To further enhance our intellectual property, we have the following FDA designations for our drug candidates as shown. The importance of these designations is discussed further below in the section titled Regulatory Exclusivities.

Drug Candidate	FDA ODD - Indication	FDA Fast Track - Designation (FTD)	FDA Rare Pediatric Disease Priority Review Voucher (PRV) Program
Annamycin	Yes – AML, Soft Tissue Sarcoma	Yes – AML, Soft Tissue Sarcoma	No
WP1066	Yes - GBM	No	Yes – Ependymoma, diffuse intrinsic pontine glioma (DIPG), medulloblastoma and atypical teratoid rhabdoid tumor
WP1122	Yes - GBM	Yes - GBM	No

Our Drug Candidate Programs

Annamycin Program

Overview

We consider Annamycin to be a "next generation" anthracycline, unlike any currently approved anthracyclines, as it is designed to avoid multidrug resistance mechanisms and cardiotoxicity, recognizing that the efficacy of all currently approved anthracyclines is limited by both multidrug resistance and cardiotoxicity. Our preclinical studies support this intended design and an independent expert in chemotherapy-associated cardiotoxicity at the Cleveland Clinic issued a report indicating no signs of cardiotoxicity in our three Phase 1 Annamycin clinical trials in forty-two subjects, as recently as November 2022. Additionally, we reported from our clinical trials evidence that Annamycin may have a substantially lower incidence of alopecia (hair loss) than currently prescribed anthracyclines.

The FDA granted ODD to Annamycin for the treatment of AML and for soft tissue sarcomas, which means the agency believes we have established a medically plausible basis for using the drug for those indications. The FDA also granted FTD for Annamycin for both the treatment of AML and STS lung metastases. A drug that receives FTD is eligible for some or all of the following:

•	More frequent meetings with FDA to discuss the drug's development plan and ensure collection of appropriate data needed to support drug approval;
•	More frequent written communication from FDA about such things as the design of the proposed clinical trials and use of biomarkers;
•	Eligibility for other FDA expedited programs, if relevant criteria are met; and
•	Rolling review by FDA of the NDA, rather than waiting until every section of the NDA is complete before beginning review of the application, which is the typical process.

Annamycin Clinical Trials – R/R AML

A Phase 1 clinical trial of Annamycin as a single agent for the treatment of relapsed and refractory (R/R) AML in the US was successfully concluded in 2020. The FDA requested that we demonstrate that Annamycin could be safely administered to subjects up to the lifetime maximum allowable level of anthracycline (LTMAD) established by the FDA and the trial met this primary endpoint. The FDA established the LTMAD because of concerns about cardiotoxicity associated with currently approved anthracyclines when administered above the LTMAD. An updated independent safety review in late 2022 of certain preliminary data of the first forty-two subjects in our three Annamycin clinical trials (treating both AML and STS lung metastases) concluded there was no evidence of cardiotoxicity. Thirty-two of the forty-two subjects reviewed (across three of our trials – MB-104, MB-105 and MB-107), following administration of Annamycin, received more than the LTMAD and none have shown evidence of any cardiotoxicity per our expert review.

As a part of our ongoing sponsored research at MD Anderson, animal testing has indicated that the combination of Annamycin with Ara-C (AnnAraC) provides a synergistic effect that is more effective in AML mouse models than either drug alone. These data were presented at the 62nd Annual Meeting & Exposition of the American Society for Hematology (ASH) under the title: "High Efficacy of Liposomal Annamycin (L-ANN or L-Annamycin) in Combination with Cytarabine (AnnAraC) in Syngeneic p53-null AML Mouse Model."

This study was conducted in a highly aggressive AML mouse model where median survival is approximately 13 days. For animals treated with AnnAraC, median survival ranged from 56 to 76 days, thus expanding median survival by 585%, with some animals having no signs of any tumors after treatment. Additionally, when looking at median overall survival (OS) for the mice in the study, AnnAraC demonstrated a 68% improvement in the OS compared to Annamycin as a single agent and a 241% increase in OS compared to Cytarabine alone. We believe these experiments support initiation of clinical development of the combination of Annamycin and Ara-C in AML patients.

Although Annamycin has already shown human activity as a single agent in its two Phase 1 AML clinical trials and has shown no signs of cardiotoxicity, the observed synergy in vitro and confirmatory in vivo data suggest that the AnnAraC could be more effective in a clinical setting than Annamycin as a single agent. This would be consistent with the current practice to use Ara-C in combination with other anthracyclines. The current first-line therapy for AML patients is the combination of an anthracycline and Ara-C in a regimen referred to as "7+3" where Ara-C is administered daily for 7 days in parallel with 3 daily doses of an anthracycline. Simply substituting Annamycin for the currently used anthracycline in a similar 7+3 regimen would represent a familiar and well-practiced treatment modality. Beyond that, we believe it would have the added advantages that Annamycin has been shown in published research to be active against tumor cells resistant to doxorubicin and, importantly, has the potential to remove the concern for cardiotoxicity, a significant toxic side effect of currently used anthracyclines. Thus, we are now focusing our efforts on an AnnAraC trial for the treatment of AML in Europe.

As a result of discussions with the FDA, we focused our continuing efforts on establishing an RP2D for Annamycin in our Phase 1/2 single agent R/R AML clinical trial in Europe. In February 2022, we successfully concluded the Phase 1 portion of that trial and established the RP2D of 240 mg/m2. In the final cohort, five subjects received a full course of Annamycin and demonstrated an ORR of 80% with three partial responses (PRs) and one complete response with incomplete recovery of neutrophils and/or platelets (CRi). In two of the PRs the BMA's were below 5% but were still designated as a PR by the sub-investigator at that site. In light of the preclinical research suggesting that the combination of AnnAraC may be more effective for R/R AML patients than Annamycin as a single agent, we have elected to begin the process of commencing a Phase 1/2 clinical trial in Europe evaluating AnnAraC rather than to expend resources on the expansion (Phase 2) arm of the single agent trial. These preclinical animal studies showed that AnnAraC was 68% more effective (median overall survival or OS) than Annamycin as a single agent and 241% more effective than Cytarabine alone. Such preclinical results may not be replicated in human clinical trials.

We have been and intend to continue reporting top-line results by cohort in all of our Annamycin clinical trials, with each announcement also including an update on any other related trials. Top-line results will include reporting of any drug-related adverse events (AEs) and assessment of cardiotoxicity, including ECHO (echocardiogram) scans measuring change in ejection fraction and measuring certain blood troponin levels, which is considered a biomarker for potential long-term cardiovascular impairment. Top-line results will also include the number of partial responses (PRs), complete responses (CRs) and subjects deemed capable of progressing to a potentially curative bone marrow transplant, which we term "bridge to transplant" (BTs), each of which is essentially a function of the magnitude of reduction in a subject's BMA. For purposes of these clinical trials, a CR means that the subject's BMA reduced to 5% or less with recovery of neutrophils (or white blood cells) and platelets, CRi means a CR where there was incomplete recovery of neutrophils and/or platelet counts, a PR means the subject's BMA reduced by 50% and resulted in a blast count of 25% or less, and a BT means subjects are deemed capable of progressing to a potentially curative bone marrow transplant.

Annamycin Clinical Trials – STS Lung Metastases

We announced in April 2019 that our ongoing sponsored research at MD Anderson demonstrated that Annamycin can significantly improve survival in an aggressive form of triple negative breast cancer metastasized to the lungs in animal models. We know that Annamycin was previously shown to be significantly more potent than doxorubicin in both Lewis lung carcinoma in animal models or in vivo and small cell lung cancer in vitro models. In addition to seeing activity in animal models of triple negative breast cancer metastasized to the lungs, we are also seeing activity in colon cancer metastasized to the lungs. The particular animal models used in our testing are considered to represent very aggressive forms of cancer.

Furthermore, a poster entitled, "Liposomal annamycin inhibition of lung localized breast cancer," was presented at the San Antonio Breast Cancer Symposium held in December 2019. The published poster (https://www.moleculin.com/san-antonio-bc-symposium-poster/) shows substantially increased survival in both triple negative breast cancer and colon cancer lung metastases animal models. It should also be noted that treatment with Annamycin resulted in long-term survival of a significant number of animals, even when cancer was reintroduced into the animals post initial treatment, suggesting the development of beneficial immune memory. A reduction in tumor growth was demonstrated as well as a reversal of tumor activity resulting in an almost complete reduction of tumor burden. Such preclinical results may not be replicated in human clinical trials.

We announced in early 2021 that Annamycin demonstrated consistently high antitumor activity in tested animal models of different types of lung-localized cancers, including sarcoma. These promising findings correlate with a high uptake of Annamycin to the lungs in animal models. We found in our studies that the Annamycin uptake is over 30-fold higher than that of doxorubicin, the primary first-line chemotherapy for soft tissue sarcoma. The limited pulmonary uptake of doxorubicin in animal models may help explain its limited activity against STS lung metastases in humans. Additionally, our clinical data to date show no cardiotoxicity associated with the use of Annamycin, and the published research demonstrate Annamycin’s ability to avoid multidrug resistance mechanisms, both of which are often treatment-limiting effects of anthracyclines (which includes doxorubicin) in this setting. Taken together, these factors suggest that Annamycin could represent an important treatment to help address a significant unmet need in patients with STS lung metastases.

In February 2021, we announced that a preclinical study in animals has suggested a possible significant therapeutic benefit of Annamycin against metastatic osteosarcoma. As of day 130 of the study, the survival rate for animals treated with Annamycin was 100%, compared with only 10% for untreated animals. Computerized tomography scans demonstrated that animals treated with Annamycin exhibited suppression of tumor growth and not a single death was observed in the treated animals, whereas observed tumor burden was believed to have contributed to the rapid death of 90% of untreated animals. We believe these data are a promising indication of the possibility of Annamycin’s impact on other cancers metastasized to the lungs. We caution that these are preclinical animal data and we can provide no assurance that we will see similar results in our clinical trials, let alone ultimately obtain approval of Annamycin for this use.

It is estimated that there are approximately 36,000 new cases of STS in the seven major markets (US, EU5 and Japan) each year. Our clinical advisors estimate that approximately half of all STS patients will eventually develop lung metastases from their primary tumor. Although first-line treatments such as surgical resection, chemotherapy and radiation may provide initial therapeutic benefit for approximately one third of those patients, there are no approved or emerging second-line therapies for the remaining patients who relapse or are refractory. Although the lungs tend to be a major site of relapse, when we began our own clinical trial using Annamycin against STS lung metastases, we were aware of only a very few active clinical trials specifically targeting STS lung metastases, indicating that Annamycin currently faces limited competition in this area of development.

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

In December 2020, the FDA allowed our IND to go into effect to study Annamycin for the treatment of soft tissue sarcoma lung metastases. This allowed us to begin a Phase 1b/2 clinical trial in the US for subjects with STS lung metastases after first-line therapy for their disease. The trial began in the first half of 2021.

In 2022, we expanded the fourth cohort due to a dose limiting toxicity (DLT) and then in late 2022, we concluded the Phase 1b portion of the study. Fifteen subjects were enrolled and treated per the protocol in four cohorts to determine the maximum tolerable dose and/or the RP2D and followed for safety and efficacy. Each cohort had three subjects, except for the fourth cohort, which (per the protocol) was expanded to six subjects after a DLT occurred in a single subject. The Company concluded the Phase 1b portion after the fourth cohort of 390 mg/m2 was documented to be safe. Based on findings from the Phase 1b position of the trial, 360 mg/m2 demonstrated it may be tolerated by subjects initially, however continued treatment was deemed at risk to be delayed or interrupted due to adverse events (primarily myelosuppression, which is anticipated with high doses of anthracycline therapy), hence lowering the dose from 360 mg/m2 to 330 mg/m2 was contemplated in advance of beginning the Phase 2 expansion pending results from the first three subjects in the RP2D evaluation phase. Adverse events (AE), primarily myelosuppression, in the first three subjects at 360 mg/m2 led us to lower the RP2D to 330 mg/m2 in October 2022, which we believe will enable continued treatment of subjects with fewer interruptions.

The median progression free survival time in patients with soft tissue sarcoma with metastases (not just lung metastases which is believed to be even shorter) that have failed initial systemic therapy is approximately 1.6 to 2.0 months, without effective therapy which includes subjects treated with a placebo. (A. Comandone, F. Petrelli, A Boglione, S. Barn: Salvage Therapy in Advanced Adult Soft Tissue Sarcoma. The Oncologist 2017;22:1518–1527) In this context, we believe Annamycin has the potential to bring a new and effective treatment option to patients with this significant unmet need.

In the fifteen subjects treated per protocol in the escalating dose cohorts, there was an overall response rate in nine subjects or 60% – defined as stable disease or better in the subjects STS lung metastases after at least two cycles of Annamycin (approximately six weeks). Our median progression free survival (PFS) was 2.6 months in the Phase 1 portion of the study. PFS will be monitored in the Phase 2 portion, as well. This data is encouraging but preliminary and may not be borne out by further study.

To date in the Phase 2 portion of the study, fourteen subjects have been identified, recruited, or dosed out of a total planned twenty-five to twenty-eight subjects. Of these eleven have begun receiving doses and six have been dosed two cycles and received their end of cycle two scans. Four of these or 67% were noted as stable disease or better with one of the subjects continuing with the study drug. The main reason for subjects not continuing is due to myelosuppression due to the study drug, keeping in mind that most of these subjects have had multiple prior treatments for STS and some have received close to the LTMAD prior to entering the study. All four subjects will continue to be monitored for PFS while in the study. The one subject continuing with the study drug has not experienced myelosuppression. We have recently discussed with investigators that they may reduce the dose of the study drug after the first cycle, per the protocol, as to possibly allow more subjects to continue receiving the study drug. This data is preliminary and subject to change.

The Importance of Lower Cardiotoxicity of Annamycin Versus Other Anthracyclines

We have received multiple reports from an independent expert cardiology assessment and the last such report in late 2022 continued to confirm the absence of any cardiotoxicity relating to treatment with Annamycin in our three Phase 1 clinical trials to date. To be clear, where we mention “no cardiotoxicity” of Annamycin, management’s beliefs are based on this expert’s opinion based on their review of certain clinical trial subject data. The expert’s report updated the independent safety review of certain preliminary data for the first forty-two subjects in our Annamycin clinical trials in the US and Europe targeting AML and the STS lung metastases which concluded there was no evidence of cardiotoxicity. The expert’s reviews included analysis of ejection fraction, echo strain and certain troponin levels (I & T) intended to assess the potential for both acute and chronic heart damage. We believe these expert reports are particularly relevant in light of a recently published retrospective study showing that the incidence of heart failure more than doubles for cancer patients treated with anthracyclines compared to cancer patients not receiving anthracyclines (C Larson, et al. Anthracycline and Heart Failure in Patients Treated for Breast Cancer or Lymphoma, 1985-2010. JAMA Network Open. 2023;6(2):e2254669. doi:10.1001/jamanetworkopen.2022.54669). With the subject population that we are experiencing in our Annamycin trials (multiple prior therapies, many elderly), we believe that there is a high likelihood that a cardiac event will occur that we will not be able to disassociate from our study drug.

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

Chemotherapy continues to be a cornerstone of cancer therapy. Despite the progress made with immunotherapy and precision medicine, the first-line treatment for many cancers continues to include chemotherapy. And, in part because of the emphasis placed on alternatives to chemotherapy, we believe that not enough has been done to improve chemotherapeutic agents to make them safer, especially with regard to cardiotoxicity (damage to the heart), and more effective. Anthracyclines are a class of chemotherapy drugs designed to destroy the DNA (by creating iron-mediated free oxygen radicals, damaging the DNA and cell membranes, and inhibiting topoisomerase II) of rapidly reproducing cancer cells. Acute leukemia is one of a number of cancers that are usually treated with anthracyclines. In the case of acute leukemia, anthracyclines are typically used in “induction therapy,” where the goal is often to induce sufficient remission of patients’ blood-born tumor cells to allow for a potentially curative bone marrow transplant.

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

One of the key dose-limiting toxicities associated with currently available anthracyclines (including the anthracycline in the approved drug, Vyxeos) is the propensity to induce life-threatening heart damage (also known as cardiotoxicity). This is a particularly significant risk for pediatric leukemia patients, whose life spans can be severely shortened by the induction therapy intended to cure them of acute leukemia. In the animal model recommended by the FDA as an indicator of human cardiotoxicity, the non-liposomal (free) form of Annamycin has been shown to be significantly less likely than doxorubicin to create heart lesions in mice, and the liposomal formulation (L-Annamycin) has been shown in these same models to have reduced cardiotoxicity. If this same characteristic continues to be shown in humans, it may allow Annamycin to be used more aggressively to help patients achieve remission. This would be especially valuable in the case of pediatric acute leukemia (both AML and ALL) because of the potential impact of cardiotoxicity on long-term survival. In our clinical trials for Annamycin, we are collecting data to further validate the design intent of Annamycin to have no cardiotoxicity as reviewed by our expert review.

In addition, the effectiveness of currently approved anthracyclines is limited by their propensity for succumbing to “multidrug resistance.” This can occur where, as a natural defense mechanism, transmembrane proteins acting as transporters (one type of which is referred to as a “P-glycoprotein pump” or “ABCB1 transporter”) develop on the outer surface of cells to expel perceived threats like anthracyclines. In many instances, the likelihood of cardiotoxicity (and other serious side effects) prevents increasing the dosing of current therapies in order to overcome multidrug resistance. As a result, most patients cannot receive current anthracyclines in doses that are adequate to produce lasting remission and thereby qualify for a bone marrow transplant. A laboratory study has suggested that Annamycin may resist being expelled by P-glycoprotein pumps and similar multidrug resistance transporters, which may mean the drug circumvents multidrug resistance. Although significant further study is necessary, this characteristic has been shown in pre-clinical testing to allow for higher drug uptake in diseased cells, which we believe could allow for more effective induction therapy with less risk to the patient, especially in relapsed patients.

We are also collaborating with WPD and physicians in Poland and are currently pursuing a physician-sponsored clinical trial in Europe. WPD announced their facilitation of a grant equivalent to $1.5 million USD to the Maria Sklodowska-Curie National Research Institute to fund a Phase 1b/2 clinical trial of Annamycin for the treatment of STS lung metastases. The grant-funded clinical trial will be led by Prof. Piotr Rutkowski, MD, PhD, Head of Department of Soft Tissue/Bone Sarcoma and Melanoma at the Maria Sklodowska-Curie National Research Institute of Oncology (MSCNRIO) in Warsaw, Poland, and it will be operated independently of our study in the US. The trial will have a dosing regimen of once per week rather than once every 21 days as in the US trial. This trial began dosing subjects in late 2022. To date, two subjects have been dosed in Cohort 1 (35 mg/m2) with no DLTs nor activity noted with recruitment continuing. In March of 2023, WPD assigned their rights and duties related to the grant-funded trial at MSCNRIO to us as part of WPD’s termination of their sublicense as described further below.

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

We believe our WP1066 Portfolio (including lead drug candidates WP1066 and WP1220), represents a novel class of agents capable of hitting multiple targets, including the activated form of a key oncogenic transcription factor, STAT3. A substantial body of published research has identified STAT3 as a master regulator of a wide range of tumors and has linked the activated form, p-STAT3, with the survival and progression of these tumors. For this reason, it is believed that targeted inhibition of p-STAT3 may be an effective way to reduce or eliminate the progression of these diseases. Since 2021, we have been working on developing an appropriate IV formulation for WP1066 or its analogs. As a result of these studies, we believe that the lead molecule WP1066 may be our best candidate for intravenous administration or additional oral avenues and efforts to identify and optimize the best strategy for delivery are currently underway. We also determined that the stability of WP1732, another molecule in the WP1066 Portfolio was less than satisfactory and, as such, in March 2021 we terminated our license for WP1732 with MD Anderson. We however retain an option to re-license WP1732 from MD Anderson in the future.

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

WP1066

WP1066 is our flagship Immune/Transcription Modulator. It has been the subject of over 50 peer-reviewed articles and its activity against p-STAT3 has now been validated in independent labs around the world. This discovery was inspired by a naturally occurring compound (caffeic acid) in propolis (from honeybees). Caffeic acid has shown a natural ability to inhibit p-STAT3, which is considered a master regulator of inflammatory processes that support tumor survival and proliferation.

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

Clinical Trials for the WP1066 Portfolio

At the 2019 annual meeting of the Society for Neuro Oncology (SNO), Emory University researchers reported encouraging activity in animals with their in vitro pediatric brain tumor models using WP1066. Based on these data, they filed and received clearance to proceed with an IND for a trial to treat children with recurrent or refractory malignant brain tumors with WP1066. This trial is being conducted at the Aflac Cancer & Blood Disorders Center at Children's Healthcare of Atlanta.

In February 2023, the Emory trial for pediatric brain tumors concluded treating three subjects in the three cohorts of the Phase 1 dose escalation portion of physician-sponsored clinical trial for the treatment of pediatric brain tumors with WP1066. The third cohort dosing was deemed safe at 8mg/kg. In that trial, one of the subjects in the first cohort with DIPG showed an apparent response to the treatment with both clinical improvement and radiologic reduction of tumor size. We caution that this is preliminary data, and no conclusions should be drawn from this single event. It is our belief that Emory will continue with its study of WP1066 into a Phase 2 program later this year.

WP1220

An analog of WP1066, referred to as WP1220, was previously the subject of an IND (WP1220 was referred to as “MOL4239” for purposes of this IND) related to use of the molecule in the topical treatment of psoriasis. Clinical trials were commenced on WP1220 in the US but were terminated early due to limited efficacy in the topical treatment of psoriatic plaques. Notwithstanding its limitations in treating psoriasis, our pre-clinical research in multiple CTCL cell lines has suggested that WP1220 may be effective in inhibiting CTCL. Based on these data, we are pursuing discussions with various pharmaceutical companies for further development of this molecule. CTCL is a potentially deadly form of skin cancer for which there are limited treatment options.

Clinical Activity WP1220

In August 2019, we completed full enrollment in a Phase 1b clinical trial in Poland to study WP1220 for the treatment of CTCL. Polish authorities approved our CTA for this use in January 2019, and the trial began enrolling subjects in March 2019. In February 2020, we announced the final data from our CTCL clinical trial of WP1220, which were published and presented by Dr. M. Sokolowska-Wojdylo in conjunction with the 4th Annual World Congress of Cutaneous Lymphomas in Barcelona, Spain on February 13, 2020. The final results supported the safety of topical WP1220 and demonstrated an improvement in the Composite Assessment of Index Lesion Severity (CAILS) score.

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

Of five subjects enrolled, eleven lesions were assessed according to the CAILS scoring system. The only related AE was mild contact dermatitis in one subject that the Investigator deemed was not related to the drug. Four of the five subjects improved in CAILS scores on index lesions, with one exhibiting stable disease, with a median reduction of 56% (range 25-94%). Three of the subjects exhibited a PR. Improvement was noted within seven days of treatment initiation and maintained 1 month after discontinuation. Of the eleven lesions, 45% exhibited a CR or a 50% or more reduction in CAILS and 55% exhibited stable disease with 100% showing a clinical benefit. Independent dermatologic review based on photographic documentation was conducted and corroborated these findings.

Although this was a small proof-of-concept clinical trial, WP1220, topically applied, had no safety issues and appeared to be effective in MF. We believe this is the first demonstration in humans suggesting that inhibition of p-STAT3 with topical therapy may have efficacy in CTCL. As a result of this, we continue to actively seek third-party collaborations to begin a Phase 2 trial with approximately sixty subjects.

Alternate Formulation for the WP1066 Portfolio

The topical application WP1220 does not appear to result in systemic exposure to the drug, which is desirable in the case of a topical drug targeting a dermatologic condition. WP1066, however, is currently administered orally, with an undesirable taste profile, with the intent of systemic uptake. Although preliminary data from physician-sponsored brain tumor trials indicate that the oral administration of WP1066 results in detectable levels of WP1066 in plasma, we believe our opportunity for successful development of a p-STAT3 inhibitor would be expanded if we were able to develop a compound capable of a different oral delivery or intravenous (IV) administration. In 2020, we began developing IV formulation methods for WP1066 that might address its lack of solubility. We also invested in research to identify molecular analogs that may be more soluble and, therefore, easier to develop for IV administration. Although we intend to continue our work toward a viable IV formulation of WP1066, there can be no assurance that this effort will be successful.

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

We believe this technology has the potential to target a wide variety of solid tumors, which eventually become resistant to all treatments, and thereby provide a large and important opportunity for novel drugs. Notwithstanding this potential, we are currently focused on the use of WP1122 and related analogs for the treatment of central nervous system malignancies and especially glioblastoma multiforme. Although less prevalent than some larger categories of solid tumors, cancers of the central nervous system are particularly aggressive and resistant to treatment. The prognosis for such patients can be particularly grim and the treatment options available to their physicians are among the most limited of any cancer. The American Cancer Society has estimated 24,810 new cases of brain and other nervous system cancers will occur in the United States in 2023, resulting in 18,990 deaths (https://www.cancer.org/latest-news/facts-and-figures-2023.html - as of January 2023). Despite the severity and poor prognosis of these tumors, there are few FDA-approved drugs on the market.

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

An early 2021 study in India of 2-DG in COVID-19 subjects was conducted by the Institute of Nuclear Medicine and Allied Sciences (INMAS), a lab of Defense Research and Development Organization (DRDO), in collaboration with Dr Reddy's Laboratories (DRL), Hyderabad, India. INMAS-DRDO scientists initiated a Phase 2 clinical trial on 2-DG in COVID-19 subjects in May 2020 during the first wave of the pandemic. This was followed by a Phase 3 study and an approval in May 2021, by Drugs Controller General India (DCGI) for emergency use of 2-DG as an adjunct therapy in subjects with moderate to severe COVID-19.

As per the interim available data, the Phase 2 trial reported a median time difference of 2.5 days to achieve normalization of specific vital signs parameters in the 2-DG arm when compared to Standard of Care (SoC). Subsequently, the Phase 3 trial was pursued which showed that a higher proportion of subjects improved symptomatically and became free from supplemental oxygen dependence in the 2-DG arm (42%) when compared to the SoC arm (31%) by the end of day three of treatment. ( Sahu KK, Kumar R. Role of 2-Deoxy-D-Glucose in COVID-19 disease: A potential game-changer. J Family Med Prim Care. 2021;10(10):3548-3552. Doi:10.4103/jfmpc.jfmpc_1338_21). Given that WP1122 is a prodrug of 2-DG designed to improve its circulation time and tissue/organ uptake, we consider this human data regarding 2-DG to be potentially relevant to the potential for WP1122 to be useful in treating COVID-19. The MHRA had access to this and other data in approving our CTA, as discussed below, and did not require an animal testing model.

Clinical Trial for COVID-19 with WP1122

On October 19, 2021, we announced that we received authorization from the MHRA to commence a Phase 1a clinical trial of WP1122 in the United Kingdom. The Phase 1a study in healthy human volunteers investigated the effects of a single ascending dose (SAD) and multiple days of ascending dosing (MAD) of WP1122 administered as an oral solution.

On October 14, 2022, we provided an update on the preliminary results from the second MAD cohort of our Phase 1a study of WP1122. This cohort consisted of an initial 4 subjects, who were scheduled to be dosed daily for 7 days with 64 mg/kg/day of WP1122 or placebo in the dose escalation trial evaluating the safety and PK of WP1122. In conjunction with the study SRC, we stopped the second MAD cohort when 2 subjects experienced non-serious adverse events that, although asymptomatic, met the stoppage criteria in the protocol. Although we considered the potential to open a third MAD cohort (2a) to dose subjects at a reduced dose level of 48mg/kg/day for 7 days, we subsequently determined that the primary objectives of this Phase 1a study had already been met by establishing a safe and tolerable dose and that continued testing with healthy volunteers would not be a wise use of resources.

In late October 2022, after further review of the data and in discussions with our clinical team, we determined that the maximum tolerated dose (MTD) for WP1122 is a daily cumulative dose of 32 mg/kg in two divided doses for seven days, and we concluded the Phase 1a study of WP1122. We believe this will advance future studies of WP1122 in antiviral and oncology indications.

With an IND active for WP1122 for the treatment of glioblastoma and a COVID-19 investigator sponsored trial in Brazil in the approval process, we have concluded that advancing WP1122 in these indications will occur only if external funds are available. With respect to the COVID-19 investigator led trial in Brazil, we doubt that this trial will occur due to the current epidemiology of COVID-19. We will begin to close out the Phase 1a study and generate the clinical study report.

Potential Clinical Trial for GBM with WP1122

On December 1, 2021, we announced that the FDA allowed our IND application to study WP1122 for the treatment of GBM to go forward. With this IND now cleared, we plan to seek a partner to conduct an externally funded Phase 1 open label, single arm, dose escalation study of the safety, pharmacokinetics and efficacy of oral WP1122 in adult subjects with GBM. Such a trial would enable parallel development of WP1122 as a cancer therapy. Consistent with our strategy of leveraging external funding for many of our clinical trials, we intend to seek opportunities for an investigator-initiated clinical trial of WP1122 in cancer patients going forward. There is no assurance that we will be successful in finding an investigator with access to externally sourced funds.

Additionally, we will rely on external collaborations for testing other molecules in the WP1122 portfolio against other hard to treat viruses such as HIV, Dengue fever, and Zika.

Overview of The Market for Our Oncology Drugs

The American Cancer Society (https://www.cancer.org/latest-news/facts-and-figures-2023.html - as of January 2023) estimates that cancer continues to be the second most common cause of death in the US, after heart disease. A total of 1.9 million new cancer cases and 609,820 deaths from cancer are expected to occur in the US in 2023, which is about 1,670 deaths a day. These statistics do not include either basal cell or squamous cell skin cancers because US cancer registries are not required to collect information on these cancers. These numbers also do not account for the effect the COVID-19 pandemic has likely had on cancer diagnoses and deaths because they are projections based on reported cases through 2019 and deaths through 2020.

Market for Annamycin

Per the American Cancer Society, digestive, reproductive, breast and respiratory cancers comprise most of expected cancer diagnoses in 2023, while cancers like leukemia and brain tumors are considered “rare diseases.” Leukemia in particular, can be divided into acute, chronic and other, with acute lymphoblastic leukemia (ALL) and acute myeloid leukemia (AML) comprising 26,920 of the estimated 59,610 new cases expected in the United States in 2023. The National Cancer Institute estimates that cancer-related direct medical costs in the US were $208.9 billion in 2020, which is likely an underestimate because it does not account for the growing cost of treatment; for example, the list price for many prescription medicines is now more than $100,000 annually.

Our lead drug candidate, Annamycin, is in a class of drugs referred to as anthracyclines, which are chemotherapy drugs designed to destroy the DNA of targeted cancer cells. The approved anthracyclines most commonly used are daunorubicin and doxorubicin and, prior to the expansion of their generic equivalents, annual revenues generated from anthracyclines have been estimated to approximate $1 billion. Acute leukemia is one of a number of cancers that are treated with anthracyclines. One industry report estimates that annual drug revenues generated from the demand for AML-related therapies in the United States, United Kingdom, France, Germany, Italy and Spain were in the range of $153 million in 2016, and it is estimated that this number is increasing with the increase in approved AML treatments – estimated to rise to $1.6 billion by 2025. Of this worldwide amount, The US market is estimated to comprise the largest share.

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

Palliative care or focus on overall survival versus curative treatment has become the focus for patients not suitable for traditional chemotherapy. AbbVie’s Venclexta is approved by the FDA in combination with a hypomethylating agent (azacitidine or decitabine) or low-dose AraC (LDAC) for the treatment of newly diagnosed AML in patients who are 75 years of age or older, or for those ineligible for intensive induction chemotherapy due to co-existing medical conditions. While a confirmatory Phase 3 trial (VIALE-C) evaluating Venclexta + LDAC failed to meet an OS endpoint, a larger confirmatory trial evaluating Venclexta + azacitidine demonstrated a survival advantage (15 months vs 10 months) and supported regulatory approvals in the EU (May 2021) and Japan (March 2021).

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

The lungs are the most frequent site of metastasis from soft-tissue sarcomas. It has been estimated that as high as approximately 50% of the STS cases develop lung metastases. Effective systemic therapies for metastatic STS are currently limited; when possible, surgical removal of the lung metastases (known as pulmonary metastatectomy, PM) is the preferred treatment. However, guidelines for the performance of PM for STS do not exist and decisions to operate are often made on an individual basis (American Association for Thoracic Surgery (AATS). (2016, May 16). Increasing survival in soft tissue sarcoma patients with lung metastases undergoing resection. ScienceDaily. Retrieved March 3, 2023 from www.sciencedaily.com/releases/2016/05/160516181330.htm). Metastatectomy and/or chemotherapy are the most common treatments offered to patients with metastatic sarcoma. Pulmonary metastatectomy, either video-assisted or through a formal thoracotomy, has been shown to increase overall survival in select populations of both osseous and soft tissue sarcoma patients. The market is expected to grow as a result of factors like an increase in the patient pool.

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

Per the American Cancer Society, in 2023, an estimated 64,050 new cases of pancreatic cancer will be diagnosed in the US and 50,550 people will die from the disease. While pancreatic cancer only accounts for 3.3% of all cancer diagnoses, it has the highest mortality rate of all cancers and is the third leading cause of cancer-related deaths in the US, behind lung and colon cancer. The most effective treatment for pancreatic cancer is surgery, but fewer than 20% of cases are eligible for a surgical approach. The 80% of non-resectable pancreatic cancers are typically treated with chemotherapy and other pharmacotherapies. Global sales of drugs used for the treatment of pancreatic cancer, including Abraxane, Lynparza and Tarceva, exceeded $3 billion in 2020, though this figure includes sales for treatment of other cancers as well. Abraxane will become generic in 2023 which should impact this number. There is a tremendous amount of clinical development activity in pancreatic cancer, with 551 trials ongoing, of which 32 were late-stage.

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

We believe there is a significant unmet need for an effective treatment for DIPG. While chemotherapy trials of over 200 drugs have not shown any impact on the disease, a DIPG subject in the first cohort of the Emory University study of WP1066 responded to treatment with both a radiologic reduction in tumor size and a clinical improvement in symptoms. While this is only an “n” of one, we believe the response is important and encouraging, especially since we believe this was a subtherapeutic dose level. In December 2020, we announced that the FDA had approved our request for a "Rare Pediatric Disease" designation for our drug candidate WP1066. The designation may entitle us to receive a transferrable Priority Review Voucher upon approval of an NDA for one of three indications, including DIPG, medulloblastoma and atypical teratoid rhabdoid tumor. We believe that the early activity we are seeing in WP1066 is both surprising and encouraging. The approval of these three Rare Pediatric Disease designations is a reminder of just how important our efforts are to potentially help children with brain tumors. These vouchers are issued upon drug approval of the rare disease indication from the FDA and once issued, can be transferred to other drug developers. PRVs have historically had significant value and management believes have a value up to $100 million or more.

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

Our License Agreements

Sponsored Research and License Agreements with MD Anderson

We have licensed all of our technology from MD Anderson, and we also sponsor research there as well. Under license agreements associated with Annamycin, the WP1122 Portfolio, and the WP1066 Portfolio, we are responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees, prior to the first sale of a licensed product, can be as high as $0.1 million depending upon the anniversary. Milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $0.5 million. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $0.6 million. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $0.3 million for the years ended December 31, 2022 and 2021, respectively. For more information about our license agreements, see Footnote 8 - Commitments and Contingencies included in our Consolidated Financial Statements set forth in this report.

We have a sponsored research agreement with MD Anderson that currently runs until the end of December 2024. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. The expenses recognized under the agreements, mainly related to MD Anderson, were $1.1 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

WPD Licensing Agreement

Since February 2019, we were party to a sublicense agreement with WPD Pharmaceuticals (WPD), pursuant to which we sublicensed to WPD certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio (as amended, the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, our founder. Under the WPD Agreement, we granted WPD a royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in the countries of Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland (licensed territories).

In March 2023, we and WPD agreed to terminate the WPD Agreement. Pursuant to the termination, we agreed to pay WPD (or its designees) $700,000 in cash and shares of our common stock valued at $800,000. In connection with the termination, WPD agreed to assign all of its rights and obligations to us related to the Phase 1b/2 clinical trial of Annamycin for the treatment of STS lung metastases being conducted at Maria Sklodowska-Curie National Research Institute.

With the termination of the WPD Agreement, we now hold the worldwide rights to all of our licensed intellectual property, other than the rights related to non-human animals.

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

A number of attempts have been made or are under way to provide an improved treatment for AML. Celator Pharmaceuticals reported Phase III clinical trial results for a new combined formulation of cytarabine and daunorubicin (commonly used induction therapy drugs) they call Vyxeos. This new liposome formulation provides a 5:1 ratio of cytarabine and daunorubicin in each of three injections. When compared with patients receiving 7 injections of cytarabine and 3 injections of daunorubicin (traditional 7+3 induction therapy), patients receiving Vyxeos achieved an average increase in overall survival of approximately 3.5 months (9.5 months compared with 6 months). Despite this extension of overall survival, Vyxeos did not reduce the toxic side effects of daunorubicin (including cardiotoxicity) and it failed to qualify a majority of patients for curative bone marrow transplant. With these results, Jazz Pharmaceuticals acquired Celator in 2016 and obtained FDA approval. More recently, a new drug called Venetoclax, has been approved for the treatment of AML, targeting patients over 75 years of age or not suitable for typical chemotherapy. We believe that such treatment is focused on overall survival and not complete remission or bridge to transplant.

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

In the United States, the FDA regulates pharmaceutical products such as our product candidates under the Federal Food, Drug, and Cosmetic Act and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. Obtaining regulatory approvals and complying with post-approval requirements generally is expensive, labor-intensive and time-consuming. Failure to comply with the applicable requirements may subject an applicant to administrative or judicial enforcement action, which could include refusal to permit clinical trials to be conducted, refusal to approve an application, withdrawal of an approval, issuance of a warning letter, product recall, product seizure, suspension of production or distribution, fines, refusals of government contracts, and restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

IND Application. Clinical trials involve the administration of the product candidate to healthy volunteers or subjects with the targeted disease under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol for trials conducted in the US must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with FDA’s good clinical practice, or GCP, regulations, which are intended to safeguard study subjects and support the validity of the resultant data. Further, each clinical trial must be reviewed and approved by an independent institutional review board (IRB) at, or servicing, each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and for determining that the risks to study participants are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that each study subject (or his or her legal representative) must sign, and is responsible for monitoring the conduct of the study until completed.

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

Regulatory Exclusivities. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the US. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation (ODD) for the product for that use. The benefits of ODD include research and development tax credits and exemption from user fees, including the significant application fee otherwise required with submission of an NDA. A drug that is approved for an indication that is within the product’s orphan drug designation is granted seven years of orphan drug exclusivity (ODE). During that period, the FDA generally may not approve any other application for product with the same active moiety for the same use, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with orphan drug exclusivity. A court decision in 2021 broadened the scope of ODE, but the ultimate impact of that decision is yet to be determined, as FDA has stated that it does not intend to apply the court decision to other products, and will instead continue to apply the narrower scope that has long been the agency’s approach.

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

Employees

As of December 31, 2022 our workforce consisted of nineteen full and part-time employees devoting more than 20 hours per week, in the US. We leverage our work force with other service providers and contractors worldwide, working in a primarily virtual environment, even prior to the COVID-19 pandemic. Our workforce contained fifteen full-time employees and four part-time employees.

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

•

We are conducting important clinical trials in the US and Europe, and studies for additional countries in which to perform preclinical studies and clinical trials and the risks associated with conducting research and clinical trials abroad could materially adversely affect our business.

•

There are limited suppliers for active pharmaceutical ingredients (API) used in in our drug candidates and we utilize a single source for such API for certain of our drug candidates. Problems with the third parties that manufacture the API used in our drug candidates may delay our clinical trials or subject us to liability.

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

•	Any of our product candidates, if approved, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

Risks Related to Our Intellectual Property

•	The composition of matter patent for Annamycin has expired, and other patents have not yet been issued, and may not be issued.
•	The intellectual property rights we have licensed from MD Anderson are subject to the rights of the US government.
•	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
•	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
•	If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.
•

If we breach any of the agreements under which we license patent rights or if we fail to meet certain development deadlines, pay certain fees including extension fees or exercise certain rights to technology, we could lose or fail to obtain license rights that are important to our business.

•	We will not be able to protect our intellectual property rights throughout the world.

Risks Relating to Our Business and Financial Condition

•	We will require additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
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

•	Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
•	We depend on our information technology and infrastructure so compromises could materially harm our ability to conduct business or delay our financial reporting.
•	We may be required to make significant payments under our license agreements with MD Anderson.
•

New tax laws or regulations that are enacted or existing tax laws and regulations that are interpreted, modified, or applied adversely to us or our customers may have a material adverse effect on our business and financial condition.

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

We are conducting important clinical trials in the US and Europe, and studies for additional countries in which to perform preclinical studies and clinical trials and the risks associated with conducting research and clinical trials abroad could materially adversely affect our business.

We have approved Clinical Trial Authorizations in Poland and Italy. Additionally, we are performing studies to determine if there are additional countries in which we should hold clinical and preclinical studies. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

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

There are limited suppliers for active pharmaceutical ingredients (API) used in in our drug candidates and we utilize a single source for such API for certain of our drug candidates. Problems with the third parties that manufacture the API used in our drug candidates may delay our clinical trials or subject us to liability.

We do not currently own or operate manufacturing facilities for clinical or commercial production of the API used in any of our product candidates. We have no experience in API manufacturing, and we lack the resources and the capability to manufacture any of the APIs used in our product candidates, on either a clinical or commercial scale. As a result, we rely on third parties to supply the API used in each of our product candidates. For our lead product candidate, Annamycin, we currently utilize a single source to manufacture API, and if we were to lose this supplier, it could cause delays while we located a new supplier. We expect to continue to depend on third parties to supply the API for our current and future product candidates and to supply the API in commercial quantities. We are ultimately responsible for confirming that the APIs used in our product candidates are manufactured in accordance with applicable regulations.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•

reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality assurance. We do not have control over third party manufacturers’ compliance with these regulations and standards, but we may ultimately be responsible for any of their failures;

•	delays as a result of manufacturing problems or re-prioritization of projects at a third-party manufacturer;

•	our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and commercial needs, if any;

•	termination or non-renewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how or infringement of third-party intellectual property rights by our contract manufacturers; and

•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

•	clinical sites dropping out of a clinical trial;

•	time required to add new clinical sites;

•

negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•	serious and unexpected drug-related side effects experienced by subjects in our clinical trials or by individuals using drugs similar to our product candidates;

•	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in or inability to enroll research subjects in sufficient numbers or at the expected rate;

•	high drop-out rates and high fail rates of research subjects;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or foreign regulatory authorities;

•	delays or failures in obtaining required IRB approval;

•

inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

failure to comply with GLP, GCP, cGMP or similar foreign regulatory requirements that affect the conduct of pre-clinical and clinical studies and the manufacturing of product candidates;

•	greater than anticipated clinical trial costs;

•	poor efficacy of our product candidates during clinical trials;

•	requests by regulatory authorities for additional data or clinical trials;

•	governmental or regulatory agency assessments of pre-clinical or clinical testing that differ from our interpretations or conclusions;

•	governmental or regulatory delays, or changes in approval policies or regulations; or

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or vendor.

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

•	delays or failures in reaching acceptable clinical trial agreement terms with CROs or clinical trial sites;

•	delays or inability to attract clinical investigators for trials;
•	clinical sites dropping out of a clinical trial;
•	time required to add new clinical sites;

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

We may not be able to identify, recruit and enroll a sufficient number of subjects, or those with required or desired characteristics to achieve diversity in a clinical trial, or complete our clinical trials in a timely manner. Subject enrollment is affected by a variety factors including, among others:

•	severity of the disease under investigation;
•	design of the trial protocol and size of the patient population required for analysis of the trial’s primary endpoints;
•	size of the patient population;
•	eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate being tested;
•	willingness or availability of subjects to participate in our clinical trials (including due to the COVID-19 pandemic);
•	proximity and availability of clinical trial sites for prospective subjects;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	availability of competing vaccines and/or therapies and related clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	our ability to obtain and maintain subject consents;
•	the risk that subjects enrolled in clinical trials will drop out of the trials before completion;
•	subject referral practices of physicians; and
•	ability to monitor subjects adequately during and after treatment.

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

Our drug product candidate, WP1066, has been in two physician-sponsored Phase 1 clinical trials, one for adult GBM and another for pediatric brain tumors. Our drug product candidate, Annamycin, is currently in a physician-sponsored Phase 1b/2 clinical trial in Poland for the treatment of STS lung metastases. These physician-sponsored trials are an important part of our clinical development plan. Although we provide drug product and other minor supporting activities for these clinical trials, we are not otherwise directly involved in these physician-sponsored trials. As such, we are dependent on the institutions conducting the trials to proceed with such trials on a timely basis, and we have encountered unforeseen delays in our physician-sponsored trials. For example, in the first quarter of 2021, we were notified that the physician sponsoring our WP1066 trial in adult GBM was leaving MD Anderson and MD Anderson terminated that trial. While we are making arrangements to continue this research in additional physician-sponsored trials, research on WP1066 in adult GBM has been delayed. We can provide no assurance that we will not encounter future delays with our physician-sponsored trials.

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

We are currently utilizing contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of drug product candidates for our clinical trials. Additionally, even if our product candidates receive marketing authorization from the FDA, we do not intend to manufacture the approved pharmaceutical products. We do not currently have agreements for the commercial manufacture of Annamycin or any of our other product candidates and we may not be able to reach agreements with these or other contract manufacturers for sufficient commercial supplies of Annamycin if it is approved. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of US and non-US regulators for the manufacture of our products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s cGMP requirements, and other requirements of any governmental agency whose jurisdiction to which we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls or other negative actions. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates, including:

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

Any of our product candidates, if approved, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The success of our product candidates, if approved, will depend upon, among other things, their acceptance by physicians, patients, third-party payors, and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If any of our product candidates do not achieve and maintain an adequate level of acceptance, we may not generate material revenues from sales of these products. The degree of market acceptance of our products will depend on a number of factors, including: our ability to provide acceptable evidence of safety and efficacy; the prevalence and severity of any side effects; availability, relative cost and relative efficacy of alternative and competing treatments; the ability to offer our products for sale at competitive prices; our ability to continuously supply the market without interruption; the relative convenience and ease of administration; the willingness of the target patient population to try new products and of physicians to prescribe these products; the strength of marketing and distribution support; publicity concerning our products or competing products and treatments; and the sufficiency of coverage or reimbursement by third parties.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the Inflation Reduction Act of 2022 imposes inflation rebates on drug manufacturers for certain products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. The Biden administration continues to direct the Department of Health and Human Services to consider new healthcare payment and delivery models that would lower drug costs and promote access to innovative therapies for beneficiaries enrolled in the Medicare and Medicaid programs. We cannot predict how, or to what extent, the Biden administration’s drug pricing policies will affect our products.

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

We have used and we intend to use our current cash resources and the proceeds from any possible future offerings, to, among other uses, advance Annamycin, WP1122 and WP1066 for certain indications through clinical development, advancing the remainder of the existing portfolio through preclinical studies and into INDs or their equivalent, and sponsoring research at MD Anderson and HPI. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Annamycin and WP1066. If the FDA or its EU equivalent requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential approval of Annamycin would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Annamycin will not increase.

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

Some of these factors are outside of our control. Our existing capital resources are not sufficient to enable us to complete the development and commercialization of our product candidates, or to initiate any clinical trials or additional development work needed for any other drug candidates. Accordingly, we will need to raise additional funds in the future.

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

We are a clinical stage pharmaceutical company with a limited operating history. Our operations to date have been limited to acquiring our technology portfolio, preparing several drugs for authorization to conduct clinical trials and conducting Phase 1 and 2 clinical trials. We have yet to receive regulatory approvals for any of our drug candidates. Additionally, we have a limited amount of drug supply and the amount of drug required may depend upon subject response and the need for additional, unplanned treatments, making it difficult to predict the total amount of drug required.

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

In 2022, we filed an IND with the US Food and Drug Administration (FDA) that then went into effect, allowing us to proceed with a clinical trial using WP1122 for the treatment of GBM. This may lead to an oncology investigator-initiated trial (IIT). Additionally, an investigator filed independently a clinical trial application (CTA) in Brazil in 2022 to study WP1122 for the treatment of moderate to severe COVID-19. Based on current COVID-19 epidemiology, we do not expect this externally funded trial to be conducted. Our ability to successfully commence a Phase 2 COVID-19 clinical trial will depend on our ability to find a location with a sufficient and certain patient population at the time we would commence such a trial. As the level of incidence of COVID-19 in various countries has recently been volatile and unpredictable, we may not be able to commence and successfully recruit subjects for an affordable Phase 2 clinical trial on a timely basis, or at all.

We have in the past completed related party transactions that were not conducted on an arm’s length basis.

Prior to our IPO, we acquired (i) the rights to the license agreement with MD Anderson covering our WP1122 Portfolio held by IntertechBio Corporation, a company affiliated with certain members of our management and board of directors, and (ii) the rights to all data related to the development of Annamycin held by AnnaMed, Inc., a company affiliated with certain members of our management and board of directors. In addition, prior to our IPO, Moleculin, LLC merged with and into our company. Moleculin, LLC was affiliated with certain members of our management and board of directors. Prior to our IPO, we, on Moleculin, LLC’s behalf, entered into an agreement with HPI whereby HPI agreed to terminate its option to sublicense certain rights to the WP1066 Portfolio and entered into a co-development agreement with us. Our co-founder, Dr. Waldemar Priebe, and a member of our management are shareholders of HPI. In addition, in February 2019, we entered into sublicense agreements with WPD Pharmaceuticals, Inc., (which was terminated in March 2023) and Animal Lifesciences, LLC. Dr. Priebe is affiliated with both WPD Pharmaceuticals, Inc. and Animal Lifesciences, LLC.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. For the year ended December 31, 2022, we incurred a net loss of $29.0 million. We had an accumulated deficit of $101.8 million as of December 31, 2022.

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

As a result of the accounting for our acquisition of Moleculin, LLC and the agreement we, on Moleculin, LLC’s behalf, entered into with Houston Pharmaceuticals, Inc., we have carried on our balance sheet within intangible assets in-process research and development (IPR&D) of $11.1 million as of December 31, 2022. Intangibles are evaluated quarterly and are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively our company taken as a whole, might exceed its fair value.

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

EU Member States, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. For example, the collection and use of personal health data in the EU is governed by the provisions of the EU Data Protection Directive, which was replaced by the General Data Protection Regulation (GDPR) in 2016 (Directive). The Directive and the national implementing legislation of the EU Member States impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. Data protection authorities from the different E.U. Member States may interpret the Directive and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU.

Guidance on implementation and compliance practices are often updated or otherwise revised. For example, the Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, that are not considered by the European Commission to provide an adequate level of data protection. These countries include the United States.

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

Since our IPO in June 2016, our stock price has ranged from a high of $57.48 to a low of $0.82 (taking into account the one-for-six reverse stock split completed January 29, 2021), and the market price of our common stock is likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

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

As of December 31, 2022, we had warrants and options outstanding to purchase an aggregate of 5,578,147 shares of common stock at an average exercise price of $7.17 per share (taking into account the reverse stock split completed January 29, 2021). To the extent any of these options or warrants are exercised and any additional options or warrants are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

As a biotechnology company, we are at increased risk of securities class action litigation.

Biotechnology companies have experienced greater than average stock price volatility in recent years, and our common stock price has been particularly volatile ranging from a high of $57.48 to a low of $0.82 (taking into account the one-for-six reverse stock split completed January 29, 2021). These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of management would be diverted from the operation of our business.

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

The global financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets, energy prices, and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets, energy prices, and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. We currently source the API for our lead product candidate, Annamycin, from a supplier in Europe and increased energy prices in the region may result in increased costs to us for such API. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to operate. On March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank, or SVB. We have no exposure to SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

In June 2022, we entered into a Second Amendment to our Lab Lease Agreement. The term of the Lease will continue through September 30, 2027, with no further right or option to renew. We are required to remit base monthly rent which will increase at an average approximate rate of 3% each year. The Lab Lease is classified as an operating lease. In August 2019, we entered into a sublease (which was extended in 2022 in connection with the lease extension) with Houston Pharmaceuticals, Inc. (HPI), which is affiliated with Dr. Priebe. We granted HPI access to all of the Lab Lease space and HPI has agreed to pay us 50% of the rent payable under the Lab Lease less 50% of any benefits from any sublease or other lab service agreement we may receive from the Lab Lease. Although HPI has access to the space, it is the intent of the parties that they equally share the Lab Lease space for research purposes. We believe our facilities, as expanded, will be sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

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

Holders

As of March 14, 2022, there were approximately 136 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings or in a Form 8-K filing. We did not issue any equity securities during the fourth quarter of 2022 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2022.

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

Our Business

We are a clinical stage pharmaceutical company with a growing pipeline, including Phase 2 clinical programs for hard-to-treat cancers and viruses. We have three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial1, based substantially on discoveries made at and licensed from MD Anderson Cancer Center (MD Anderson) in Houston, Texas. Three of our six drug candidates have shown human activity in clinical trials and are currently in Phase 1b/2 or Phase 2 clinical trials. Since our inception, our drugs have been in, are currently in, or have received approval to proceed in eleven clinical trials.

Our Core Technologies

Our core technologies consist of the following:

a) Annamycin or L-Annamycin is a “next generation” anthracycline designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and has shown no cardiotoxicity2 in subjects treated in clinical trials to date. Furthermore, we have demonstrated safe dosing beyond the dose limitations imposed by regulatory authorities upon currently prescribed anthracyclines due to their inherent cardiotoxicity;

b) our WP1066 Portfolio, which includes WP1066 and WP1220, two of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription) among other transcription factors associated with tumor activity, while also stimulating a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs); and

c) our WP1122 Portfolio, which contains compounds (including WP1122, WP1096, and WP1097) designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells, as well as viruses that depend upon glycolysis and glycosylation to infect and replicate.

Our Focus

We are focused on internally funded (“internally” and “externally” funded trials are defined in the Funding Strategy section below) development of:

1) Annamycin for the treatment of Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases or STS lung mets)

2) Annamycin in combination with Cytarabine (also known as Ara-C, the combination with Annamycin of which is referred to as AnnAraC) for the treatment of Relapsed or Refractory Acute Myeloid Leukemia (R/R AML or AML).

3) Developing a better delivery mechanism for WP1066 to further support current and possibly future externally funded oncology clinical trials.

We have also recently established a Recommended Phase 2 Dose (RP2D) for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through several externally funded clinical trials with the potential for others in the near-term.

1 Subject to publishing final Clinical Study Report

Our Clinical Trials

In the US and Europe, we or external investigators have approved, are currently conducting or have completed eleven internally or externally funded clinical trials for four of our drug candidates – Annamycin, WP1066, WP1220, and WP1122 since inception. All clinical trials are or were in the Phase 1 or 2 stage. During 2021, we had four active clinical trials evaluating either Annamycin or WP1066 in the US and Europe. This increased to six active or just completed trials in 2022 involving Annamycin, WP1066, and WP1122. In 2021 and 2022, there were five “right-to-try” (or their foreign equivalent) uses of Annamycin and WP1066. Three of the six clinical trials active in 2022 are internally funded trials of Annamycin and one is an internally funded Phase 1 clinical trial for WP1122 setting a RP2D.

Moving into 2023, we are actively recruiting in three clinical trials in a Phase 1b/2 or Phase 2 stage and have recently concluded one trial. These three currently active clinical trials are open label so we expect to be able to announce what human activity is being demonstrated in these trials during 2023. In February 2023, the externally funded Phase 1 clinical trial with WP1066 or the treatment of pediatric brain tumors concluded. We expect to have up to three externally funded Phase 1b/2 clinical trial for WP1066 in the treatment of GBM and other brain tumors in 2023.

During 2022, we or external investigators filed applications or began recruiting for five internally or externally funded clinical trials in the US and Europe.

•	Annamycin - The clinical trial application (CTA) in Poland for a Phase 1b/2 trial of Annamycin in combination with Cytarabine or AnnAraC for the treatment of AML was allowed in 2022. This trial was later approved to expand into Italy in 2022 and dosing subjects began there in March 2023. With preclinical data in mice demonstrating a 68% improvement in activity in AML with AnnAraC over Annamycin alone combined with the human activity demonstrated in the highest dosing cohort in the single agent AML clinical trial, we concluded our single agent Annamycin clinical trial treating AML and focused on this combination trial.
•	Annamycin - An investigator sponsored trial (externally funded) was initiated in Poland in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung mets. This trial began administering drug to subjects in late 2022.
•	WP1066 - In 2022, an investigational new drug (IND) application we filed in the US for a Phase 1 clinical trial studying WP1066 for treating glioblastoma multiforme (GBM) in adults went into effect. Consistent with our strategy of leveraging external funding for many of our clinical trials, we intend to seek to capitalize on external funding with opportunities for an investigator-initiated clinical trial in adult cancer patients in 2023. We supplied drug product to an externally funded pediatric brain tumor trial with WP1066 up to its conclusion in February 2023.
•	WP1122 - Our Phase 1a clinical trial of WP1122 in the United Kingdom for the treatment of COVID-19 for which we later received the appropriate authorization to proceed. This trial began recruiting in 2022, and we completed the trial in late 2022, establishing an RP2D. We are in the process of completing this trial - locking the database and finalizing a clinical study report (CSR). This RP2D will possibly aid in future externally funded trials for the treatment of certain viruses and cancers as we look for investigator led studies.
•	WP1122 - In 2022, we filed an IND with the FDA that then went into effect, allowing us to proceed with a clinical trial using WP1122 for the treatment of GBM. This may lead to an oncology investigator-initiated trial (IIT). Additionally, an investigator filed independently a CTA in Brazil in 2022 to study WP1122 for the treatment of moderate to severe COVID-19. Based on current COVID-19 epidemiology, we do not expect this externally funded trial to be conducted.

Additionally, we are in discussions with research institutions in the US, Asia, and South America regarding possible externally funded trials or programs involving WP1066 and WP1122.

In terms of developing preclinical data, we have our own lab and consultants with our employees conducting research and, we sponsor research at MD Anderson to expand the science of our core technologies and possible combinations with other approved drugs. We have an National Institutes of Health or NIH funded preclinical study with WP1096 (from the WP1122 portfolio) for the treatment of the Tacaribe Arenavirus.

Moleculin Biotech, Inc.

Results of Operations for the Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

The following table is data derived from the Consolidated Statement of Operations (in thousands) and the discussions that follow are in approximate amounts:

	Year ended December 31,
	2022	2021
Revenue	$—	$—
Operating expenses:
Research and development	18,968	14,418
General and administrative	11,542	8,386
Depreciation and amortization	130	164
Total operating expense	30,640	22,968
Loss from operations	(30,640)	(22,968)
Other income:
Gain from change in fair value of warrant liability	1,335	6,728
Other income, net	40	40
Interest income, net	240	306
Net loss	$(29,025)	$(15,894)

Research and Development Expense

Research and development (R&D) expense was $19.0 million and $14.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in R&D of $4.6 million is mainly related to increased clinical trial activity, as described above, and costs related to manufacturing of additional drug product.

2 In discussions of “no cardiotoxicity” of Annamycin, management’s beliefs are based on an expert’s opinion based their review of certain clinical trial subject data including LVEF, ECHO strain analyses, and cardiac biomarkers – troponin’s I & T

General and Administrative Expense

General and administrative (G&A) expense was $11.5 million and $8.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in G&A of $3.1 million was mainly attributable to an increase in regulatory and legal services, and consulting & advisory fees.

Gain from Change in Fair Value of Warrant Liability

We recorded a gain of $1.3 million during the year ended December 31, 2022 as compared to a gain of $6.7 million, during the year ended December 31, 2021, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue certain of the warrants at the time of each warrant exercise and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. Generally, a gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Net Loss

The net loss for the year ended December 31, 2022 was $29.0 million, which included non-cash gains of $1.3 million on warrants in 2022 as compared to $6.7 million in the prior year and approximately$2.3 million of stock-based compensation expense in 2022 as compared to $2.4 million in 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $43.1 million and prepaid expenses and other current assets of $2.5 million. We also had $2.1 million of accounts payable and $2.7 million of accrued expenses and other current liabilities. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our preclinical activities and our clinical trials. For the years ended December 31, 2022 and 2021, we used approximately $27.6 million and $19.0 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The increased cash outflows in 2022 was primarily due to payments for increased clinical trial activity, costs related to manufacturing of additional drug product, and increased consulting, legal, and advisory fees. For the year ended December 31, 2022, there were no net proceeds from financing activities. In 2021, approximately $74.7 million was raised predominately through the sale of shares of common stock and the exercise of warrants. Cash used in investing activities for the year ended December 31, 2022 was approximately$0.1 million.

We believe that our cash resources as of December 31, 2022, will be sufficient to meet our projected operating requirements into the third quarter of 2024. Such projections are subject to changes in our internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity. We anticipate incurring operating losses for the next several years as we support the preclinical and clinical activities necessary to prepare our drug candidates for successful out licensing, including our efforts to expand our technologies. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, there is no assurance that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. During the year ended December 31, 2022, we have expensed approximately $2.4 million in related legal fees and expenses. We estimate that potentially an additional $1 million in legal costs will be incurred in 2023 in connection with our response to this subpoena.

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

ATM Agreements

In June 2021, we entered into an At Market Issuance Sales Agreement (2021 ATM Agreement) with Oppenheimer & Co. Inc. Pursuant to the terms of the 2021 ATM Agreement, we may offer and sell, from time to time through Oppenheimer shares of our common stock with an aggregate sales price of up to $50.0 million. As of the date of this report, there have been no issuances under the 2021 ATM Agreement. The Company terminated the 2021 ATM Agreement on February 3, 2023.

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

The following table sets forth the primary sources and uses of cash for the years indicated (in thousands):

	For the Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(27,639)	$(18,951)
Net cash used in investing activities	(67)	(19)
Net cash provided by (used in) financing activities	(23)	74,724
Effect of exchange rate changes on cash and cash equivalents	(29)	(24)
Net change in cash and cash equivalents	$(27,758)	$55,730

As of December 31, 2022, there was $0.3 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Net cash used in operating activities was$27.6 million for the year ended December 31, 2022 compared to $19.0 million for the year ended December 31, 2021. This increase in use of cash for operations was mainly due to payments for increased clinical trial activity, costs related to manufacturing of additional drug product, and increased consulting, legal and advisory fees. These are all a reflection of the ongoing clinical and pre-clinical activity and the associated increase in G&A support for our three core drug technologies.

Cash used in investing activities

Net cash used in investing activities was de minimis for the years ended December 31, 2022 and December 31, 2021, respectively.

Cash provided by financing activities

Net cash provided by financing activities was de minimis for the year ended December 31, 2022 compared to the prior period of $74.7 million. Net cash provided by financing in 2021 consisted primarily of $74.6 million net proceeds from the issuance of common stock, and $0.1 million net proceeds from the exercise of warrants.

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

Components of our Results of Operations, Net Loss and Financial Condition

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

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation on our property and equipment. We depreciate our assets over their estimated useful life. We estimate leasehold improvements to have a estimated useful life over the term of the lease or the estimated useful life, whichever is shorter; computer equipment to have a 2-year life; software to have a 3-year life, machinery and equipment to have a 2 to 5 year life and furniture and office equipment to have a 2 to 7 year life.

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

Our financial assets and liabilities recorded at fair value on a recurring basis include the fair value of our warrant liability discussed below. The fair value of this warrant liability associated with the February 2017, February 2018, June 2018, March 2019, April 2019, and February 2020 Offerings (Offerings) are included in long-term liabilities on the accompanying financial statements as of December 31, 2022 and 2021 respectively.

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

Management concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are a "non-accelerated filer."

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

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

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to exhibit 3.1 of the Form S-1/A filed March 21, 2016)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed May 24, 2019)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed January 29, 2021)

3.4	Amended and Restated Bylaws of Moleculin Biotech., Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed December 17, 2021)

4.1	Form of Series A/B/C Warrant Agreement issued in February 2017 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 9, 2017)

4.2	Form of Warrant Agreement issued in February 2018 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 16, 2018)

4.3	Form of Warrant Agreement issued in June 2018 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed June 21, 2018)

4.4	Form of Warrant Agreement issued in March 2019 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed March 28, 2019)

4.5	Form of Underwriter Warrant Agreement issued in March 2019 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed March 28, 2019)

4.6	Form of Warrant Agreement issued in April 2019 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed April 24, 2019)

4.7	Form of Placement Agent Warrant Agreement issued in April 2019 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed April 24, 2019)

4.8	Form of Warrant Agreement issued in February 2020 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 6, 2020)

4.9	Form of Placement Agent Warrant Agreement issued in February 2020 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed February 6, 2020)

4.10	Description of Registrant's Securities (incorporated by reference to Exhibit 4.10 of the Form 10-K filed March 24, 2022)

10.1 **	Moleculin Biotech, Inc. Amended and Restated 2015 Stock Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 21, 2021)

10.2	Rights Transfer Agreement between Moleculin Biotech, Inc. and AnnaMed, Inc. (incorporated by reference to exhibit 10.2 of the Form S-1/A filed March 21, 2016)

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

10.7	Rights Transfer Agreement dated between Moleculin Biotech, Inc. and IntertechBio Corporation dated August 11, 2015 (incorporated by reference to exhibit 10.10 of the Form S-1/A filed March 21, 2016)

10.8	Agreement and Plan of Merger between Moleculin Biotech, Inc. and Moleculin, LLC (incorporated by reference to exhibit 10.11 of the Form S-1/A filed March 21, 2016)

10.9

Technology Rights and Development License Agreement to be entered into by Moleculin Biotech, Inc. and Houston Pharmaceuticals, Inc. (incorporated by reference to exhibit 10.13 of the Form S-1/A filed April 15, 2016)

10.10 **	Employment Agreement between Moleculin Biotech, Inc. and Jonathan P. Foster dated August 19, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed August 25, 2016)

10.11 **	Executive Employment Agreement between Moleculin Biotech, Inc. and Walter Klemp dated October 13, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 13, 2016)

10.12	Lease Agreement for 5300 Memorial (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed May 14, 2018)

10.13 †

Patent And Technology License Agreement dated February 12, 2018 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed May 14, 2018)

10.14	Sublicense Agreement dated as of February 19, 2019 entered into between the Company and Animal Life Sciences, LLC (incorporated by reference to Exhibit 10.22 of the Form 10-K filed February 21, 2019)

10.15	Consulting Agreement, dated March 16, 2020, entered into between the Company and Houston Pharmaceuticals, Inc. (HPI) (incorporated by reference to Exhibit 10.24 of the Form 10-K filed March 19, 2020)

10.16	Equipment Lab Letter, dated March 16, 2020, entered into between the Company and Houston Pharmaceuticals, Inc. (HPI) (incorporated by reference to Exhibit 10.25 of the Form 10-K filed March 19, 2020)

10.17

Scientific Advisory Board Agreement, dated February 28, 2020, entered into between the Company and Waldemar Priebe, PhD (incorporated by reference to Exhibit 10.26 of the Form 10-K filed March 19, 2020)

10.18	Purchase Agreement dated June 25, 2021 by and between Moleculin Biotech, Inc. and Lincoln Park Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 25, 2021)

10.19	Registration Rights Agreement dated June 25, 2021 by and between Moleculin Biotech, Inc. and Lincoln Park Capital Fund, LLC. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed June 25, 2021)

10.20 +	Amendment No. 3 to Patent and Technology License Agreement between the Parties dated April 2, 2012, dated May 20, 2020, entered into between the Company and the Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed August 12, 2020)

10.21 +	Amendment No. 4 to Patent and Technology License Agreement between the Parties dated April 2, 2012, dated June 15, 2021, entered into between the Company and the Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed August 12, 2021)

10.22 +	Patent And Technology License Agreement dated June 29, 2017 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.30 of the Form 10-K filed March 24, 2022)

10.23 +	Amendment No. 1 to the Patent And Technology License Agreement dated June 29, 2017 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.31 of the Form 10-K filed March 24, 2022)

10.24 +	Patent And Technology License Agreement dated December 2, 2021 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.32 of the Form 10-K filed March 24, 2022)

10.25 +	Patent And Technology License Agreement dated December 3, 2021 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.33 of the Form 10-K filed March 24, 2022)

10.26 +	Patent And Technology License Agreement dated February 3, 2022 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.34 of the Form 10-K filed March 24, 2022)

10.27* +	Patent and Technology License Agreement dated October 21, 2022 by and between The Board of The University Of Texas System on behalf of The University Of Texas M.D. Anderson Cancer Center and Moleculin Biotech, Inc.

21*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman

Date: March 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter V. Klemp	Chief Executive Officer and Chairman	March 22, 2023
Walter V. Klemp	(Principal Executive Officer)

/s/ Jonathan P. Foster	Executive Vice President and	March 22, 2023
Jonathan P. Foster	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert George	Director	March 22, 2023
Robert George

/s/ Michael Cannon	Director	March 22, 2023
Michael Cannon

/s/ John Climaco	Director	March 22, 2023
John Climaco

/s/ Elizabeth Cermak	Director	March 22, 2023
Elizabeth Cermak

/s/ Joy Yan	Director	March 22, 2023
Joy Yan

Moleculin Biotech, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Moleculin Biotech, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Moleculin Biotech, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 22, 2023

Moleculin Biotech, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$43,145	$70,903
Prepaid expenses and other current assets	2,451	1,594
Total current assets	45,596	72,497
Furniture and equipment, net of accumulated depreciation of $769 and $638, respectively	275	338
Intangible assets	11,148	11,148
Operating lease right-of-use asset	403	107
Total Assets	$57,422	$84,090

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,095	$1,364
Accrued expenses and other current liabilities	2,724	2,258
Total current liabilities	4,819	3,622
Operating lease liability - long-term, net of current portion	335	63
Warrant liability - long-term	77	1,412
Total Liabilities	5,231	5,097

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 authorized as of December 31, 2022 and December 31, 2021, 28,627,827 and 28,578,338 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	29	29
Additional paid-in capital	153,985	151,733
Accumulated other comprehensive income	12	41
Accumulated deficit	(101,835)	(72,810)
Total stockholders' equity	52,191	78,993

Total liabilities and stockholders' equity	$57,422	$84,090

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue	$—	$—
Operating expenses:
Research and development	18,968	14,418
General and administrative	11,542	8,386
Depreciation and amortization	130	164
Total operating expenses	30,640	22,968

Loss from operations	(30,640)	(22,968)

Other income:
Gain from change in fair value of warrant liability	1,335	6,728
Other income, net	40	40
Interest income, net	240	306
Net loss	$(29,025)	$(15,894)

Net loss per common share - basic and diluted	$(1.01)	$(0.59)
Weighted average common shares outstanding, basic and diluted	28,604,397	26,875,927

Comprehensive loss:
Net loss	$(29,025)	$(15,894)
Other comprehensive (loss) income:
Foreign currency translation	(29)	(24)
Comprehensive loss	$(29,054)	$(15,918)

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,025)	$(15,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	164
Stock-based compensation	2,275	2,373
Change in fair value of warrant liability	(1,335)	(6,728)
Operating lease, net	92	96
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(857)	431
Accounts payable	731	235
Accrued expenses and other current liabilities	350	372
Net cash used in operating activities	(27,639)	(18,951)
Cash flows from investing activities:
Purchase of fixed assets	(67)	(19)
Net cash used in investing activities	(67)	(19)
Cash flows from financing activities:
Proceeds from exercise of warrants	—	63
Payment of tax liability for vested restricted stock units	(23)	(23)
Proceeds from sale of common stock, net of issuance costs	—	74,684
Net cash provided by (used in) financing activities	(23)	74,724
Effect of exchange rate changes on cash and cash equivalents	(29)	(24)
Net change in cash and cash equivalents	(27,758)	55,730
Cash and cash equivalents, at beginning of year	70,903	15,173
Cash and cash equivalents, at end of year	$43,145	$70,903

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except for shares and per unit)

	Common Stock		Common Stock Subscribed
	Shares	Par Value Amount	Shares	Par Value Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Subscription Receivable	Stockholders' Equity
Balance at December 31, 2020	11,536,720	$69	26,966	$—	$74,671	$(56,916)	$65	$(129)	$17,760
Issued for cash - sale of common stock in Q1 2021, net of issuance costs of $6,159	16,883,420	18	(26,966)	—	74,537	—	—	129	74,684
Reverse stock split	14,285	(60)	—	—	60	—	—	—	—
Issuance of common stock with equity purchase agreement, net of issuance costs of $403	107,788	1	—	—	—	—	—	—	1
Issuance of common stock in connection with Consulting Agreement	5,000	—	—	—	5	—	—	—	5
Warrants exercised	10,000	1	—	—	115	—	—	—	116
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	21,125	—	—	—	(23)	—	—	—	(23)
Stock based compensation	—	—	—	—	2,368				2,368
Consolidated net loss	—	—	—	—	—	(15,894)	—	—	(15,894)
Cumulative translation adjustment	—	—	—	—	—	—	(24)	—	(24)
Balance at December 31, 2021	28,578,338	$29	—	$—	$151,733	$(72,810)	$41	$—	$78,993
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	49,489	—	—	—	(23)	—	—	—	(23)
Stock based compensation	—	—	—	—	2,275	—	—	—	2,275
Consolidated net loss	—	—	—	—	—	(29,025)	—	—	(29,025)
Cumulative translation adjustment	—	—	—	—	—	—	(29)	—	(29)
Balance at December 31, 2022	28,627,827	$29	—	$—	$153,985	$(101,835)	$12	$—	$52,191

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Consolidated Financial Statements

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with clinical programs for hard-to-treat cancers and viruses. The Company has three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial, based substantially on discoveries made at and licensed from MD Anderson Cancer Center (MD Anderson) in Houston, Texas.

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

In 2019, the Company sublicensed essentially all of the rights to its technologies in over 25 countries in Europe and Asia to WPD Pharmaceuticals Sp.z o.o. (WPD or WPD Pharmaceuticals) in exchange for a minimum amount of externally funded collaboration on development in Europe over a certain amount of time. This sublicense was terminated in March 2023 as described further below. As a result to this termination, the Company now has the world-wide rights to its technology. Also, in 2019, the Company sublicensed its technologies to Animal Life Sciences, Inc. (ALI), to enable research and commercialization for non-human use and share development data. As part of this agreement, ALI issued to the Company a 10% interest in ALI.

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

Liquidity and Financial Condition - The Company is an early stage company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. For the years ended December 31, 2022 and 2021, the Company incurred net losses of $29.0 million and $15.9 million, respectively, and had net cash flows used in operating activities of $27.6 million and $19.0 million, respectively. At December 31, 2022, the Company had an accumulated deficit of$101.8 million and cash of $43.1 million. The Company expects its cash on hand as of December 31, 2022 will be sufficient to fund the Company's operations beyond the near term. Such projections are subject to changes in the Company’s internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity. The Company does not expect to experience positive cash flows from operating activities in the near future and anticipates incurring operating losses for the next few years as it supports the development of its core technologies to the point of generating revenue, most likely via outlicensing, and continues to invest in research and development for additional applications of the Company's core technologies and potentially increase its pipeline of drug candidates. If the Company needs to raise additional capital in order to continue to execute its business plan, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital could adversely impact the Company's ability to achieve its intended business objectives and meet its financial obligations as they become due and payable. In March 2022, the Company received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are the Company's officers or directors) and entities, and materials related to the development of and statements regarding the Company's drug candidate for the treatment of COVID-19. The Company has received, and expects to continue to receive, periodic further requests from the SEC staff with respect to this matter. The Company is not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that it has made, the Company believes in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to the Company states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. During the year ended December 31, 2022, the Company has expensed approximately $2.4 million in related legal fees and expenses.

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

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid sponsored research	$1,028	$474
Vendor prepayments and deposits	801	486
Prepaid insurance	600	589
Related party receivables	20	22
Non-trade receivables	2	23
Total prepaid expenses and other current assets	$2,451	$1,594

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

The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into three-level fair value hierarchy in accordance with US GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

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

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at December 31, 2022 and 2021 (in thousands):

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability:
December 31, 2022	$77	$—	$—	$77
December 31, 2021	$1,412	$—	$—	$1,412

 The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2022 and 2021 (in thousands):

Warrant Liability Long-Term
December 31, 2020	$8,192
Exercise of warrants	(52)
Change in fair value - net	(6,728)
December 31, 2021	$1,412
Change in fair value - net	(1,335)
December 31, 2022	$77

The above table of Level 3 liabilities begins with the valuation as of December 31, 2020 and adjusts the balances for changes that occurred during the years. The ending balance of the Level 3 financial instrument presented above represent the Company's best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

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

Translation of Foreign Currencies - The functional currency for the Company's foreign subsidiaries is the local currency. For the Company's non-US subsidiaries that transact in a functional currency other than the US dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Adjustments resulting from the translation of the financial statements of the Company's foreign operations into US dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of equity.

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

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock were considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the years ended December 31, 2022, and 2021, approximately 5.5 million and approximately 4.3 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Research and Development Costs - Research and development costs are expensed as incurred. These costs consist primarily of salaries and benefits of research and development personnel, costs related to research activities, preclinical studies, clinical trials, drug manufacturing and allocated overhead and facility-related expenses.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update were effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company’s adoption of this pronouncement effective January 1, 2022 did not have a material impact on the Company’s condensed consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3. Intangible Assets

In conjunction with its acquisition of Moleculin, LLC in 2016, the Company recognized an intangible asset for acquired in-process research and development (IPR&D) related to the acquired WP1066 portfolio. As the Company's WP1066 portfolio is currently in development, the Company’s IPR&D intangible asset will not be amortized until development is complete. If the associated research and development effort is abandoned, the Company’s IPR&D intangible asset will be written-off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. IPR&D was $11.1 million as of December 31, 2022 and 2021, respectively.

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities at December 31, 2022 and 2021 consist of the following components (in thousands):

	December 31,
	2022	2021
Accrued research and development	$1,337	$1,005
Accrued payroll and bonuses	748	606
Accrued legal, regulatory, professional and other	437	442
Operating lease liability - current	116	96
Accrued liabilities due to related party	86	109
Total accrued expenses and other current liabilities	$2,724	$2,258

Additionally, accounts payable includes $64,000 and $48,000 as of December 31, 2022 and 2021, respectively, for related party payables.

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

Liability classified warrants are valued at fair value at the date of issue and at each reporting date pursuant to FASB ASC 820, Fair Value Measurement, (ASC 820) and is reflected as a warrant liability on the Company's consolidated balance sheet with the change in the warrant liability during each reporting period is reflected as a gain (loss) from change in fair value of warrant liability in the Company's consolidated statement of operations.

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

At December 31, 2022 and 2021, the Company has the following warrants outstanding:

	Number of Shares Under Outstanding Warrants at December 31, 2022	Number of Shares Under Outstanding Warrants at December 31, 2021	Weighted Average Exercise Price at December 31, 2022	Remaining Contractual Life at December 31, 2022 (Years)
Liability Classified Warrants (1)
Issued February 2017	—	67,349	$—	—
Issued February 2018	378,951	378,951	16.80	0.6
Issued June 2018 (2)	123,836	123,836	12.20	0.9
Issued March 2019	263,507	263,507	6.60	1.2
Issued April 2019	875,001	875,001	10.50	1.3
Issued February 2020	1,015,001	1,015,001	6.30	2.6
	2,656,296	2,723,645	$9.49
Equity Classified Warrants
Issued July 2017 - Consulting (3)	—	25,001	$15.64	—
Issued August 2019 - Consulting	—	25,000	9.84	—
Issued April 2020 - Consulting	16,667	16,667	6.84	2.3
Issued December 2020 - Consulting	8,334	8,334	4.72	3.0
Issued April 2021 - Consulting	71,500	71,500	3.63	3.3
Issued August 2021 - Consulting	250,000	250,000	3.08	8.6
Issued June 2022 - Consulting	50,000	—	1.49	9.5
Issued September 2022 - Consulting	250,000	—	1.24	9.7
	646,501	396,502	$2.42
Balance outstanding	3,302,797	3,120,147	$8.10

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

The assumptions used in determining the fair value of the Company’s outstanding liability classified warrants are as follows:

Year Ended December 31,
	2022	2021
Risk-free interest rate	4.2% to 4.8%	0.1% to 1.1%
Volatility	63.1% to 76.3%	71.8% to 114.5%
Expected life (years)	0.1 to 2.6	0.1 to 3.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the year ended December 31, 2022 and related information follows:

	Number of Shares Under Warrant	Range of Warrant Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	2,723,645	6.60 to 16.80	$9.46	2.6
Granted	—	6.30 to 6.30	$—	—
Exercised	—	6.60 to 6.60	$6.60	—
Expired	(67,349)	8.10 to 9.00	$8.42	—
Outstanding at December 31, 2022	2,656,296	6.30 to 16.80	$9.49	1.7

Vested and Exercisable at December 31, 2022	2,656,296	6.30 to 16.80	$9.49	1.7

For a summary of the changes in fair value associated with the Company's warrant liability for the years ended December 31, 2022 and 2021, see Note 2. Basis of presentation, principles of consolidation and significant accounting policies – Fair Value of Financial Instruments.

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

In August 2021, the Company entered into a portfolio development advisory agreement with a related party entity, associated with Dr. Waldemar Priebe, and in connection with the agreement, the Company granted equity-classified warrants to purchase 250,000 shares of common stock with a ten-year term and an exercise price of $3.08. The August 2021 warrants vest (a) 50% upon execution of the agreement, provided the advisor does not terminate the agreement prior to the end of the one-year term; and (b) 50% vests 60 days after the end of the one-year term, subject to the Company's Board of Directors determining that the services provided have been adequately performed. The Company's Board of Directors determined that the services had been adequately performed, and as such, the August 2021 warrants are fully vested. In April 2021, the Company granted equity-classified warrants to purchase 71,500 shares of common stock with a five-year term and an exercise price of $3.63 vesting quarterly over five years while services are being performed. Additionally, both the April 2021 and August 2021 warrants vest in full if there is a change of control event, as defined in the agreements.

At December 31, 2022 the Company had 646,501 equity classified warrants outstanding and 400,859 warrants were exercisable. At December 31, 2021, the Company had 396,502 equity classified warrants outstanding and 186,560 were exercisable.

The Company recorded stock compensation expense for the non-employee consulting agreements of $398,000 and $516,000 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, there was $437,000 of unrecognized stock compensation expense related to the Company's equity-classified warrants.

6. Equity

Preferred Stock

The Company's certificate of incorporation authorizes the Company to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. No preferred stock was issued or outstanding as of  December 31, 2022.

Common Stock

2022 Stock Issuances

During the year ended December 31, 2022, the Company did not enter into any public offerings.

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

Lincoln Park Equity Line

In June 2021, the Company entered into a Purchase Agreement (the 2021 Purchase Agreement) with Lincoln Park Capital Fund. Pursuant to the terms of the Purchase Agreement, Lincoln Park agreed to purchase from the Company up to $20.0 million of common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement. Pursuant to the terms of the 2021 Purchase Agreement, at the time the Company signed the Purchase Agreement, the Company issued 107,788 shares of common stock to Lincoln Park as an initial fee for its commitment to purchase shares of the Company's common stock under the Purchase Agreement, and has agreed to issue Lincoln Park up to an additional 53,893 shares of common stock as commitment shares pro-rata when and if Lincoln Park purchases (at the Company's discretion) the $20.0 million aggregate commitment. The initial commitment shares issued in June 2021 were valued at $0.4 million, recorded as an addition to equity for the issuance of common stock and treated as a reduction to equity as a cost of capital to be raised under the Purchase Agreement. There have been no additional shares issued to date under this agreement.

At Market Issuance Sales Agreements (ATM)

In June 2021, the Company entered into an At Market Issuance Sales Agreement (the 2021 ATM Agreement) with Oppenheimer & Co. Inc. Pursuant to the terms of the 2021 ATM Agreement, the Company may offer and sell, from time to time through Oppenheimer shares of the Company's common stock with an aggregate sales price of up to $50.0 million. There were no issuances under the 2021 ATM Agreement. The Company terminated the 2021 ATM Agreement on February 3, 2023.

In January 2021 the Company issued 468,684 shares for gross proceeds of $2.9 million using the Company's 2020 At Market Agreement (the 2020 ATM Agreement) with Oppenheimer & Co., Inc. The Company terminated the 2020 ATM Agreement on February 2, 2021.

Adoption of 2015 Stock Plan

In December 2015, the Board of Directors of the Company approved the Company’s 2015 Stock Plan, which was amended in April 2016, April 2018, June 2020, and May 2022. The expiration date of the plan is December 5, 2025. The awards under the 2015 Stock Plan can be in the form of stock options, stock awards, stock unit awards, or stock appreciation rights. In May 2022, the stockholders approved an amendment to the 2015 Plan to, among other things, increase the number of shares of common stock authorized for issuance under the 2015 Plan by 2,000,000 shares.

Stock-based Compensation and Outstanding Awards

Under the terms of the Company’s 2015 Stock Plan, as amended, and approved by its stockholders in May 2022, 3,750,001 shares of the Company’s common stock are available for grant to employees, non-employee directors and consultants. The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, or stock appreciation rights. As of December 31, 2022, there were 752,296 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation expense for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
General and administrative	$1,467	$1,461
Research and development	808	912
Total stock-based compensation	$2,275	$2,373

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

Year Ended December 31,
	2022	2021
Risk-free interest rate	1.6% to 3.3%	0.9% to 1.4%
Volatility	107.0% to 113.2%	114.8% to 118.8%
Expected life (years)	5.3 to 6.3	5.3 to 6.2
Expected dividend yield	—%	—%

Stock option activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	1,438,352	$6.35	$8.45	7.8	$—
Granted	842,832	$1.26	$1.49
Exercised	—	$—	$—
Forfeited	(5,834)	$15.57	$24.39
Outstanding, December 31, 2022	2,275,350	$4.44	$5.83	7.8	$—
Exercisable, December 31, 2022	927,723	$7.53	$10.38	6.3	$—

Options granted during 2022 and 2021 have an aggregated fair value of $1.1 million and $1.7 million, respectively, that was calculated using the Black-Scholes option-pricing model. At December 31, 2022, total compensation cost not yet recognized was $2.5 million and the weighted average period over which this amount is expected to be recognized is 2.4 years. The aggregate fair value of options vesting was $1.5 million in the years ended December 31, 2022 and 2021, respectively.

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

Restricted stock unit activity for the year ended  December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested Shares, December 31, 2021	220,559	$4.59	3.0
Granted	452,334	$1.49
Vested	(65,421)	$4.98
Unvested Shares, December 31, 2022	607,472	$2.24	3.1

As of December 31, 2022, total compensation cost not yet recognized was $1.1 million and the weighted average period over which this amount is expected to be recognized is 2.8 years. In June 2022, the Company granted 452,334 shares of restricted stock units with a weighted average fair value of $1.49 per share at the date of grant, which vest annually in four equal installments. In June 2021, the Company granted 150,000 shares of restricted stock units with a weighted average fair value of $3.73 per share at the date of grant, which vest annually in four equal installments.

7. Income Taxes

The provision for income taxes consists of the following components (in thousands):

Year Ended December 31,
	2022	2021
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Current income tax benefit	—	—
Deferred expense (benefit):
Federal	—	—
State	—	—
Foreign	—	—
Deferred income tax expense	—	—
Total	$—	$—

The following summarizes activity related to the Company’s valuation allowance (in thousands):

	Year Ended December 31,
	2022	2021
Valuation allowance at beginning of period	$18,823	$13,867
Income tax benefit	6,873	4,956
Release of valuation allowance	—	—
Valuation allowance at end of period	$25,696	$18,823

A reconciliation of the income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Federal tax benefit at statutory rate	$6,096	21.0%	$3,338	21.0%
State tax benefit net of federal	347	1.2%	25	0.2%
Foreign rate differential	10	0.0%	7	0.0%
Stock warrant costs	280	1.0%	1,413	8.9%
Other permanent differences	(145)	(0.5)%	(77)	(0.5)%
Permanent provision to return items	395	1.4%	344	2.2%
Stock compensation change	(49)	(0.2)%	(37)	(0.2)%
Uncertain tax provision	(61)	(0.2)%	(57)	(0.4)%
Increase in valuation allowance	(6,873)	(23.7)%	(4,956)	(31.2)%
Total tax (expense) benefit	$—	—%	$—	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Start-up costs	$7,727	$5,618
Federal net operating loss carryforwards	11,024	10,866
174 R&D Carryforward	3,572	—
State tax loss carryforwards	237	64
Foreign net operating loss carryforwards	161	122
Tax credit carryforward	1,335	991
ROU Liability	96	34
Deferred compensation	1,630	1,157
Total deferred tax assets	$25,782	$18,852
Less valuation allowance	(25,696)	(18,823)
Net deferred tax assets	$86	$29
Deferred tax liabilities:
Fixed assets	$-	$(6)
ROU Asset	(86)	(23)
Total deferred tax liabilities	$(86)	$(29)
Net deferred taxes	$—	$—

The Company has incurred net operating losses since inception. As of December 31, 2022, the Company had total US federal operating loss carry forwards of approximately $52 million. Of this, $6.1 million will expire commencing in 2035, with the rest having no set expiration date. The value of these carryforwards depends on the Company’s ability to generate taxable income. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates of the carry forwards the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. Under the new tax laws, net operating loss carry forwards will not expire beginning for losses generated in the 2018 tax year. However, these net operating losses will only be able to offset 80% of future taxable income. However, with the signing of the CARES Act net operating loss carryforwards created in 2018, 2019, and 2020 are able to offset 100% of future taxable income. Finally, the Company has not undertaken a detailed analysis of the application of IRC Section 382 with respect to limitations on the utilization of net operating loss carryforwards and other deferred tax assets. However, the Company believes that this matter is not material to the overall tax position within the financial statements due to the full valuation allowance against the net operating losses and the lack of utilization of the net operating losses during tax years open under statute.

The Company conducts business in various locations and, as a result, files income tax returns in the United States federal jurisdiction, in multiple state jurisdictions, and internationally as required. As of December 31, 2022, the Company had state operating losses of approximately $2.5 million which expire commencing in 2036. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the US federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

Management has evaluated the positive and negative evidence for the realizability of its deferred tax assets. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2022. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and as a result, a valuation allowance of $25.7 million and $18.8 million has been established at December 31, 2022 and 2021, respectively. The change in the valuation allowance for the year ended December 31, 2022 was primarily due to additional operating losses and capitalized research costs.

The Company undertakes research and development (R&D) activities that qualify for certain tax credits for US and Australian income tax purposes. The Company has a full valuation allowance against its US federal R&D tax credits. For the 2022 tax year, the potential US and Australian research and development tax credits are not expected to be significant. The federal research credits will begin to expire in the years 2037 through 2041, if not utilized.

The Company has a liability for unrecognized tax benefits of $0.2 million (excluding accrued interest and penalties) as of December 31, 2022. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$175	$118
Additions for tax positions related to the current year	—	—
Additions for tax positions related to prior years	61	57
Reductions due to lapse of statutes of limitations	—	—
Decreases related to settlements with tax authorities	—	—
Balance, end of year	$236	$175

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to  December 31, 2022 within the next year.

Starting in 2022, changes to Internal Revenue Code Section 174 made by the Tax Cuts and Jobs Act of 2017 no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. As a result the Company capitalized such costs in its 2022 income tax provision, resulting in an increase in deferred tax assets.

8. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies for the years ended  December 31, 2022, and December 31, 2021, respectively.

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

In June 2022, the Company entered into a Second Amendment to its Lease Agreement (the "Lab Lease") which it uses for lab space. The term of the Lease will continue through September 30, 2027, with no further right or option to renew. The Company is required to remit base monthly rent which will increase at an average approximate rate of 3% each year. The Lab Lease is classified as an operating lease. In August 2019, the Company entered into a sublease (which was extended in 2022 in connection with the lease extension) with a related party, Houston Pharmaceuticals, Inc. (HPI). The Company has granted HPI access to all of its Lab Lease space and HPI has agreed to pay the Company 50% of the Company's rent payable under the Lab Lease less 50% of any benefits from any sublease or other lab service agreement the Company may receive from its Lab Lease. Although HPI has access to the Company's Lab Lease space, it is the intent of the parties that they equally share the Lab Lease space for research purposes. The Company recorded approximately $45,000 and $42,000 in sublease income from the related party for the years ended December 31, 2022 and December 31, 2021, respectively. Sublease income is recorded as other income on the Company's consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2022, the Company did not enter into any new lease arrangements requiring any additional right-of-use assets or liabilities to be recorded, other than the extension discussed above.

The Company made an accounting policy election not to apply the recognition requirements to short-term leases. The Company recognizes the lease payments for short-term leases in profit or loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.

The following summarizes quantitative information about the Company's operating leases for the years ended  December 31, 2022, and December 31, 2021, respectively (in thousands):

	Year Ended December 31,
	2022	2021
Lease cost:
Operating lease cost	$124	$116
Short-term lease cost	-	-
Variable lease cost	29	29
Total	$153	$145

Other supplemental cash flow information for operating leases is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$129	$138

As of December 31, 2022, future minimum leases under ASC 842 under the Company's operating leases were as follows (in thousands):

Maturity of lease liabilities	As of December 31, 2022
2023	$153
2024	109
2025	102
2026	105
2027	81
2028 and thereafter	—
Total lease payments	550
Less: imputed interest	(99)
Present value of operating lease liabilities	$451

As of December 31, 2022, the weighted average remaining lease term for operating leases is 4.25 years, and the weighted average discount rate is 9.6%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses an incremental borrowing rate based on a peer analysis using information available at the commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Licenses

MD Anderson

Under agreements associated with Annamycin, the WP1122 Portfolio and the WP1066 Portfolio all described below, the Company is responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees can cost as high as $0.1 million depending upon the anniversary, milestone payments for the commencement of phase II and phase III clinical trials, for the submission of an NDA to the FDA and for the receipt of marketing approval for sale of a license product can cost as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. In March 2021, after a determination that the Company did not intend to pursue development of WP1732, the Company entered into a termination of the license agreement related to WP1732 dated February 12, 2018 with MD Anderson. Total expenses under these agreements were $264,000 and $267,000, respectively, for the years ended  December 31, 2022 and 2021.

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

WP1122 Portfolio

The rights and obligations to an April 2012 Patent and Technology License Agreement entered into by and between IntertechBio and MD Anderson (the “2012 Agreement”) have been assigned to MBI. Therefore, MBI has obtained a royalty-bearing, worldwide, exclusive license to intellectual property, including patent rights, related to its WP1122 Portfolio and to its drug product candidate, WP1122. On October 21, 2022, the Company entered into a new patent and technology license agreement (the "2022 Agreement") with MD Anderson for an additional molecule under the WP1122 Portfolio. On December 3, 2021, the Company entered into a new patent and technology license agreement (the “2021 Agreement”) with MD Anderson licensing certain technology related to WP1122 anti-viral treatments. The 2012 Agreement was amended in May 2020 to allow for the extension of certain milestones. The initial milestone required the Company to file an IND with the FDA for a Phase I study by February 20, 2021. The Company extended the deadline for this milestone by six months by making the required extension payment, and the Company has the right to receive two additional six-month extensions in the future by making additional extension payments. On August 3, 2021, the Company filed a CTA for the application of WP1122 in the United Kingdom to commence a Phase 1a clinical trial of WP1122. MD Anderson agreed that this CTA filing would further extend the deadline to file an IND with the FDA for a Phase I study until February 2022. In December 2021, the Company submitted an IND for the treatment of GBM with WP1122 to the FDA, thus meeting the IND filing milestone. The term of the 2012 agreement extends until the later of 15 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. MD Anderson had the right terminate the 2012 agreement if the Company failed to commence a Phase 1 study for a licensed product prior to November 20, 2022, which Phase 1 study occurred in the United Kingdom during 2022 prior to the deadline. In addition, MD Anderson may terminate the 2012 agreement if the Company fails to commence a Phase 2 study for licensed product prior to November 20, 2024. The term of the 2021 agreement extends until the later of 20 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. MD Anderson may terminate the 2021 agreement if the Company fails to file an IND for a Phase 1 study for a licensed product prior to December 3, 2024; or if the Company fails to commence a Phase 1 study for licensed product prior to December 3, 2026. The Company believes that the Phase 1 study that occurred in the United Kingdom during 2022 met these required milestones.

WP1066 Portfolio

The rights and obligations to a June 2010 Patent and Technology License Agreement entered into by and between Moleculin LLC and MD Anderson (the “2010 Agreement”) have been assigned MBI. Therefore, MBI has obtained a royalty-bearing, worldwide, exclusive license to intellectual property rights, including patent rights, related to its WP1066 drug product candidate. On February 3, 2022, the Company entered into a new patent and technology license agreement (the “2022 Agreement”) with MD Anderson licensing certain technology related to WP1066 checkpoint inhibitors. In consideration for these agreements, the Company must make payments to MD Anderson including an up-front payment, milestone payments and minimum annual royalty payments for sales of products developed under the license agreement. Annual Maintenance fee payments will no longer be due upon marketing approval in any country of a licensed product under the 2010 Agreement. One-time milestone payments are due upon commencement of the first Phase III study for a licensed product within the United States, Europe, China or Japan; upon submission of the first NDA for a licensed product in the United States; and upon receipt of the first marketing approval for sale of a licensed product in the United States. The term of the 2010 Agreement extends until the later of 15 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. The term of the 2022 Agreement extends until the later of 20 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. In addition, MD Anderson may terminate the 2022 Agreement if the Company fails to file for an IND for a Phase 1 study before February 2, 2025 in the United States, France, Germany, Italy, Spain, the United Kingdom or China. The Company believes that the clinical trial application in China filed prior to 2016 meets this milestone.

HPI

MBI entered into an outlicensing agreement with HPI, pursuant to which it granted certain intellectual property rights to HPI, including rights covering the potential drug candidate, WP1066 (HPI Out-Licensing Agreement). Upon payment of the option repurchase payment in 2019, the HPI Out-Licensing Agreement was terminated and MBI regained all rights to the licensed subject matter and rights to any and all development data and any regulatory submissions including any IND, NDA or ANDA related to the licensed subject matter and can end the license without any other obligation. The Company has two current agreements with HPI. The first agreement, which was renewed in May 2022, continues a prior consulting arrangement with HPI and requires payments for $43,500 per quarter. The second agreement, which can be cancelled with sixty days notice by either party, allows the Company's employees access to laboratory equipment owned by HPI and this requires a payment of $15,000 per quarter to HPI. Total expenses related to HPI were $234,000 for the years ended December 31, 2022 and 2021.

Sponsored Research Agreements with MD Anderson

MBI has a Sponsored Laboratory Study Agreement with MD Anderson expiring December 31, 2024. In June 2022, the Company entered into a new Sponsored Research Agreement with MD Anderson for total payment of $1.3 million to support the continuation of the project. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. The expenses recognized under the agreements were $1,133,000 and $697,000, respectively for the years ended December 31, 2022 and 2021.

Other Licenses

WPD Pharmaceuticals

Since February 2019, the Company was party to a sublicense agreement with WPD Pharmaceuticals (WPD), pursuant to which it sublicensed to WPD certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio (as amended, the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, the Company's founder. Under the WPD Agreement, the Company granted WPD a royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in the countries of Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland (licensed territories).

In March 2023, the Company and WPD agreed to terminate the WPD Agreement. Pursuant to the termination, the Company agreed to pay WPD (or its designees) $700,000 in cash and shares of its common stock valued at $800,000. In connection with the termination, WPD agreed to assign all of its rights and obligations related to the Phase 1b/2 clinical trial of Annamycin for the treatment of STS lung metastases being conducted at Maria Sklodowska-Curie National Research Institute.

With the termination of the WPD Agreement, the Company now holds the worldwide rights to all of its licensed intellectual property, other than the rights related to non-human animals.

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

Employment Agreements

 The Company has agreements with certain executive and other employees to provide benefits in the event of termination. The base salary and certain other benefits would aggregate approximately $0.9 million using the rate of compensation in effect at December 31, 2022.

9. Subsequent Events

Subsequent events occurring after December 31, 2022 are discussed elsewhere in these notes.