Form 10-Q
period 2023-03-31
Moleculin Biotech, Inc.
filed 2023-05-10
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The registrant had 29,675,510 shares of common stock outstanding at May 1, 2023.

Moleculin Biotech, Inc.

Form 10-Q

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$37,265	$43,145
Prepaid expenses and other current assets	2,024	2,451
Total current assets	39,289	45,596
Furniture and equipment, net	244	275
Intangible assets	11,148	11,148
Operating lease right-of-use asset	381	403
Total assets	$51,062	$57,422

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,939	$2,095
Accrued expenses and other current liabilities	3,093	2,724
Total current liabilities	5,032	4,819
Operating lease liability - long-term, net of current portion	308	335
Warrant liability - long-term	38	77
Total liabilities	5,378	5,231
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,600,323 and 28,627,827 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	30	29
Additional paid-in capital	155,396	153,985
Accumulated other comprehensive income	8	12
Accumulated deficit	(109,750)	(101,835)
Total stockholders’ equity	45,684	52,191
Total liabilities and stockholders’ equity	$51,062	$57,422

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$—	$—

Operating expenses:
Research and development	5,687	4,620
General and administrative	2,637	2,422
Depreciation and amortization	30	32
Total operating expenses	8,354	7,074
Loss from operations	(8,354)	(7,074)
Other income:
Gain from change in fair value of warrant liability	39	160
Other income, net	8	5
Interest income, net	392	42
Net loss	$(7,915)	$(6,867)

Net loss per common share - basic and diluted	$(0.28)	$(0.24)
Weighted average common shares outstanding, basic and diluted	28,749,974	28,578,338

Net Loss	$(7,915)	$(6,867)
Other comprehensive loss:
Foreign currency translation	(4)	12
Comprehensive loss	$(7,919)	$(6,855)

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,915)	$(6,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	32
Stock-based compensation	499	527
License rights expense settled in stock	772	—
Change in fair value of warrant liability	(39)	(160)
Operating lease, net	110	90
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	427	438
Accounts payable	(156)	860
Accrued expenses and other current liabilities	255	275
Net cash used in operating activities	(6,017)	(4,805)
Cash flows from investing activities:
Purchase of fixed assets	—	(6)
Net cash used in investing activities	—	(6)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	141	—
Net cash provided by financing activities	141	—
Effect of exchange rate changes on cash and cash equivalents	(4)	12
Net decrease in cash and cash equivalents	(5,880)	(4,799)
Cash and cash equivalents, - beginning of period	43,145	70,903
Cash and cash equivalents, - end of period	$37,265	$66,104

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2022	28,627,827	$29	$153,985	$(101,835)	$12	$52,191
Issuance of common stock with equity purchase agreement	150,381	—	141	—	—	141
Common stock issued for license rights	822,115	1	771	—	—	772
Stock-based compensation	—	—	499	—	—	499
Net loss	—	—	—	(7,915)	—	(7,915)
Cumulative translation adjustment	—	—	—	—	(4)	(4)
Balance, March 31, 2023	29,600,323	$30	$155,396	$(109,750)	$8	$45,684

	Three Months Ended March 31, 2022
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2021	28,578,338	$29	$151,733	$(72,810)	$41	$78,993
Stock-based compensation	—	—	527	—	—	527
Net loss	—	—	—	(6,867)	—	(6,867)
Cumulative translation adjustment	—	—	—	—	12	12
Balance, March 31, 2022	28,578,338	$29	$152,260	$(79,677)	$53	$72,665

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The terms "MBI" or "the Company", "we", "our", and "us" are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with clinical programs for hard-to-treat cancers and viruses. The Company has three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial, based substantially on discoveries made at and licensed from The University of Texas System on behalf of the MD Anderson Cancer Center (MD Anderson) in Houston, Texas. The Company has two wholly owned subsidiaries, Moleculin Australia Pty. Ltd., which was set up to perform certain preclinical development and Moleculin Amsterdam B.V., which acts as its legal representative for clinical trials in Europe. The Company utilizes its own internal resources and funds to conduct some of these trials and also has trials being conducted via physician-sponsored trials. The physician-sponsored trials utilize primarily external funds, such as grant funds, which are not presented in these financial statements. The Company does not have manufacturing facilities and all manufacturing activities are contracted out to third parties. Additionally, the Company does not have a sales organization. The Company’s overall strategy is to seek potential out-licensing or outsourcing opportunities with development/commercialization strategic partners who are better suited for the marketing, sales and distribution of its drugs, if approved.

2. Basis of presentation, principles of consolidation, and significant accounting policies and liquidity

Basis of Presentation – Condensed Consolidated Financial Information - The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for financial information, and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements furnished reflect all normal adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of  December 31, 2022 and for the year then ended, including the notes thereto contained in the Form 10-K filed with the SEC on March 22, 2023.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the U.S.

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the significant accounting policies during the three months ended March 31, 2023.

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

Liquidity and Financial Condition - The Company is an early stage company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. For the three months ended March 31, 2023 and 2022, the Company incurred net losses of $7.9 million and $6.9 million, respectively, and had net cash flows used in operating activities of $6.0 million and $4.8 million, respectively. At March 31, 2023, the Company had an accumulated deficit of $109.8 million and cash and cash equivalents of $37.3 million. The Company expects its cash on hand as of March 31, 2023 will be sufficient to fund the Company's operations beyond the near term. Such projections are subject to changes in the Company’s internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity. The Company does not expect to experience positive cash flows from operating activities in the near future and anticipates incurring operating losses for the next few years as it supports the development of its core technologies to the point of generating revenue, most likely via out-licensing, and continues to invest in research and development for additional applications of the Company's core technologies and potentially increase its pipeline of drug candidates. If the Company needs to raise additional capital in order to continue to execute its business plan, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company. A failure to raise sufficient capital could adversely impact the Company's ability to achieve its intended business objectives and meet its financial obligations as they become due and payable. In March 2022, the Company received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are the Company's officers or directors) and entities, and materials related to the development of and statements regarding the Company's drug candidate for the treatment of COVID-19. The Company has received, and expects to continue to receive, periodic further requests from the SEC staff with respect to this matter. The Company is not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that it has made, the Company believes in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to the Company states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. During the three months ended March 31, 2023 and 2022, the Company has expensed approximately $0.5 million and $0.1 million, respectively, in related general and administrative fees and expenses.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include the fair value of warrant liability discussed in Note 3.

The following table provides the financial liabilities reported at fair value and measured on a recurring basis at March 31, 2023 and December 31, 2022 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of March 31, 2023:	$38	$—	$—	$38
Fair value of warrant liability as of December 31, 2022:	$77	$—	$—	$77

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of the beginning of the first quarter and then is adjusted for changes in fair value that occurred during the first quarter. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Three Months Ended March 31, 2023	Warrant Liability Long-Term
Balance, December 31, 2022	$77
Change in fair value - net	(39)
Balance, March 31, 2023	$38

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended March 31, 2023 and 2022, approximately 6.2 million and 4.8 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date of these unaudited condensed consolidated financial statements. See Note 7 - Subsequent Events.

Recent Accounting Pronouncements - There are no recently issued accounting standards updates that are currently expected to have a material impact on the Company.

3. Warrants

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

The assumptions used in determining the fair value of the Company's outstanding liability classified warrants are as follows:

	March 31, 2023	December 31, 2022
Risk-free interest rate	4.0% to 4.9%	4.2% to 4.8%
Volatility	58.4% to 67.6%	63.1% to 76.3%
Expected life (years)	0.1 to 2.4	0.1 to 2.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the three months ended March 31, 2023 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2023	2,656,296	$6.30	$16.80	$9.49	1.7
Expired warrants	(21,450)	$16.80	$16.80	$16.80	—
Balance at March 31, 2023	2,634,846	$6.30	$16.80	$9.43	1.4
Exercisable at March 31, 2023	2,634,846	$6.30	$16.80	$9.43	1.4

For a summary of the changes in fair value associated with the Company's warrant liability for the three months ended March 31, 2023, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

Equity Classified Warrants

At March 31, 2023, the Company had 646,501 equity classified warrants outstanding and 404,434 warrants were exercisable. At  December 31, 2022, the Company had 646,501 equity classified warrants outstanding and 400,859 warrants were exercisable.

The Company recorded stock compensation expense for the non-employee consulting agreements of $46,000 and $83,000 for the three months ended  March 31, 2023 and 2022, respectively. At  March 31, 2023, there was $391,000 of unrecognized stock compensation expense related to the Company's equity classified warrants.

4. Equity

Lincoln Park Equity Line

During the three months ended March 31, 2023, pursuant to the 2021 Lincoln Park purchase agreement, the Company issued to Lincoln Park 150,381 shares of common stock for gross proceeds of $0.1 million and in  April 2023, the Company issued an additional 75,187 shares of common stock, resulting in gross proceeds of $0.1 million. The 2021 Lincoln Park Agreement, which has $19.8 million available, terminates in June 2024.

Other Components of Equity

In March 2023, the Company and WPD agreed to terminate the WPD Agreement. Pursuant to the termination, the Company agreed to pay WPD (or its designees) $700,000 in cash and shares of its common stock valued at $800,000. In  March 2023, the Company issued 822,115 shares of common stock to WPD (or its designee) to satisfy this commitment. See Note 6 - Commitments and Contingencies.

Stock-Based Compensation and Outstanding Awards

The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, and stock appreciation rights to employees, non-employee directors and consultants. As of March 31, 2023, there were 752,296 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively, is as follows (table in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$369	$361
Research and development	130	166
Total stock-based compensation expense	$499	$527

5. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2023 as a result of the losses recorded during the three months ended March 31, 2023 and the additional losses expected for the remainder of 2023 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of March 31, 2023 and  December 31, 2022 the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 is nil. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants, Internal Revenue Code Section 162(m) limitations and ISO activity, as well as the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

6. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of March 31, 2023.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three months ended March 31, 2023 and 2022, respectively (table in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost:
Operating lease cost	$33	$29
Variable lease cost	7	7
Total	$40	$36

In June 2022, the Company extended the lab lease until September 30, 2027, with no further right or option to renew. The Company recorded approximately $12,000 and $10,000 in sublease income from a related party for the three months ended March 31, 2023 and 2022, respectively. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $38,000 and $35,000 for the three months ended  March 31, 2023 and 2022, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $64,000 and $76,000 for the three months ended March 31, 2023 and 2022, respectively.

HPI - The Company has two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI) with total expenses of $59,000 for each of the three months ended March 31, 2023 and 2022

Sponsored Research Agreements - The Company has a sponsored research agreement with MD Anderson expiring December 31, 2024. In April 2023, the Company entered into an amendment to the Sponsored Research Agreement with MD Anderson for total payment of $0.7 million to support the continuation of the project. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. The expenses recognized under the agreements were $155,000 and $187,000 for the three months ended March 31, 2023 and 2022, respectively.

License Terminations

Since February 2019, the Company was party to a sublicense agreement with WPD Pharmaceuticals (WPD), pursuant to which it sublicensed to WPD certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio (as amended, the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, the Company's founder. In March 2023, the Company and WPD agreed to terminate the WPD Agreement and agreed to pay WPD (or its designee) $700,000 in cash and shares of its common stock valued at $800,000. In  March 2023, the Company issued 822,115 shares of common stock to WPD's designee to satisfy this commitment. With the termination of the WPD Agreement, the Company now has acquired the rights in certain territories previously sub-licensed to WPD to all of its licensed intellectual property, other than the rights related to non-human animals. Additionally, the Company acquired the in-process research and development that WPD has created during the term of the agreement.

In February 2022, the Company and Exploration Invest Pte Ltd. (Exploration) entered into a license termination agreement pursuant to which the Company agreed to pay Exploration $400,000 to terminate certain License Agreements and extend confidentiality requirements until the 10-year anniversary of the license termination agreement. Total expenses, reflected in research and development expenses, related to the Company's license terminations were $1.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

7. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, see below for a discussion of subsequent events occurring after March 31, 2023.

On May 5, 2023, the Company received a letter from NASDAQ notifying the Company that for the last 30 consecutive business days the bid price for the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). The deficiency letter does not result in the immediate delisting of the Company's common stock from the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until  November 1, 2023, to regain compliance with the Bid Price Rule. If, at any time before November 1, 2023, the bid price for the Company's common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Nasdaq Staff will provide written notification to the Company that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G). If the Company is not in compliance with the Bid Price Rule by November 1, 2023, the Company  may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency, which  may include, if necessary, implementing a reverse stock split. If the Company does not regain compliance with the Bid Price Rule by November 1, 2023, and is not eligible for an additional compliance period at that time, the Nasdaq Staff will provide written notification to the Company that its common stock  may be delisted. The Company would then be entitled to appeal the Nasdaq Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. There can be no assurance that, if the Company does appeal a delisting determination by the Nasdaq Staff to the NASDAQ Listing Qualifications Panel, that such appeal would be successful. The Company intends to monitor the closing bid price of its common stock and  may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include effecting a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

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

Our Business

We are a clinical stage pharmaceutical company with a growing pipeline, including Phase 2 clinical programs for hard-to-treat cancers and viruses. We have three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial (subject to publishing final Clinical Study Report), based substantially on discoveries made at and licensed from MD Anderson Cancer Center (MD Anderson) in Houston, Texas. Three of our six drug candidates have shown human activity in clinical trials and are currently in Phase 1b/2 or Phase 2 clinical trials. Since our inception, our drugs have completed, are currently in, or have received approval to proceed in eleven clinical trials.

Our Core Technologies

Our core technologies consist of the following:

a) Annamycin or L-Annamycin is a “next generation” anthracycline designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and has shown no cardiotoxicity1 in subjects treated in clinical trials to date. Furthermore, we have demonstrated safe dosing beyond the dose limitations imposed by regulatory authorities upon currently prescribed anthracyclines due to their inherent cardiotoxicity;

b) our WP1066 Portfolio, which includes WP1066 and WP1220, two of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription 3) among other transcription factors associated with tumor activity, while also stimulating a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs); and

c) our WP1122 Portfolio, which contains compounds (including WP1122, WP1096, and WP1097) designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells, as well as viruses that depend upon glycolysis and glycosylation to infect and replicate.

1 In discussions of “no cardiotoxicity” of Annamycin, management’s beliefs are based on an expert’s opinion based their review of certain clinical trial subject data including LVEF, ECHO strain analyses, and cardiac biomarkers – troponin’s I & T

Our Focus

We are focused on internally funded development of:

1) Annamycin for the treatment of Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases or STS lung mets)

2) Annamycin in combination with Cytarabine (also known as Ara-C, the combination with Annamycin of which is referred to as AnnAraC) for the treatment of Relapsed or Refractory Acute Myeloid Leukemia (R/R AML or AML).

3) A better formulation for delivery of WP1066 to further support current and possibly future externally funded oncology clinical trials.

We have also recently established a Recommended Phase 2 Dose (RP2D) for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through several externally funded clinical trials with the potential for others in the near-term.

Our Clinical Trials

In the US and Europe, we or independent investigators have approval to begin, are currently conducting or have completed eleven internally or externally funded clinical trials for four of our drug candidates – Annamycin, WP1066, WP1220, and WP1122 since inception. All clinical trials are or were in the Phase 1 or 2 stage. During 2021, we had four active clinical trials evaluating either Annamycin or WP1066 in the US and Europe. This increased to six active or recently completed trials in 2022 involving Annamycin, WP1066, and WP1122. In 2021 and 2022, there were five “right-to-try” (or their foreign equivalent) uses of Annamycin and WP1066. Three of the six clinical trials active in 2022 are internally funded trials of Annamycin and one is an internally funded Phase 1 clinical trial for WP1122 establishing an RP2D.

Moving into 2023, we are actively recruiting in three clinical trials in a Phase 1b or Phase 2 stage and have recently concluded one trial. These three currently active clinical trials are open label so we expect to be able to periodically announce human activity that is being demonstrated in these trials during 2023. In February 2023, the externally funded Phase 1 clinical trial with WP1066 for the treatment of pediatric brain tumors concluded. We expect up to three externally funded Phase 1b/2 clinical trials for WP1066 in the treatment of GBM and other brain tumors in 2023.

During 2022, we or independent investigators filed applications, began recruiting or are currently recruiting for six internally or externally funded clinical trials in the US and Europe.

•	Annamycin - A clinical trial application (CTA) in Poland for a Phase 1b/2 trial of Annamycin in combination with Cytarabine or AnnAraC for the treatment of AML (MB-106) was allowed in 2022. This trial was later approved to expand into Italy in 2022 and dosing subjects began there in March 2023. With preclinical data in mice demonstrating a 68% improvement in activity in AML with AnnAraC over Annamycin alone and having concluded our single agent trials of Annamycin in AML showing 80% activity in the highest dosing cohort we are now focusing our efforts in AML exclusively on this combination trial.
•	Annamycin - We are currently recruiting a Phase 2 clinical trial using Annamycin for the treatment of STS lung mets (MB-107). This multicenter trial is being conducted in the US, with the Phase 2 portion expected to recruit 25 subjects.
•	Annamycin - An investigator sponsored trial (externally funded) was initiated in Poland in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung mets. This trial began administering drug to subjects in late 2022.
•	WP1066 - In 2022, an investigational new drug (IND) application we filed in the US for a Phase 1 clinical trial studying WP1066 for treating glioblastoma multiforme (GBM) in adults went into effect. Consistent with our strategy of leveraging external funding for many of our clinical trials, we intend to capitalize on external funding opportunities for investigator-initiated clinical trials in adult cancer patients in 2023. We supplied drug product to an externally funded pediatric brain tumor trial with WP1066 up to its conclusion in February 2023.
•	WP1122 - Our Phase 1a clinical trial of WP1122 in the United Kingdom for the treatment of COVID-19 (MB-301) began recruiting in 2022, and we completed the trial in late 2022, establishing an RP2D. We are in the process of completing this trial - locking the database and finalizing a clinical study report (CSR). This RP2D will possibly aid in future externally funded trials for the treatment of certain viruses and cancers as we look for investigator led studies.
•	WP1122 - In 2022, we filed an IND with the FDA that then went into effect, allowing us to proceed with a clinical trial using WP1122 for the treatment of GBM. This may lead to an investigator-initiated trial (IIT) in oncology. Additionally, an investigator independently filed a CTA in Brazil in 2022 to study WP1122 for the treatment of moderate to severe COVID-19. Based on current COVID-19 epidemiology, we do not expect this externally funded trial to be conducted.

Additionally, we are in discussions with research institutions in the US, Asia, and South America regarding possible externally funded trials or programs involving WP1066 and WP1122.

Recent Business Developments

Below are recent business developments.

Annamycin

MB-106 Annamycin in Combination with Cytarabine for the Treatment of AML

On May 2, 2023, we announced successful completion of the first cohort in our Phase 1b portion of our Phase 1b/2 clinical trial using Annamycin in combination with Cytarabine for the treatment of AML (MB-106). In this cohort three subjects were treated, all of whom are believed to be relapsed from multiple prior therapies. Annamycin was dosed at 190 mg/m2, along with Cytarabine at 2.0 g/m2/day for 5 days (total dose of 10g/m2), consistent with the familiar 7+3 regimen. We, at the recommendation of the safety review committee, deemed the first cohort dose as safe and opened the second cohort with the Annamycin dose being increased to 230 mg/m2.

The median of prior therapies for these three subjects were 5 (2 to 7). One of the subjects, who was 78 years of age at the time of the study initiation with 2 prior multi-year therapies, was preliminary recorded as a complete response or CR per the protocol and it was confirmed that the CR was durable after four weeks. The other two subjects were shown to have disease progression. Subjects have already been identified as potential candidates for the second cohort which is now recruiting.

MB-107 Annamycin Monotherapy for the Treatment of STS Lung Mets

In our MB-107 clinical trial treating STS lung mets with Annamycin as monotherapy, thirteen subjects have been recruited to date for this Phase 2 trial and treated at the confirmed Recommended Phase 2 Dose (RP2D) of 330 mg/m2. Two subjects left the study due to infusion related reactions to the initial dose of the study drug. Ten subjects have received two cycles and had their end of cycle 2 scan. One subject has received their initial dose and has not received cycle 2 scans. To date, six or 60% have exhibited stable disease (SD) after receiving two cycles. Three are continuing with the study drug. One such subject has received six cycles after their end of cycle 4 scan exhibited stable disease. For the three subjects with SD not continuing with the study drug, they are being followed for progression free survival and, for all subjects, overall survival is being monitored. This data is preliminary and subject to change.

Other Trial and Publications

The Phase 1b/2 investigator sponsored trial (externally funded) was initiated in Poland in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung mets. This trial has enrolled and treated two subjects with two cycles in the first cohort of the Phase 1b portion of the study. There will be three subjects per cohort with the first cohort treating subjects with 35 mg/m2 of Annamycin per week (3 weeks on and 1 week off per cycle). After two cycles the subjects will receive their end of cycle 2 scan. At the end of two cycles both subjects treated to date demonstrated progressive disease. This is early in where Annamycin is being dosed weekly. Preclinical data demonstrated a benefit to weekly dosing of Annamycin versus traditional chemotherapy dosing of every three weeks.

We announced in April the presentation of positive pharmacokinetics and tissue-organ distribution data demonstrating high antitumor activity of Annamycin in preclinical cancer models, which sponsored research data was presented at the American Association for Cancer Research (AACR) Annual Meeting 2023. In this research, Annamycin demonstrated increased penetration and accumulation in the liver, which correlated with high antitumor activity in HEPA 1-6 hepatocellular carcinoma and CT26 colon cancer liver metastasis models. This poster was presented at the AACR Annual Meeting 2023, which took place April 14-19, 2023, at the Orange County Convention Center in Orlando, FL. The poster titled, Exploration of Annamycin Organotropism to Target Primary and Metastatic Liver Cancers was presented by Rafal Zielinski, Ph.D., Department of Experimental Therapeutics, Division of Cancer Medicine, The University of Texas MD Anderson Cancer Center as part of the Experimental and Molecular Therapeutic Session: “Novel Antitumor Agents, PI3K/AKT Inhibitors, Proteasome Inhibitors, and Topoisomerases.” The poster outlined results from the analysis of the pharmacokinetics of two formulations of Annamycin, liposome formulated drug product (L-ANN) and free Annamycin (ANN), in the liver in comparison with doxorubicin (DOX) and to determine its tumoricidal potential in a hepatocellular carcinoma (HCC) model in situ and in experimental models of liver metastasis.

WP1066

We continue discussions with two US academic institutions and another foreign academic institution for externally funded trials for the use of WP1066 for the treatment of glioblastomas and/or pediatric brain tumors. We expect to finalize agreements in the second quarter with at least one of these institutions and begin trials in the second half of 2023.

WP1122

With the data generated from the MB-301 clinical trial setting an RP2D for WP1122 and additional sponsored research, we continue to explore avenues of external funding for further development of this portfolio.

Corporate

Licensing

WPD Licensing Agreement

Since February 2019, we were party to a sublicense agreement with WPD Pharmaceuticals (WPD), pursuant to which we sublicensed to WPD certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio (as amended, the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, our founder. In March 2023, we and WPD agreed to terminate the WPD Agreement. Pursuant to the termination, we agreed to pay WPD (or its designee) $700,000 in cash and shares of our common stock valued at $800,000. In March 2023, we issued 822,115 shares of common stock to WPD's designee to satisfy this commitment. With the termination of the WPD Agreement, we now have acquired the rights in certain territories previously sub-licensed to WPD to all of our licensed intellectual property, other than the rights related to non-human animals. Additionally, we acquired the in-process research and development that WPD has created during the term of the agreement. As part of this Agreement, WPD assigned their rights and duties to us for the Phase 1b/2 investigator sponsored trial (externally funded) initiated in Poland in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung mets. The approximate value of the grant supporting this investigator sponsored trial is $1.5 million.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$—	$—

Operating expenses:
Research and development	5,687	4,620
General and administrative	2,637	2,422
Depreciation and amortization	30	32
Total operating expenses	8,354	7,074
Loss from operations	(8,354)	(7,074)
Other income:
Gain from change in fair value of warrant liability	39	160
Other income, net	8	5
Interest income, net	392	42
Net loss	$(7,915)	$(6,867)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Research and Development Expense. Research and development (R&D) expense was $5.7 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $1.1 million is mainly related to the WPD sublicense termination.

General and Administrative Expense. General and administrative expense was $2.6 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $0.2 million is mainly related to an increase in regulatory and legal services, and consulting & advisory fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.04 million in the first quarter of 2023 as compared to a net gain of $0.2 million in the first quarter of 2022, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Interest income, net. Interest income, net increased by approximately $0.4 million for the comparable quarterly periods due to rising interest rates during the past year.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(6,017)	$(4,805)
Net cash used in investing activities	—	(6)
Net cash provided by financing activities	141	—
Effect of exchange rate changes on cash and cash equivalents	(4)	12
Net decrease in cash and cash equivalents	$(5,880)	$(4,799)

As of March 31, 2023, there was $0.3 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $6.0 million for the three months ended March 31, 2023. This $1.2 million increase over the prior year period of $4.8 million was primarily due to payments for increased clinical trial activity, costs related to the WPD sublicense termination, and increased consulting, legal, and advisory fees. These are all a reflection of the ongoing clinical and pre-clinical activity and the associated increase in general and administrative support for our three core drug technologies.

Cash provided by financing activities

During the three months ended March 31, 2023, utilizing the Lincoln Park Equity Line, we issued 150,381 shares of common stock (including commitment shares), at an average price of $0.94 per share, resulting in gross proceeds of $0.1 million. Subsequent to March 31, 2023, we issued to Lincoln Park an additional 75,187 shares of common stock, (including commitment shares), at an average price of $0.93 per share, resulting in gross proceeds of $0.1 million.

We believe that our existing cash and cash equivalents as of March 31, 2023 will be sufficient to meet our projected operating requirements, which include a potential increase over our current R&D rate of expenditures, beyond the second quarter of 2024. Such projections are subject to changes in our internally funded preclinical and clinical activities, including unplanned preclinical and clinical activity and potential legal costs. We anticipate incurring operating losses for the next several years as we support the preclinical and clinical activities necessary to prepare our drug candidates for successful out licensing, including our efforts to expand our technologies. These factors raise uncertainties about our ability to fund operations in future years. If we need to raise additional capital in order to continue to execute our business plan, there is no assurance that additional financing will be available when needed or that we will be able to obtain financing on terms acceptable to us. A failure to raise sufficient capital could adversely impact our ability to achieve our intended business objectives and meet our financial obligations as they become due and payable.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. During the three months ended March 31, 2023 and 2022, we have expended approximately $0.5 million and $0.1 million, respectively, in related legal fees and expenses.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies and use of estimates from those disclosed in our Form 10-K for the year ended December 31, 2022. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2022. Except as updated below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

If we fail to satisfy all applicable continued listing requirements of the Nasdaq Capital Market, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “MBRX.” In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum bid price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On May 5, 2023, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. We have 180 days, or until November 1, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. While we may be able to qualify for additional time to attempt to regain compliance, there can be no assurance that we will qualify for additional time to regain compliance, or that we will regain compliance with or without such additional time. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2023, the Company and WPD agreed to terminate the WPD Agreement. Pursuant to the termination, the Company agreed to pay WPD (or its designees) $700,000 in cash and shares of our common stock valued at $800,000. On March 22, 2023, the Company issued 822,115 shares of common stock to WPD (or its designee) to satisfy this commitment. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act.

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

MOLECULIN BIOTECH, INC.

Date: May 10, 2023	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)