Form 10-Q
period 2023-06-30
Moleculin Biotech, Inc.
filed 2023-08-10
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The registrant had 29,810,443 shares of common stock outstanding at August 1, 2023.

Moleculin Biotech, Inc.

Form 10-Q

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$32,172	$43,145
Prepaid expenses and other current assets	3,208	2,451
Total current assets	35,380	45,596
Furniture and equipment, net	229	275
Intangible assets	11,148	11,148
Operating lease right-of-use asset	358	403
Total assets	$47,115	$57,422

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,136	$2,095
Accrued expenses and other current liabilities	2,418	2,724
Total current liabilities	6,554	4,819
Operating lease liability - long-term, net of current portion	291	335
Warrant liability - long-term	2	77
Total liabilities	6,847	5,231
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,789,322 and 28,627,827 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	30	29
Additional paid-in capital	155,957	153,985
Accumulated other comprehensive income	7	12
Accumulated deficit	(115,726)	(101,835)
Total stockholders’ equity	40,268	52,191
Total liabilities and stockholders’ equity	$47,115	$57,422

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	3,888	4,204	9,576	8,824
General and administrative	2,492	3,196	5,129	5,617
Depreciation and amortization	31	34	61	66
Total operating expenses	6,411	7,434	14,766	14,507
Loss from operations	(6,411)	(7,434)	(14,766)	(14,507)
Other income:
Gain from change in fair value of warrant liability	36	603	75	763
Other income, net	9	15	17	20
Interest income, net	390	39	783	80
Net loss	$(5,976)	$(6,777)	$(13,891)	$(13,644)

Net loss per common share - basic and diluted	$(0.20)	$(0.24)	$(0.48)	$(0.48)
Weighted average common shares outstanding, basic and diluted	29,688,862	28,583,014	29,222,012	28,580,689

Net Loss	$(5,976)	$(6,777)	$(13,891)	$(13,644)
Other comprehensive loss:
Foreign currency translation	(1)	(31)	(5)	(19)
Comprehensive loss	$(5,977)	$(6,808)	$(13,896)	$(13,663)

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,891)	$(13,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61	66
Stock-based compensation	1,012	1,041
License rights expense settled in stock	772	—
Change in fair value of warrant liability	(75)	(763)
Operating lease, net	104	84
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(757)	(1,729)
Accounts payable	2,041	1,820
Accrued expenses and other current liabilities	(410)	319
Net cash used in operating activities	(11,143)	(12,806)
Cash flows from investing activities:
Purchase of fixed assets	(15)	(67)
Net cash used in investing activities	(15)	(67)
Cash flows from financing activities:
Payment of tax liability for vested restricted stock units	(21)	(12)
Proceeds from sale of common stock, net of issuance costs	211	—
Net cash (used in) provided by financing activities	190	(12)
Effect of exchange rate changes on cash and cash equivalents	(5)	(19)
Net decrease in cash and cash equivalents	(10,973)	(12,904)
Cash and cash equivalents, - beginning of period	43,145	70,903
Cash and cash equivalents, - end of period	$32,172	$57,999

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2022	28,627,827	$29	$153,985	$(101,835)	$12	$52,191
Issuance of common stock with equity purchase agreement	150,381	—	141	—	—	141
Common stock issued for license rights	822,115	1	771	—	—	772
Stock-based compensation	—	—	499	—	—	499
Net loss	—	—	—	(7,915)	—	(7,915)
Cumulative translation adjustment	—	—	—	—	(4)	(4)
Balance, March 31, 2023	29,600,323	$30	$155,396	$(109,750)	$8	$45,684
Issuance of common stock with equity purchase agreement	75,187	—	69	—	—	69
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	113,812	—	(21)	—	—	(21)
Stock-based compensation	—	—	513	—	—	513
Consolidated net loss	—	—	—	(5,976)	—	(5,976)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balance, June 30, 2023	29,789,322	$30	$155,957	$(115,726)	$7	$40,268

	Six Months Ended June 30, 2022
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2021	28,578,338	$29	$151,733	$(72,810)	$41	$78,993
Stock-based compensation	—	—	527	—	—	527
Net loss	—	—	—	(6,867)	—	(6,867)
Cumulative translation adjustment	—	—	—	—	12	12
Balance, March 31, 2022	28,578,338	$29	$152,260	$(79,677)	$53	$72,665
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	28,368	—	(12)	—	—	(12)
Stock-based compensation	—	—	514	—	—	514
Consolidated net loss	—	—	—	(6,777)	—	(6,777)
Cumulative translation adjustment	—	—	—	—	(31)	(31)
Balance, June 30, 2022	28,606,706	$29	$152,762	$(86,454)	$22	$66,359

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The terms "MBI" or "the Company", "we", "our", and "us" are used herein to refer to Moleculin Biotech, Inc. MBI is a Phase 2 clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with clinical programs for hard-to-treat cancers and viruses. The Company has three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial, based substantially on discoveries made at and licensed from The University of Texas System on behalf of the MD Anderson Cancer Center (MD Anderson) in Houston, Texas. The Company has two wholly owned subsidiaries, Moleculin Australia Pty. Ltd., which was set up to perform certain preclinical development and Moleculin Amsterdam B.V., which acts as its legal representative for clinical trials in Europe. The Company utilizes its own internal resources and funds to conduct some of these trials and also has trials being conducted via physician-sponsored trials. The physician-sponsored trials utilize primarily external funds, such as grant funds, which are not presented in these financial statements. The Company does not have manufacturing facilities and all manufacturing activities are contracted out to third parties. Additionally, the Company does not have a sales organization. The Company’s overall strategy is to seek potential out-licensing or outsourcing opportunities with development/commercialization strategic partners who are better suited for the marketing, sales and distribution of its drugs, if approved.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the significant accounting policies during the six months ended June 30, 2023.

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

Going Concern - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of  June 30, 2023, the Company had an accumulated deficit of $115.7 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $32.2 million as of June 30, 2023 is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company  may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

 In March 2022, the Company received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are the Company's officers or directors) and entities, and materials related to the development of and statements regarding the Company's drug candidate for the treatment of COVID-19. The Company has received, and expects to continue to receive, periodic further requests from the SEC staff with respect to this matter. The Company is not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that it has made, the Company believes in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to the Company states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. The Company expensed approximately $0.4 million and $0.8 million in related general and administrative fees and expenses for the three months ended  June 30, 2023 and 2022, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. The Company is in the process of filing a claim with its insurance carriers related to this loss which may cover a portion of the related expenses but not all. The claim is currently under review by the insurance company. The claim has not yet been approved nor has a reimbursement amount been determined. Accordingly, the Company has not recorded any provision for insurance reimbursement. The Company expects to record the insurance reimbursement at the time that the amount to be reimbursed is determined and approved by the insurance carrier.

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

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (table in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance and other	$1,220	$1,028
Prepaid sponsored research	1,073	600
Vendor prepayments and deposits	903	801
Non-trade receivables	7	2
Related party receivables	5	20
Total prepaid expenses and other current assets	$3,208	$2,451

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

The following table provides the financial liabilities reported at fair value and measured on a recurring basis at June 30, 2023 and December 31, 2022 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of June 30, 2023:	$2	$—	$—	$2
Fair value of warrant liability as of December 31, 2022:	$77	$—	$—	$77

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

Three Months Ended June 30, 2023	Warrant Liability Long-Term
Balance, March 31, 2023	$38
Change in fair value - net	(36)
Balance, June 30, 2023	$2

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of  December 31, 2022 and then is adjusted for changes in fair value that occurred during the six months ended June 30, 2023. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and  may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Six Months Ended June 30, 2023	Warrant Liability Long-Term
Balance, December 31, 2022	$77
Change in fair value - net	(75)
Balance, June 30, 2023	$2

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended June 30, 2023 and 2022, approximately 6.4 million and 4.9 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the six months ended June 30, 2023 and 2022, approximately 6.3 million and 4.8 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

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

The assumptions used in determining the fair value of the Company's outstanding liability classified warrants are as follows:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.8% to 5.5%	4.2% to 4.8%
Volatility	61.1% to 70.9%	63.1% to 76.3%
Expected life (years)	0.1 to 2.1	0.1 to 2.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the six months ended June 30, 2023 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2023	2,656,296	$6.30	$16.80	$9.49	1.7
Expired warrants	(26,914)	$13.92	$16.80	$16.22	—
Balance at June 30, 2023	2,629,382	$6.30	$16.80	$9.42	1.2
Exercisable at June 30, 2023	2,629,382	$6.30	$16.80	$9.42	1.2

For a summary of the changes in fair value associated with the Company's warrant liability for the six months ended June 30, 2023, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

Equity Classified Warrants

In June 2023, the Company granted equity-classified warrants to purchase 150,000 shares of common stock with a ten-year term and an exercise price of $0.60 vesting annually over four years while services are being performed.

At June 30, 2023, the Company had 796,501 equity classified warrants outstanding and 420,509 warrants were exercisable. At  December 31, 2022, the Company had 646,501 equity classified warrants outstanding and 400,859 warrants were exercisable.

The Company recorded stock compensation expense for the non-employee consulting agreements of $46,000 and $83,000 for the three months ended  June 30, 2023 and 2022, respectively, and $92,000 and $166,000 for the six months ended June 30, 2023 and 2022, respectively. At  June 30, 2023, there was $410,000 of unrecognized stock compensation expense related to the Company's equity classified warrants.

4. Equity

Lincoln Park Equity Line

During the six months ended June 30, 2023, pursuant to the 2021 Lincoln Park purchase agreement, the Company issued to Lincoln Park 225,568 shares of common stock for gross proceeds of $0.2 million. The 2021 Lincoln Park Agreement, which has $19.8 million available as of June 30, 2023, terminates in June 2024.

Other Components of Equity

In March 2023, the Company and WPD agreed to terminate the WPD Agreement. Pursuant to the termination, the Company agreed to pay WPD (or its designees) $700,000 in cash and shares of its common stock valued at $800,000. In  March 2023, the Company issued 822,115 shares of common stock to WPD (or its designee) as part of satisfying this commitment. See Note 6 - Commitments and Contingencies. In addition, during the six months ended June 30, 2023, the Company issued 113,812 shares of common stock related to the vesting of restricted stock units.

Stock-Based Compensation and Outstanding Awards

The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, and stock appreciation rights to employees, non-employee directors and consultants. In May 2023 and 2022, the 2015 Stock Plan (the Plan) was amended to authorize an additional 1,750,000 shares and 2,000,000 shares, respectively, such that 5,500,000 total shares may be issued under the Plan. As of June 30, 2023, there were 26,919 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022, respectively, is as follows (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$379	$350	$748	$711
Research and development	134	164	264	330
Total stock-based compensation expense	$513	$514	$1,012	$1,041

During the six months ended June 30, 2023, the Company granted 1,496,000 stock options with a weighted average fair value of $0.49 per share and 979,376 shares of restricted stock units with a weighted average fair value of $0.60 per share. These stock options have a weighted average exercise price of $0.60 and vest over a one to four year period from the grant date on a straight-line basis over the requisite service period. The restricted stock units vest annually in four equal installments.

5. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2023 as a result of the losses recorded during the three and six months ended June 30, 2023 and the additional losses expected for the remainder of 2023 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of June 30, 2023 and  December 31, 2022 the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 is nil. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants, Internal Revenue Code Section 162(m) limitations and ISO activity, as well as the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

6. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of June 30, 2023.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three and six months ended June 30, 2023 and 2022, respectively (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$33	$29	$65	$58
Variable lease cost	7	7	14	14
Total	$40	$36	$79	$72

In June 2022, the Company extended the lab lease until September 30, 2027, with no further right or option to renew. The Company recorded approximately $12,000 and $10,000 in sublease income from a related party for the three months ended June 30, 2023 and 2022, respectively, and $25,000 and $21,000 for the six months ended June 30, 2023 and 2022, respectively. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $38,000 and $35,000 for the three months ended  June 30, 2023 and 2022, respectively, and $75,000 and $70,000 for the six months ended June 30, 2023 and 2022, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $64,000 and $56,000 for the three months ended June 30, 2023 and 2022, respectively, and $129,000 and $133,000 for the six months ended June 30, 2023 and 2022, respectively.

HPI - The Company has two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI) with total expenses of $59,000 for each of the three months ended June 30, 2023 and 2022, respectively, and $117,000 for the six months ended June 30, 2023 and 2022, respectively.

Sponsored Research Agreements - The Company has a sponsored research agreement with MD Anderson expiring December 31, 2024. In June 2023 and April 2023, the Company entered into amendments to the Sponsored Research Agreement with MD Anderson for total payments of $0.8 million to support the continuation of the project. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. The expenses recognized under the agreements were $176,000 and $313,000 for the three months ended June 30, 2023 and 2022, respectively, and $331,000 and $500,000 for the six months ended June 30, 2023 and 2022, respectively.

License Terminations

The Company was party to a sublicense agreement with WPD Pharmaceuticals (WPD), pursuant to which it sublicensed to WPD certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio (as amended, the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, the Company's founder. In March 2023, the Company and WPD agreed to terminate the WPD Agreement and agreed to pay WPD (or its designee) $700,000 in cash and shares of its common stock valued at $800,000. In  March 2023, the Company issued 822,115 shares of common stock to WPD's designee as part of satisfying this commitment. With the termination of the WPD Agreement, the Company now has acquired the rights in certain territories previously sub-licensed to WPD to all of its licensed intellectual property, other than the rights related to non-human animals. Additionally, the Company acquired the in-process research and development that WPD has created during the term of the agreement.

In February 2022, the Company and Exploration Invest Pte Ltd. (Exploration) entered into a license termination agreement pursuant to which the Company agreed to pay Exploration $400,000 to terminate certain License Agreements and extend confidentiality requirements until the 10-year anniversary of the license termination agreement. Total expenses, reflected in research and development expenses, related to the Company's license terminations were $1.5 million and $0.4 million for the three and six months ended June 30, 2023 and 2022, respectively.

7. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, see below for a discussion of subsequent events occurring after June 30, 2023.

In August 2023, the Company entered into an agreement with an entity to provide services. In connection with the services to be provided, the Company agreed to issue the entity a five-year warrant to purchase up to 100,000 shares of Company common stock with an exercise price of $0.62, which was equal to the market price of the Company's common stock on the effective date of the agreement. The warrant vests based on performance of certain services.

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

Our Core Technologies

Our core technologies consist of the following:

a) Annamycin or L-Annamycin is a “next generation” anthracycline designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and to be non-cardiotoxic and has shown no cardiotoxicity in subjects treated in clinical trials to date. Furthermore, we have demonstrated safe dosing beyond the dose limitations imposed by regulatory authorities upon currently prescribed anthracyclines due to their inherent cardiotoxicity;

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

In discussions regarding Annamycin’s lack of cardiotoxicity, we rely on our expert's assessment of certain clinical trial subject data including LVEF, ECHO strain analyses, and cardiac biomarkers – troponins I & T and our pre-clinical and clinical data, some of which are preliminary and subject to change.

Our Focus

We are focused on internally funded development of:

1) Annamycin for the treatment of Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases or STS lung mets)

2) Annamycin in combination with Cytarabine (also known as Ara-C, the combination with Annamycin is referred to as AnnAraC) for the treatment of Relapsed or Refractory Acute Myeloid Leukemia (R/R AML or AML).

3) A better formulation for delivery of WP1066 to further support current and possibly future externally funded oncology clinical trials.

We have also recently established a Recommended Phase 2 Dose (RP2D) for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through several externally funded clinical trials and primarily externally funded non-clinical research, with the potential for further studies in the near-term.

Our Clinical Trials

In the US and Europe, since our inception, we or independent investigators have approval to begin, are currently conducting or have completed eleven internally or externally funded clinical trials for four of our drug candidates – Annamycin, WP1066, WP1220, and WP1122. All clinical trials are or were in the Phase 1 or 2 stage. During 2021, we had four active clinical trials evaluating either Annamycin or WP1066 in the US and Europe. This increased to six active or recently completed trials in 2022 involving Annamycin, WP1066, and WP1122. In 2021 and 2022, there were five “right-to-try” (or their foreign equivalent) uses of Annamycin and WP1066. Three of the six clinical trials active in 2022 are internally funded trials of Annamycin and one is an internally funded Phase 1 clinical trial for WP1122 establishing an RP2D.

Moving into 2023, we are actively recruiting in three clinical trials in a Phase 1b or Phase 2 stage and have recently concluded one trial. These three currently active clinical trials are open label so we intend to periodically announce human activity that is being demonstrated in these trials during 2023. In February 2023, the externally funded Phase 1 clinical trial with WP1066 for the treatment of pediatric brain tumors concluded. We expect up to two externally funded Phase 1b/2 clinical trials for WP1066 in the treatment of GBM and other brain tumors in 2023. One more pediatric clinical trial may occur later subject to the results of the other two possible clinical trials.

During 2022 and 2023, we or independent investigators filed applications, began recruiting or are currently recruiting for six internally or externally funded clinical trials in the US and Europe.

•	Annamycin - A clinical trial application (CTA) in Poland for a Phase 1b/2 trial of Annamycin in combination with Cytarabine for the treatment of AML (MB-106) was allowed in 2022. This trial was later approved to expand into Italy in 2022 and dosing subjects began there in March 2023. With preclinical data in mice demonstrating a 68% improvement in activity in AML with AnnAraC over Annamycin alone and having concluded our single agent trials of Annamycin in AML showing 80% activity in the highest dosing cohort we are now focusing our efforts in AML exclusively on this combination trial.
•	Annamycin - We are currently in a Phase 2 clinical trial using Annamycin for the treatment of STS lung mets (MB-107). This multicenter trial is being conducted in the US, with the Phase 2 portion expected to recruit up to 25 subjects.
•	Annamycin - An investigator sponsored trial (externally funded) was initiated in Poland in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung mets. This trial began administering drug to subjects in late 2022.
•	WP1066 - In 2022, an investigational new drug (IND) application we filed in the US for a Phase 1 clinical trial studying WP1066 for treating glioblastoma multiforme (GBM) in adults went into effect. Consistent with our strategy of leveraging external funding for many of our clinical trials, we intend to capitalize on external funding opportunities for investigator-initiated clinical trials in adult cancer patients in 2023. We supplied drug product to an externally funded pediatric brain tumor trial with WP1066 up to its conclusion in February 2023.
•	WP1122 - Our Phase 1a clinical trial of WP1122 in the United Kingdom for the treatment of COVID-19 (MB-301) began recruiting in 2022, and we completed the trial in late 2022, establishing an RP2D. We are in the process of completing this trial - locking the database and finalizing a clinical study report (CSR). This RP2D will possibly aid in future externally funded trials for the treatment of certain viruses and cancers as we look for investigator led studies.
•	WP1122 - In 2022, we filed an IND with the FDA that then went into effect, allowing us to proceed with a clinical trial using WP1122 for the treatment of GBM. This may lead to an investigator-initiated trial (IIT) in oncology. Additionally, an investigator independently filed a CTA in Brazil in 2022 to study WP1122 for the treatment of moderate to severe COVID-19 (Clinicaltrials.gov ID: NCT NCT05365321). We do not expect this externally funded trial to be conducted.

Additionally, we are in discussions with research institutions in the US, Asia, and South America regarding possible externally funded trials or programs involving WP1066 and WP1122.

Recent Business Developments

Below are recent business developments.

Annamycin

MB-106 Annamycin in Combination with Cytarabine for the Treatment of AML (“5+3 Therapy”)

On May 2, 2023, we announced successful completion of the first cohort in our Phase 1b portion of our Phase 1b/2 clinical trial using Annamycin in combination with Cytarabine for the treatment of AML (MB-106). This study is utilizing a “5+3” regimen where Annamycin is administered with the three days of infusion along with the five days of infusion of Cytarabine. This combination strategy is similar to the familiar “7+3” induction therapy that is considered to be a standard of care in AML, where seven days of Cytarabine infusions are paired with 3 days of an approved anthracycline (typically, daunorubicin). In the first cohort three subjects were treated, all of whom were relapsed from multiple prior therapies. Annamycin was dosed at 190 mg/m2, along with Cytarabine at 2.0 g/m2/day for 5 days (total dose of 10g/m2. We, at the recommendation of the safety review committee, deemed the first cohort dose as safe and opened the second cohort with the Annamycin dose being increased to 230 mg/m2.

The median of prior therapies for these three subjects were 5 (1 to 7). One of the subjects, who was 78 years of age at the time of the study initiation and enrolled after a single prior multi-year therapy, achieved a CR that has continued to be durable at five months. The other two subjects were shown to have disease progression.

On August 7, 2023, we successfully completed the second cohort at 230 mg/m2 of Annamycin in this combination study. Four subjects were treated in this cohort, one who is believed to be relapsed from one or more prior therapies and three of whom are believed to be refractory from up to three prior therapies. One subject was replaced due to a Serious Adverse Event (SAE) experienced on Day 1 of dosing. The SAE was determined to be unrelated to Annamycin and definitively related to Cytarabine. We, at the recommendation of the safety review committee, deemed the second cohort dose as safe and opened recruitment, including for both first line therapy and for subjects who are refractory to or relapsed after induction therapy, to the Phase 2 portion of the trial.

The median of prior therapies for the three evaluable subjects in the second cohort were two (one to three) and the median age was 67. One of the subjects, who was 64 years of age at the time of the study initiation with one prior therapy, was preliminary recorded as a complete response with an incomplete recovery of the bone marrow or CRi per the protocol. The other two subjects were shown to have disease progression.

This brings the total CR or CRi out of the Phase 1b portion of this combination trial to two out of six subjects or 33%. The median age of these subjects was 66.

All data presented above from the MB-106 trial are preliminary and subject to change.

MB-107 Annamycin Monotherapy for the Treatment of STS Lung Mets

In our MB-107 Phase 2 clinical trial treating STS lung mets with Annamycin as monotherapy, fifteen subjects have been enrolled and treated. Thirteen subjects have been treated with at least two cycles of therapy at the confirmed Recommended Phase 2 Dose (RP2D) of 330 mg/m2 and are evaluable for efficacy. One subject was withdrawn from the study prior to receiving a scan due to the clinician’s assessment. Per the protocol, follow-up imaging or scans and RECIST evaluation is required for a subject to be included in the efficacy population. One subject is pending initiation of the cycle 2 treatment.

Including the three subjects treated at the same dose in the Phase 1b portion of this trial, this equates to fifteen total subjects measurable for efficacy at the 330 mg/m2 dose level. Including all measurable subjects at all dose levels in the Phase 1b portion of the trial, there have been thirty-one subjects treated with at least one cycle in this study and twenty-six have received two cycles of treatment. For these subjects, the median time to entering the MB107 trial from the time of initial diagnosis is estimated to be approximately 20 months, and these subjects have been mostly heavily treated previously for STS lung mets prior to entering our study.

To date, 67% of the fifteen subjects receiving 330 mg/m2 and that have received end of cycle 2 scans in Phase 1b and Phase 2 have exhibited stable disease (SD) after receiving two cycles. We have one subject in the study who has not received end of cycle 2 scans and remains to be evaluated. Of the thirty-one subjects in the Phase 1b and Phase 2 portions of the study, 73% (n=26) have exhibited stable disease (SD) after receiving two cycles. Some subjects are continuing with the study so stable disease continues to be monitored, and overall survival is being followed for the study. We plan a more in-depth presentation of the topline data on progression free survival, overall survival after entering our study, overall survival, and other data on this study in the third quarter of this year.

All data presented above from the MB-107 trial are preliminary and subject to change.

WP1066

We continue discussions with two US academic institutions and another foreign academic institution for externally funded trials for the use of WP1066 for the treatment of glioblastomas and/or pediatric brain tumors. We expect to finalize agreements with Northwestern University and FDA filings in the second half of this year (Clinicaltrials.gov ID: NCT05879250). We do not expect the pediatric study to begin until an adult brain tumor trial commences and generates additional data.

Regarding an intravenous formula for WP1066, we continue to work towards and we believe we will be able to announce progress regarding an IV formulation by the end of 2023.

WP1122

With the data generated from the MB-301 clinical trial setting an RP2D for WP1122 and additional sponsored research, we continue to explore avenues of external funding for further development of this portfolio.

Other Trials and Publications

Externally Funded Annamycin Trial

A Phase 1b/2 investigator sponsored trial (externally funded) was initiated in Poland in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung mets. This trial has enrolled and treated two subjects with two cycles in the first cohort of the Phase 1b portion of the study. There will be three subjects per cohort with the first cohort treating subjects with 35 mg/m2 of Annamycin per week (3 weeks on and 1 week off per cycle). After two cycles the subjects will receive their end of cycle 2 scan. At the end of two cycles both subjects treated to date demonstrated progressive disease. Preclinical data demonstrated a benefit to weekly dosing of Annamycin versus traditional chemotherapy dosing of every three weeks.

Publication of Data from Successful European Phase 1 Trial Evaluating Annamycin as Single Agent Treatment of Relapsed or Refractory AML

On July 13, 2023, we announced the publication of data from our completed MB-105 European Phase 1 clinical trial assessing the safety and efficacy of Annamycin as a single agent for the treatment of adults with relapsed or refractory AML. The manuscript titled, “Results of a Phase 1 Study of Liposomal Annamycin for the Treatment of Relapsed or Refractory AML Patients After Induction Therapy,” was published in the peer-reviewed British Journal of Cancer Research.

AACR Annamycin Presentation

We announced in April 2023 a presentation at the American Association for Cancer Research (AACR) Annual Meeting 2023 of positive pharmacokinetics and tissue-organ distribution data demonstrating high antitumor activity of Annamycin in preclinical cancer models, such data was based on research sponsored by us. In this research, Annamycin demonstrated increased penetration and accumulation in the liver, which correlated with high antitumor activity in HEPA 1-6 hepatocellular carcinoma and CT26 colon cancer liver metastasis models. This poster was presented at the AACR Annual Meeting 2023, which took place April 14-19, 2023, at the Orange County Convention Center in Orlando, FL. The poster titled, Exploration of Annamycin Organotropism to Target Primary and Metastatic Liver Cancers was presented by Rafal Zielinski, Ph.D., Department of Experimental Therapeutics, Division of Cancer Medicine, The University of Texas MD Anderson Cancer Center as part of the Experimental and Molecular Therapeutic Session: “Novel Antitumor Agents, PI3K/AKT Inhibitors, Proteasome Inhibitors, and Topoisomerases.” The poster outlined results from the analysis of the pharmacokinetics of two formulations of Annamycin, liposome formulated drug product (L-ANN) and free Annamycin (ANN), in the liver in comparison with doxorubicin (DOX) and to determine its tumoricidal potential in a hepatocellular carcinoma (HCC) model in situ and in experimental models of liver metastasis.

During the June 2023 meeting of the IV World Congress of Polish Physicians in Olsztyn, Poland. Dr. Waldemar Priebe, Chair of our Science Advisory Board was invited to lecture. He presented the above referenced AACR presentation “Discovery and Development of Novel Organotropic Anticancer Therapies”.

Corporate

Licensing

WPD Licensing Agreement

Since February 2019, we were party to a sublicense agreement with WPD Pharmaceuticals (WPD), pursuant to which we sublicensed to WPD certain intellectual property rights, including rights to Annamycin, our WP1122 portfolio, and our WP1066 portfolio (as amended, the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, our founder. In March 2023, we and WPD agreed to terminate the WPD Agreement. Pursuant to the termination, we agreed to pay WPD (or its designee) $700,000 in cash and shares of our common stock valued at $800,000. In March 2023, we issued 822,115 shares of common stock to WPD's designee as part of the satisfaction of this commitment. With the termination of the WPD Agreement, we now have acquired the rights in certain territories previously sub-licensed to WPD to all of our licensed intellectual property, other than the rights related to non-human animals. Additionally, we acquired the in-process research and development that WPD has created during the term of the agreement. As part of this Agreement, WPD assigned their rights and duties to us for the Phase 1b/2 investigator sponsored trial (externally funded) initiated in Poland in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung mets. The approximate value of the grant supporting this investigator sponsored trial is $1.5 million.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	3,888	4,204	9,576	8,824
General and administrative	2,492	3,196	5,129	5,617
Depreciation and amortization	31	34	61	66
Total operating expenses	6,411	7,434	14,766	14,507
Loss from operations	(6,411)	(7,434)	(14,766)	(14,507)
Other income:
Gain from change in fair value of warrant liability	36	603	75	763
Other income, net	9	15	17	20
Interest income, net	390	39	783	80
Net loss	$(5,976)	$(6,777)	$(13,891)	$(13,644)

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Research and Development Expense. Research and development (R&D) expense was $3.9 million and $4.2 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.3 million is mainly related to the timing of costs incurred for clinical trials and timing of sponsored research payments.

General and Administrative Expense. General and administrative expense was $2.5 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.7 million is mainly related to a decrease in regulatory and legal services, and consulting & advisory fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.04 million in the second quarter of 2023 as compared to a net gain of $0.6 million in the second quarter of 2022, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Interest income, net. Interest income, net increased by approximately $0.4 million for the comparable quarterly periods due to rising interest rates during the past year.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Research and Development Expense. Research and development (R&D) expense was $9.6 million and $8.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $0.8 million is mainly related to the WPD sublicense termination, which enabled the reacquisition of our intellectual property rights in certain territories including parts of the European Union.

General and Administrative Expense. General and administrative expense was $5.1 million and $5.6 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $0.5 million is mainly related to a decrease in regulatory and legal services, and consulting & advisory fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.08 million in the six months ended June 30, 2023 as compared to a net gain of $0.8 million in the six months ended June 30, 2022, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Interest income, net. Interest income, net increased by approximately $0.7 million for the comparable quarterly periods due to rising interest rates during the past year.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(11,143)	$(12,806)
Net cash used in investing activities	(15)	(67)
Net cash (used in) provided by financing activities	190	(12)
Effect of exchange rate changes on cash and cash equivalents	(5)	(19)
Net decrease in cash and cash equivalents	$(10,973)	$(12,904)

As of June 30, 2023, there was $0.3 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $11.1 million for the six months ended June 30, 2023. This $1.7 million decrease over the prior year period of $12.8 million was primarily due to an increase in accounts payable and license rights settled in stock.

Cash provided by financing activities

During the six months ended June 30, 2023, utilizing the Lincoln Park Equity Line, we issued 225,568 shares of common stock (including commitment shares), at an average price of $0.94 per share, resulting in gross proceeds of $0.2 million.

We believe that our existing cash and cash equivalents as of June 30, 2023 will be sufficient to fund our planned operations, which include our current Phase 2 clinical programs and preparations for future clinical trials, into the third quarter of 2024, without the issuance of additional equity for cash. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations. We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. We cannot be certain that such events or a combination thereof can be achieved.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. We expensed approximately $0.4 million and $0.8 million in related general and administrative fees and expenses for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A in our prior quarterly reports on Form 10-Q filed during this fiscal year. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A in our prior quarterly reports on Form 10-Q filed during this fiscal year, as filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2023, the Company issued warrants to purchase 150,000 shares of common stock with an exercise price of $0.60 per share to two entities providing consulting services, which warrants will vest annually over four years while services are being performed. The foregoing securities were issued pursuant to Section4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	2015 Stock Plan of Moleculin Biotech, Inc. as amended, and forms of award agreements thereunder (incorporated by reference to exhibit 4.5 of the Form S-8 file number 333-272814)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

Date: August 10, 2023	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)