Form 10-Q
period 2023-09-30
Moleculin Biotech, Inc.
filed 2023-11-13
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The registrant had 29,810,443 shares of common stock outstanding at November 1, 2023.

Moleculin Biotech, Inc.

Form 10-Q

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$24,579	$43,145
Prepaid expenses and other current assets	3,024	2,451
Total current assets	27,603	45,596
Furniture and equipment, net	225	275
Intangible assets	11,148	11,148
Operating lease right-of-use asset	547	403
Total assets	$39,523	$57,422

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,008	$2,095
Accrued expenses and other current liabilities	1,880	2,724
Total current liabilities	3,888	4,819
Operating lease liability - long-term, net of current portion	496	335
Warrant liability - long-term	1	77
Total liabilities	4,385	5,231
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,810,443 and 28,627,827 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	30	29
Additional paid-in capital	156,446	153,985
Accumulated other comprehensive income (loss)	(3)	12
Accumulated deficit	(121,335)	(101,835)
Total stockholders’ equity	35,138	52,191
Total liabilities and stockholders’ equity	$39,523	$57,422

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	3,280	5,965	12,855	14,790
General and administrative	2,635	3,087	7,765	8,704
Depreciation and amortization	32	32	92	98
Total operating expenses	5,947	9,084	20,712	23,592
Loss from operations	(5,947)	(9,084)	(20,712)	(23,592)
Other income:
Gain from change in fair value of warrant liability	1	421	76	1,184
Other income, net	13	19	30	39
Interest income, net	324	33	1,106	114
Net loss	$(5,609)	$(8,611)	$(19,500)	$(22,255)

Net loss per common share - basic and diluted	$(0.19)	$(0.30)	$(0.66)	$(0.78)
Weighted average common shares outstanding, basic and diluted	29,809,236	28,627,610	29,419,904	28,596,501

Net Loss	$(5,609)	$(8,611)	$(19,500)	$(22,255)
Other comprehensive loss:
Foreign currency translation	(10)	(19)	(15)	(38)
Comprehensive loss	$(5,619)	$(8,630)	$(19,515)	$(22,293)

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,500)	$(22,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92	98
Stock-based compensation	1,505	1,740
License rights expense settled in stock	772	—
Change in fair value of warrant liability	(76)	(1,184)
Operating lease, net	105	96
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(573)	(1,507)
Accounts payable	(87)	2,204
Accrued expenses and other current liabilities	(932)	425
Net cash used in operating activities	(18,694)	(20,383)
Cash flows from investing activities:
Purchase of fixed assets	(43)	(67)
Net cash used in investing activities	(43)	(67)
Cash flows from financing activities:
Payment of tax liability for vested restricted stock units	(25)	(23)
Proceeds from sale of common stock, net of issuance costs	211	—
Net cash provided by (used in) provided by financing activities	186	(23)
Effect of exchange rate changes on cash and cash equivalents	(15)	(38)
Net decrease in cash and cash equivalents	(18,566)	(20,511)
Cash and cash equivalents, - beginning of period	43,145	70,903
Cash and cash equivalents, - end of period	$24,579	$50,392

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2022	28,627,827	$29	$153,985	$(101,835)	$12	$52,191
Issuance of common stock with equity purchase agreement	150,381	—	141	—	—	141
Common stock issued for license rights	822,115	1	771	—	—	772
Stock-based compensation	—	—	499	—	—	499
Net loss	—	—	—	(7,915)	—	(7,915)
Cumulative translation adjustment	—	—	—	—	(4)	(4)
Balance, March 31, 2023	29,600,323	$30	$155,396	$(109,750)	$8	$45,684
Issuance of common stock with equity purchase agreement	75,187	—	69	—	—	69
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	113,812	—	(21)	—	—	(21)
Stock-based compensation	—	—	513	—	—	513
Consolidated net loss	—	—	—	(5,976)	—	(5,976)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balance, June 30, 2023	29,789,322	$30	$155,957	$(115,726)	$7	$40,268
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	21,121	—	(4)	—	—	(4)
Stock-based compensation	—	—	493	—	—	493
Consolidated net loss	—	—	—	(5,609)	—	(5,609)
Cumulative translation adjustment	—	—	—	—	(10)	(10)
Balance, September 30, 2023	29,810,443	$30	$156,446	$(121,335)	$(3)	$35,138

	Nine Months Ended September 30, 2022
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2021	28,578,338	$29	$151,733	$(72,810)	$41	$78,993
Stock-based compensation	—	—	527	—	—	527
Net loss	—	—	—	(6,867)	—	(6,867)
Cumulative translation adjustment	—	—	—	—	12	12
Balance, March 31, 2022	28,578,338	$29	$152,260	$(79,677)	$53	$72,665
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	28,368	—	(12)	—	—	(12)
Stock-based compensation	—	—	514	—	—	514
Consolidated net loss	—	—	—	(6,777)	—	(6,777)
Cumulative translation adjustment	—	—	—	—	(31)	(31)
Balance, June 30, 2022	28,606,706	$29	$152,762	$(86,454)	$22	$66,359
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	21,121	—	(11)	—	—	(11)
Stock-based compensation	—	—	699	—	—	699
Consolidated net loss	—	—	—	(8,611)	—	(8,611)
Cumulative translation adjustment	—	—	—	—	(19)	(19)
Balance, September 30, 2022	28,627,827	$29	$153,450	$(95,065)	$3	$58,417

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

On May 5, 2023, the Company received a letter from the Nasdaq Capital Market (Nasdaq) notifying the Company that for the prior 30 consecutive business days the bid price for the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). The deficiency letter did not result in the immediate delisting of the Company's common stock from the Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was  provided an initial period of 180 calendar days, until  November 1, 2023, to regain compliance with the Bid Price Rule. In addition, the Company was required to notify Nasdaq of its intent to cure the minimum bid price deficiency, which  may include, if necessary, implementing a reverse stock split.

On November 2, 2023, the Company received a 180-calendar day extension, until  April 29, 2024, from the Nasdaq to regain compliance with Bid Price Rule. The Company will continue to monitor the closing bid price of its common stock and plans to pursue available options to regain compliance with the Bid Price Rule, including potentially the Company’s Board of Directors authorizing a reverse stock split, as discussed further below. If the Company authorizes a reverse stock split, it will plan to effectuate the split no later than ten business days prior to the end of the extension in order to timely regain compliance. If, at any time before April 29, 2024, the bid price for the Company's common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Nasdaq Staff will provide written notification to the Company that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(G).

On October 3, 2023, the Company held a Special Meeting of Stockholders (the "Special Meeting"). The Company's stockholders granted the Board of Directors the authority to effect an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock, at a reverse stock split ratio of between 1-for-5 and 1-for-20 as determined by the Board in its sole discretion, prior to the one-year anniversary of the Special Meeting. The Board of Directors has taken no action with regard to this matter.

If the Company does not regain compliance with the Bid Price Rule by April 29, 2024, the Nasdaq Staff will provide written notification to the Company that its common stock  may be delisted. The Company would then be entitled to appeal the Nasdaq Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. There can be no assurance that, if the Company does appeal a delisting determination by the Nasdaq Staff to the NASDAQ Listing Qualifications Panel, that such appeal would be successful. There can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2023.

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

Going Concern - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of  September 30, 2023, the Company had an accumulated deficit of $121.3 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $24.6 million as of September 30, 2023 is sufficient to fund its planned operations into but not beyond the near term. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company  may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.

 In March 2022, the Company received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are the Company's officers or directors) and entities, and materials related to the development of and statements regarding the Company's drug candidate for the treatment of COVID-19. The Company has received, and expects to continue to receive, periodic further requests from the SEC staff with respect to this matter. The Company is not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that it has made, the Company believes in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to the Company states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. The Company expensed approximately $0.4 million and $1.1 million in related general and administrative fees and expenses for the three months ended  September 30, 2023 and 2022, respectively, and $1.4 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively. The Company is in the process of filing a claim with its insurance carriers related to this loss which may cover a portion of the related expenses but not all. The claim is currently under review by the insurance company. The claim has not yet been approved nor has a reimbursement amount been determined. Accordingly, the Company has not recorded any provision for insurance reimbursement. The Company expects to record the insurance reimbursement at the time that the amount to be reimbursed is determined and approved by the insurance carrier.

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

The following table provides the financial liabilities reported at fair value and measured on a recurring basis at September 30, 2023 and December 31, 2022 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of September 30, 2023:	$1	$—	$—	$1
Fair value of warrant liability as of December 31, 2022:	$77	$—	$—	$77

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

Three Months Ended September 30, 2023	Warrant Liability Long-Term
Balance, June 30, 2023	$2
Change in fair value - net	(1)
Balance, September 30, 2023	$1

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of  December 31, 2022 and then is adjusted for changes in fair value that occurred during the nine months ended September 30, 2023. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and  may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Nine Months Ended September 30, 2023	Warrant Liability Long-Term
Balance, December 31, 2022	$77
Change in fair value - net	(76)
Balance, September 30, 2023	$1

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended September 30, 2023 and 2022, approximately 8.5 million and 6.0 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the nine months ended September 30, 2023 and 2022, approximately 7.0 million and 5.2 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date of these unaudited condensed consolidated financial statements. See Note 8 - Subsequent Events.

Recent Accounting Pronouncements - There are no recently issued accounting standards updates that are currently expected to have a material impact on the Company.

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development	$735	$1,337
Accrued legal, regulatory, professional and other	549	437
Accrued payroll and bonuses	443	748
Operating lease liability - current	88	116
Accrued liabilities due to related party	65	86
Total accrued expenses and other current liabilities	$1,880	$2,724

Additionally, accounts payable includes $64,000 as of September 30, 2023 and December 31, 2022, respectively, for related party payables.

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

The assumptions used in determining the fair value of the Company's outstanding liability classified warrants are as follows:

	September 30, 2023	December 31, 2022
Risk-free interest rate	5.1% to 5.6%	4.2% to 4.8%
Volatility	69.1% to 89.8%	63.1% to 76.3%
Expected life (years)	0.2 to 1.9	0.1 to 2.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the nine months ended September 30, 2023 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2023	2,656,296	$6.30	$16.80	$9.49	1.7
Expired warrants	(384,415)	$13.92	$16.80	$16.22	—
Balance at September 30, 2023	2,271,881	$6.30	$12.12	$8.26	1.1
Exercisable at September 30, 2023	2,271,881	$6.30	$12.12	$8.26	1.1

For a summary of the changes in fair value associated with the Company's warrant liability for the nine months ended September 30, 2023, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

Equity Classified Warrants

In August 2023, the Company granted equity-classified warrants to purchase up to 100,000 shares of Company common stock with a five-year term and an exercise price of $0.62. The warrants vest based on performance of certain services. As of September 30, 2023, no related vesting criteria were met.

In June 2023, the Company granted equity-classified warrants to purchase 150,000 shares of common stock with a ten-year term and an exercise price of $0.60 vesting annually over four years while services are being performed.

At September 30, 2023, the Company had 896,501 equity classified warrants outstanding and 424,084 warrants were exercisable. At  December 31, 2022, the Company had 646,501 equity classified warrants outstanding and 400,859 warrants were exercisable.

The Company recorded stock compensation expense for the non-employee consulting agreements of $50,000 and $232,000 for the three months ended  September 30, 2023 and 2022, respectively, and $142,000 and $398,000 for the nine months ended September 30, 2023 and 2022, respectively. At  September 30, 2023, there was $446,000 of unrecognized stock compensation expense related to the Company's equity classified warrants.

5. Equity

Lincoln Park Equity Line

During the nine months ended September 30, 2023, pursuant to the 2021 Lincoln Park purchase agreement, the Company issued to Lincoln Park 225,568 shares of common stock for gross proceeds of $0.2 million. The 2021 Lincoln Park Agreement, which has $19.8 million available as of September 30, 2023, terminates in June 2024.

Other Components of Equity

In March 2023, the Company and WPD Pharmaceuticals (WPD) agreed to terminate the WPD Agreement (defined below). Pursuant to the termination, the Company agreed to pay WPD (or its designees) $700,000 in cash and shares of its common stock valued at $800,000. In  March 2023, the Company issued 822,115 shares of common stock to WPD (or its designee) as part of satisfying this commitment. See Note 7 - Commitments and Contingencies. In addition, during the nine months ended September 30, 2023, the Company issued 134,933 shares of common stock related to the vesting of restricted stock units.

Stock-Based Compensation and Outstanding Awards

The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, and stock appreciation rights to employees, non-employee directors and consultants. In May 2023 and 2022, the 2015 Stock Plan (the Plan) was amended to authorize an additional 1,750,000 shares and 2,000,000 shares, respectively, such that 5,500,000 total shares may be issued under the Plan. As of September 30, 2023, there were 27,752 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022, respectively, is as follows (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$346	$378	$1,094	$1,089
Research and development	147	321	411	651
Total stock-based compensation expense	$493	$699	$1,505	$1,740

During the nine months ended September 30, 2023, the Company granted 1,496,000 stock options with a weighted average fair value of $0.49 per share and 979,376 shares of restricted stock units with a weighted average fair value of $0.60 per share. These stock options have a weighted average exercise price of $0.60 and vest over a one to four year period from the grant date on a straight-line basis over the requisite service period. The restricted stock units vest annually in four equal installments.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2023 as a result of the losses recorded during the three and nine months ended September 30, 2023 and the additional losses expected for the remainder of 2023 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of September 30, 2023 and  December 31, 2022 the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 is nil. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants, Internal Revenue Code Section 162(m) limitations and ISO activity, as well as the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of September 30, 2023.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three and nine months ended September 30, 2023 and 2022, respectively (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$34	$33	$99	$91
Variable lease cost	5	7	19	22
Total	$39	$40	$118	$113

In September 2023, the Company executed an amendment to extend the corporate office lease until August 31, 2029, with an option to renew. The Company is required to remit base monthly rent of approximately $4,700 which will increase at an average approximate rate of 2% each year. The Company is also required to pay additional rent in the form of its pro-rata share of certain specified operating expenses of the building.

In June 2022, the Company extended the lab lease until September 30, 2027, with no further right or option to renew. The Company recorded approximately $12,000 in sublease income from a related party for the three months ended September 30, 2023 and 2022, respectively, and $37,000 and $32,000 for the nine months ended September 30, 2023 and 2022, respectively. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $34,000 and $21,000 for the three months ended  September 30, 2023 and 2022, respectively, and $109,000 and $91,000 for the nine months ended September 30, 2023 and 2022, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $64,000 and $56,000 for the three months ended September 30, 2023 and 2022, respectively, and $193,000 and $189,000 for the nine months ended September 30, 2023 and 2022, respectively.

HPI - The Company has two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI) with total expenses of $59,000 for each of the three months ended September 30, 2023 and 2022, respectively, and $176,000 for the nine months ended September 30, 2023 and 2022, respectively.

Sponsored Research Agreements - In October 2023, the Company entered into an amendment to the Sponsored Research Agreement with MD Anderson for total payments of $0.8 million to support the continuation of the project through December 31, 2025. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. The expenses recognized under the agreements were $221,000 and $315,000 for the three months ended September 30, 2023 and 2022, respectively, and $552,000 and $815,000 for the nine months ended September 30, 2023 and 2022, respectively.

License Terminations

The Company was party to a sublicense agreement with WPD, pursuant to which it sublicensed to WPD certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio (as amended, the “WPD Agreement”). WPD is affiliated with Dr. Waldemar Priebe, the Company's founder. In March 2023, the Company and WPD agreed to terminate the WPD Agreement and agreed to pay WPD (or its designee) $700,000 in cash and shares of its common stock valued at $800,000. In  March 2023, the Company issued 822,115 shares of common stock to WPD's designee as part of satisfying this commitment. With the termination of the WPD Agreement, the Company now has acquired the rights in certain territories previously sub-licensed to WPD to all of its licensed intellectual property, other than the rights related to non-human animals. Additionally, the Company acquired the in-process research and development that WPD has created during the term of the agreement.

In February 2022, the Company and Exploration Invest Pte Ltd. (Exploration) entered into a license termination agreement pursuant to which the Company agreed to pay Exploration $400,000 to terminate certain License Agreements and extend confidentiality requirements until the 10-year anniversary of the license termination agreement. Total expenses, reflected in research and development expenses, related to the Company's license terminations were $1.5 million and $0.4 million for the three and nine months ended September 30, 2023 and 2022, respectively.

8. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, no other subsequent events were noted as occurring after September 30, 2023.

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
•

World-wide events including the wars in Ukraine and in Israel, the COVID-19 pandemic, and the general supply chain shortages effects on our clinical trials, clinical drug candidate supplies, preclinical activities and our ability to raise future financing;

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

Our Core Technologies

Our core technologies consist of the following:

a) Annamycin or L-Annamycin is a “next generation” anthracycline (one of the most common forms of chemotherapy), designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and to be non-cardiotoxic and has shown no cardiotoxicity in subjects treated in clinical trials to date. Furthermore, we have demonstrated safe dosing beyond the dose limitations imposed by regulatory authorities upon currently prescribed anthracyclines due to their inherent cardiotoxicity;

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

Our Focus

We are focused on internally funded development of:

1) Annamycin for the treatment of Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases or STS lung mets)

2) Annamycin in combination with Cytarabine (also known as Ara-C, the combination with Annamycin is referred to as AnnAraC) for the treatment of Acute Myeloid Leukemia (R/R AML or AML).

3) A better formulation for delivery of WP1066 to further support current and possibly future externally funded oncology clinical trials.

We have also recently established a Recommended Phase 2 Dose (RP2D) for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through several externally funded clinical trials and primarily externally funded non-clinical research, with the potential for further studies in the future.

Our Clinical Trials

In the US and Europe, since our inception, we or independent investigators have approval to begin, are currently conducting or have completed eleven internally or externally funded clinical trials for four of our drug candidates – Annamycin, WP1066, WP1220, and WP1122. All clinical trials are or were in the Phase 1 or 2 stage. During 2021, we had four active clinical trials evaluating either Annamycin or WP1066 in the US and Europe. This increased to six active or recently completed trials in 2022 involving Annamycin, WP1066, and WP1122. Starting in 2021 through 2023, there have been seven "right-to-try" (or their foreign equivalent) uses of Annamycin and WP1066. Three of the six clinical trials active in 2022 were internally funded trials of Annamycin and one was an internally funded Phase 1 clinical trial for WP1122 establishing an RP2D.

Moving into 2023 with our internally funded trials focused on Annamycin, we were actively recruiting in two Phase 1B/2 stage clinical trials and have concluded one Phase 1 trial. We have recently concluded recruitment and treatment in one of the Phase 1B/2 trials but are still monitoring progression free survival and overall survival. This now leaves only one Phase 1B/2 clinical trial active with regard to recruiting and treatment. Both of these Phase 1B/2 clinical trials are open label, so we periodically announce safety and efficacy data.

In February 2023, the externally funded Phase 1 clinical trial with WP1066 for the treatment of pediatric brain tumors concluded. We expect up to two externally funded Phase 1B/2 clinical trials for WP1066 in the treatment of GBM and other brain tumors in the first half of 2024. One more pediatric clinical trial may occur later subject to the results of the other two possible clinical trials.

During 2022 and 2023, we or independent investigators filed applications, began recruiting or are currently recruiting for six internally or externally funded clinical trials in the US and Europe.

•	Annamycin - A clinical trial application (CTA) in Poland for a Phase 1B/2 trial of Annamycin in combination with Cytarabine (the combination of which is referred to as AnnAraC) for the treatment of AML (MB-106) was allowed in 2022. This trial was later approved to expand into Italy in 2022 and dosing subjects began there in March 2023. With preclinical data in mice demonstrating a 68% improvement in activity in AML with AnnAraC as compared to Annamycin alone and having concluded our single agent trials of Annamycin in AML showing 80% activity in the highest dosing cohort, we are now focusing our efforts in AML exclusively on this combination trial. This trial is currently recruiting and treating subjects via 9 clinical sites throughout Poland and Italy.
•	Annamycin - We are currently in a Phase 1B/2 clinical trial (MB-107) using Annamycin for the treatment of soft tissue sarcoma lung metastasese (STS lung mets). This multicenter trial is being conducted in five clinical sites throughout the US. We have concluded recruitment and treatment but are still monitoring progression free survival and overall survival.
•	Annamycin - An investigator sponsored trial (externally funded) was initiated in Poland in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung mets. This trial began administering drug to subjects in late 2022 and is currently recruiting and treating subjects.
•	WP1066 - In 2022, an investigational new drug (IND) application we filed in the US for a Phase 1 clinical trial studying WP1066 for treating glioblastoma multiforme (GBM) in adults went into effect. We anticipate that clinics associated with academic institutions or other health care systems may utilize this IND to begin their own externally funded trials with WP1066. Consistent with our strategy of leveraging external funding for many of our clinical trials, we intend to capitalize on external funding opportunities for investigator-initiated clinical trials in adult cancer patients in late 2023 or in 2024. We supplied drug product to an externally funded pediatric brain tumor trial with WP1066 up to its conclusion in February 2023.
•	WP1122 - Our Phase 1a clinical trial of WP1122 in the United Kingdom for the treatment of COVID-19 (MB-301) began recruiting in 2022, and we completed the trial in late 2022, establishing an RP2D. We completed this trial, and we have issued a clinical study report (CSR). The RP2D established in this trial may possibly aid in future externally funded trials for the treatment of certain viruses and cancers as we look for investigator led studies.
•	WP1122 - In 2022, we filed an IND with the FDA that then went into effect, allowing us to proceed with a clinical trial using WP1122 for the treatment of GBM. This may lead to an investigator-initiated trial (IIT) in oncology. Additionally, an investigator independently filed a CTA in Brazil in 2022 to study WP1122 for the treatment of moderate to severe COVID-19 (Clinicaltrials.gov ID: NCT NCT05365321). We do not expect this externally funded COVID-19 trial to be conducted.

Additionally, we are in discussions with research institutions in the US and Asia regarding possible externally funded trials or programs involving WP1066.

Recent Business Developments

Below are recent business developments.

Annamycin

New Positive Independent Report of No Cardiotoxicity in Annamycin

In September 2023, we received a new independent assessment for the absence of cardiotoxicity in subjects treated with Annamycin. We now have independent assessments covering 62 subjects that have been treated with Annamycin in four different clinical trials in the U.S. and Europe with no evidence of cardiotoxicity. 50 of all 66 subjects treated to date (which includes the 62 subjects independently assessed) were treated above the FDA’s lifetime maximum anthracycline limit of 550 mg/m2, with 1 subject having been treated with 3420 mg/m2 (or roughly six times the FDA approved lifetime anthracycline exposure) of standard anthracyclines and Annamycin with no evidence of cardiotoxicity.

Data from all subjects in our completed and all evaluable subjects in our ongoing clinical trials (a total of 62 subjects as of the most recent report) were made available to an expert in chemotherapy who is affiliated with a leading research institute in assessing chemotherapy-related cardiotoxicity. After review of this data, the independent expert, in their most recent report, concluded that there was no evidence of cardiotoxicity.

The data made available included left ventricular ejection fraction (LVEF) as determined by echocardiograms, ECHO strain imaging, and Troponin levels. “ECHO strain imaging” is a method in echocardiography (medical ultrasound) for measuring regional or global deformation (contraction or beating) of the myocardium (heart muscle). By strain rate imaging, the simultaneous function of different regions can be displayed and measured. Cardiac health biomarkers such as blood Troponin levels are considered an indicator of potential long-term heart damage.

MB-106 Annamycin in Combination with Cytarabine for the Treatment of AML (“5+3 Therapy”)

On May 2, 2023, we announced successful completion of the first cohort in our Phase 1B portion of our Phase 1B/2 clinical trial using Annamycin in combination with Cytarabine for the treatment of AML (MB-106). This study is utilizing a “5+3” regimen where Annamycin is administered with three days of infusion along with the five days of infusion of Cytarabine. This combination strategy is similar to the familiar “7+3” induction therapy that is considered to be a standard of care in AML, where seven days of Cytarabine infusions are paired with three days of an approved anthracycline (typically, daunorubicin). In the first cohort 3 subjects were treated, all of whom were relapsed from multiple prior therapies. Annamycin was dosed at 190 mg/m2, along with Cytarabine at 2.0 g/m2/day for five days (total dose of 10g/m2). We, at the recommendation of the safety review committee, deemed the first cohort dose as safe and opened the second cohort with the Annamycin dose being increased to 230 mg/m2.

The median number of prior therapies for these 3 subjects in the first cohort was five (range of one to ten). 1 subject, who was 78 years of age at the time of the study initiation and enrolled after a single prior multi-year therapy, achieved a CR that has continued to be durable at approximately eight months. This subject has received a second course of treatment at the direction of the treating physician and as allowed per the protocol. The other 2 subjects were shown to have disease progression.

On August 7, 2023, we successfully completed the second cohort at 230 mg/m2 of Annamycin in this combination study. 4 subjects were treated in this cohort, 1 is believed to be relapsed from one or more prior therapies and 3 are believed to be refractory from up to three prior therapies. 1 subject was replaced due to a Serious Adverse Event (SAE) experienced on Day 1 of dosing. The SAE was determined to be unrelated to Annamycin and definitively related to Cytarabine. We, at the recommendation of the safety review committee, deemed the second cohort dose as safe and opened recruitment, including for both first line therapy and for subjects who are refractory to or relapsed after induction therapy, to the Phase 2 portion of the trial. The median number of prior therapies for the 3 evaluable subjects in the second cohort was two (range of one to three) and the median age was 67. 1 subject, who was 64 years of age at the time of enrollment into the study with one prior therapy, was preliminarily recorded as a complete response with an incomplete recovery of the bone marrow or CRi per the protocol. This has since been deemed a CR (complete response), which has shown to be durable for approximately three months, which has allowed this subject to proceed to a bone marrow transplant. The other 2 subjects were shown to have disease progression. Durability of CRs is confirmed by repeat bone marrow aspirates (BMA's).

The total CRs in the Phase 1B portion of this combination trial represent 33% (n=6). Notably, these CRs are considered durable. The median age of these subjects was 66.

On October 2, 2023, we announced the initial subjects had been treated in the Phase 2 portion of MB-106. The data below are as reported by the investigation sites as of November 9, 2023.

We have recruited, treated, and evaluated 3 subjects in the Phase 2 portion of the trial. 1 subject has been evaluated and determined to be a CR. We will assess durability in the near future. Another subject in the Phase 2 portion died from a stroke (deemed not be related to Annamycin) prior to being re-biopsied to determine disease status. The third has undergone a re-biopsy which shows zero blasts in the marrow and that data is now being assessed by the investigator. This latest subject is not included in the chart below. The median age of the first two subjects is 69 years (range of 69 to 70) and the median number of prior therapies for these subjects is three (both are three). Other subjects in the Phase 2 portion of the trial are in the process of screening and treatment. We intend to treat up to 21 subjects in this Phase 2 portion of the trial. We may recruit an additional 3 subjects depending on recruitment. At our rate of recruitment plus the addition of another three sites for the trial, we expect to complete recruitment by early 2024.

The total CR response rate in both Phases to date in MB-106 is 38% (n=8), and although sufficient time has not passed to assess durability for the latest of these CRs, the 2 earliest CRs have now shown durability. The median baseline bone marrow assessments for the 3 CRs was 74.2 (range of 20 to 80). CRc is used to denote composite complete responses including CRs and CRis.

Below in Table 1 is a summary of the above responses in MB-106 and in the concluded MB-105 monotherapy trial on AML.

Table 1 – Summary of Annamycin Responses in AML Studies
Study	Study MB-105 Monotherapy – Last Cohort at 240 mg/m2 (RP2D)	Study MB-106 Combination Therapy – Phase 1B (Annamycin at 190-230 mg/m2)	Study MB-106 Combination Therapy – Phase 2 To Date (Annamycin at 230 mg/m2)	Study MB-106 Combination Therapy – Phase 1B/2 To Date (Annamycin at 190-230 mg/m2)
Therapy	Annamycin – Single Agent	Ara-C + Annamycin “5+3+	Ara-C + Annamycin “5+3+	Ara-C + Annamycin “5+3+
Subjects To date	5	6	2	8
CRs	0	2	1	3
CRis	3	0	0	0
Total Response(s) or CRcs	3	2	1	3
Complete Response (CR) Rate	0%	33%	50%	38%
Overall Response (CRc) Rate	60%	33%	50%	38%
Median Prior Therapies (Months of Therapy))	6 (N/A)	2.5 (9)	3 (6)	3 (9)
Median Age - Years (Range)	65 (62-73)	66 (32-78)	69 (69-70)	68 (32-78)
Durability of CRs	Not followed	Approximately 8 and 3 months, respectively, to date for the 2 CRs	Not Available at This Time	See Data to Left
N/A - (Not available)	For subjects receiving a full course of Annamycin

All data presented above from the MB-106 trial are preliminary and subject to change.

MB-107 Annamycin Monotherapy for the Treatment of STS Lung Mets

On September 21, 2023, we announced the completion of enrollment in the Phase 2 portion of our U.S. Phase 1B/2 clinical trial evaluating Annamycin as monotherapy for the treatment of soft tissue sarcoma lung metastases (MB107). Subjects who had stable disease at the time of study discontinuation will continue to be followed for progression free response and overall survival. All subjects had pulmonary metastasis from soft tissue sarcoma and at least one prior therapy. There was no limit on how many prior therapies a subject could have prior to entering this study. Most subjects were heavily treated with other therapies prior to entering our trial with our treatment representing the fourth median therapy for all subjects in the Phase 1B and Phase 2 portion of the trial (range of two to twelve). As of November 6, 2023, as reported by the investigation sites, most subjects in Phase 2 are alive so overall survival data are not available at this time. Below in Table 2 is a summary of progression free survival for evaluable subjects, as discussed further below, by groupings and median overall survival for all subjects evaluable in Phase 1B:

Table 2	MB-107 Summary as of November 9, 2023
Progression Free Survival Months (mos)	All Subjects	Phase 1B All Subjects	Phase 2 All Subjects	All Subjects Treated at < 330 mg/m2	All Subjects with 2 or Fewer Prior Therapies (< 2PT)	All Subjects < 330 mg/m2 & < 2PT
1 mos or >	100%	100%	100%	100%	100%	100%
2 mos or >	59%	67%	53%	61%	83%	78%
3 mos or >	25%	27%	24%	30%	42%	56%
4 mos or >	16%	13%	18%	22%	25%	33%
5 mos or >	9%	7%	12%	13%	8%	11%
6 mos or >	6%	0%	12%	9%	8%	11%
n =	32	15	17	17	12	9
Median mos	2.2	2.6	2.0	2.1	2.7	3.4
Median Prior Therapies (Range)	3 (1-11)	3 (1-9)	3 (1-11)	3 (1-11)	2 (1-2)	2 (1-2)

Median O/S mos	N/A	11.3	N/A	N/A	N/A	N/A
Overall survival (OS); Not available for Phase 2 subjects at this time, as data continues to develop (N/A)

In the Phase 1B portion of the trial subjects were treated from 210 mg/m2 to 390 mg/m2. In the Phase 2 portion of the trial, an exploratory RP2D of 360 mg/m2  was initiated for the first 3 subjects and a final RP2D of 330 mg/m2 was determined and 14 subjects were treated.

Including the 3 subjects treated at the same dose in the Phase 1B portion of this trial, this equates to 17 total subjects measurable for efficacy at the 330 mg/m2 dose level. Including all measurable subjects at all dose levels in the Phase 1B portion of the trial, 32 subjects were treated with at least one cycle in this study and 27 received at least two cycles of treatment. For the Phase 2 subjects, the median time to entering the MB107 trial from the time of initial diagnosis is estimated to be approximately 20 months, and these subjects have been mostly heavily treated previously for STS lung mets prior to entering our study.

Once all data are collected, we plan a more in-depth presentation of the topline data for this study in 2024. The above information in Table 2 was shared with our investigators in a meeting held during the Connective Tissue Oncology Society Annual Meeting (CTOS) in Dublin, Ireland in early November 2023. Based on the data as shown in Table 2 above, we believe the following observations are in order:

●

Very few trials for subjects with such advanced (median = 20 months from initial diagnosis; all with lung metastases in MB-107) disease progression have been published, making comparisons to historical performance difficult.

●	With this in mind, median OS for subjects in the Phase 1B portion of this study is currently at 11 months, which we believe is notable.
●

Overall median Progression Free Survival (PFS) for the trial is 2.2 months (range 1.2 to 6.9 months) with 7 subjects discontinuing early due to thrombocytopenia. 5 of these subjects negatively impacted this median PFS, which we believe was exacerbated by the extreme advanced stage of the patients and their being weakened by prior therapies.

●	Median PFS improved to 3.4 months for lower doses of Annamycin (≤330 mg/m2) versus the maximum dose used in the trial and for subjects who had fewer prior therapies (<2).
●

These data suggest to us that Annamycin may be best positioned as a first line alternative to the current standard of care with an anthracycline and where the combination of high patient response rate, significant improvement in OS and the absence of cardiotoxicity may improve patient outcomes.

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

Regarding an intravenous formula for WP1066, we continue to work towards and we believe we will be able to announce progress regarding an IV formulation near the end of 2023 or in early 2024.

WP1122

With the data generated from the MB-301 clinical trial setting an RP2D for WP1122 and additional sponsored research, we continue to explore avenues of external funding for further development of this portfolio. For this study, we have submitted the final clinical study report in late October 2023.

Other Trials and Publications

Presented Poster at the 2023 Connective Tissue Oncology Society (CTOS) Annual Meeting

We presented preliminary efficacy findings from the Phase 2 portion of our ongoing MB-107 in an abstract titled, “A Phase 1b/2 Study of Liposomal Annamycin (ANN) in Subjects with Previously Treated Soft-Tissue Sarcomas (STS) with Pulmonary Metastases,” was presented by Brian Andrew Van Tine, MD, PhD, Professor of Medicine, Washington University School of Medicine in a poster presentation at the 2023 CTOS Annual Meeting held November 1-4, 2023 in Dublin, Ireland.

Externally Funded Annamycin Trial

A Phase 1B/2 investigator sponsored trial (externally funded) was initiated in Poland in 2022 to study an alternative dosing regimen for Annamycin in the treatment of STS lung mets. This trial has enrolled and begun treatment with subjects in the Phase 1B portion of the study. There will be 3 subjects per cohort with the first cohort treating subjects with 35 mg/m2 of Annamycin per week (3 weeks on and 1 week off per cycle). After two cycles the subjects will receive their end of cycle 2 scan. At the end of two cycles both subjects treated to date demonstrated progressive disease. Preclinical data demonstrated a benefit to weekly dosing of Annamycin versus traditional chemotherapy dosing of every three weeks. We expect a detailed update on this trial in early 2024.

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

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	3,280	5,965	12,855	14,790
General and administrative	2,635	3,087	7,765	8,704
Depreciation and amortization	32	32	92	98
Total operating expenses	5,947	9,084	20,712	23,592
Loss from operations	(5,947)	(9,084)	(20,712)	(23,592)
Other income:
Gain from change in fair value of warrant liability	1	421	76	1,184
Other income, net	13	19	30	39
Interest income, net	324	33	1,106	114
Net loss	$(5,609)	$(8,611)	$(19,500)	$(22,255)

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Research and Development Expense. Research and development (R&D) expense was $3.3 million and $6.0 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $2.7 million is mainly related to the timing of costs incurred for clinical trials and timing of sponsored research payments.

General and Administrative Expense. General and administrative expense was $2.6 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.5 million is mainly related to a decrease in regulatory and legal services, and consulting & advisory fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.001 million in the third quarter of 2023 as compared to a net gain of $0.4 million in the third quarter of 2022, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Interest income, net. Interest income, net increased by approximately $0.3 million for the comparable quarterly periods due to rising interest rates during the past year.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Research and Development Expense. Research and development (R&D) expense was $12.9 million and $14.8 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $1.9 million is mainly related to the timing of costs incurred for clinical trials and timing of sponsored research payments. These decreases were slightly offset by the WPD sublicense termination, which enabled the reacquisition of our intellectual property rights in certain territories including parts of the European Union.

General and Administrative Expense. General and administrative expense was $7.8 million and $8.7 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $0.9 million is mainly related to a decrease in regulatory and legal services, and consulting & advisory fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $0.08 million in the nine months ended September 30, 2023 as compared to a net gain of $1.2 million in the nine months ended September 30, 2022, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Interest income, net. Interest income, net increased by approximately $1.0 million for the comparable quarterly periods due to rising interest rates during the past year.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(18,694)	$(20,383)
Net cash used in investing activities	(43)	(67)
Net cash provided by (used in) provided by financing activities	186	(23)
Effect of exchange rate changes on cash and cash equivalents	(15)	(38)
Net decrease in cash and cash equivalents	$(18,566)	$(20,511)

As of September 30, 2023, there was $0.3 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $18.7 million for the nine months ended September 30, 2023. This $1.7 million decrease over the prior year period of $20.4 million was primarily due to an overall decrease in expenses, as well as license rights settled in stock.

Cash provided by financing activities

During the nine months ended September 30, 2023, utilizing the Lincoln Park Equity Line, we issued 225,568 shares of common stock (including commitment shares), at an average price of $0.94 per share, resulting in gross proceeds of $0.2 million.

We believe that our existing cash and cash equivalents as of September 30, 2023 will be sufficient to fund our planned operations, which include our current Phase 1B/2 clinical programs and preparations for future clinical trials, into the third quarter of 2024, without the issuance of additional equity for cash. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations. We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. We cannot be certain that such events or a combination thereof can be achieved.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. We expensed approximately $0.4 million and $1.1 million in related general and administrative fees and expenses for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2023, the Company issued warrants to purchase 150,000 shares of common stock with an exercise price of $0.60 per share to two entities providing consulting services, which warrants will vest annually over four years while services are being performed, and 100,000 shares of common stock with an exercise price of $0.62 to an entity providing consulting services, which warrants will vest based on performance of certain services. The foregoing securities were issued pursuant to Section4(a)(2) of the Securities Act.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*	First Amendment to Commercial Lease Agreement for 5300 Memorial

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MOLECULIN BIOTECH, INC.

Date: November 13, 2023	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)