Form 10-K
period 2023-12-31
Moleculin Biotech, Inc.
filed 2024-03-22
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

  For the transition period from                  to

Commission File Number: 001-37758

Moleculin Biotech, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4671997
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $16 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 14, 2024 was 2,227,516.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•	The success or the lack thereof, including the ability to recruit subjects on a timely basis, for a variety of reasons, of our clinical trials through all phases of clinical development;
•	Our ability to satisfy any requirements imposed by the United States (US) Food and Drug Administration (FDA) (or its foreign equivalents) as a condition of our clinical trials proceeding or beginning as planned;
•	World-wide events including the war in Ukraine and in Israel, the COVID-19 pandemic, and the general supply chain shortages effect on our clinical trials, clinical drug candidate supplies, preclinical activities and our ability to raise future financing;
•	Our ability to obtain additional funding to commence or continue our clinical trials, fund operations and develop our product candidates;
•	The need to obtain and retain regulatory approval of our drug candidates, both in the United States and in Europe, and in countries deemed necessary for future trials;
•	Our ability to complete our clinical trials in a timely fashion and within our expected budget and resources;
•	Our ability to source our drug products at reasonable prices;
•	Compliance with obligations under intellectual property licenses with third parties;
•	Any delays in regulatory review and approval of drug candidates in clinical development;
•	Potential efficacy of our drug candidates;
•	Our ability to commercialize our drug candidates;
•	Market acceptance of our drug candidates;
•	Competition from existing therapies or new therapies that may emerge;
•	Potential product liability claims;
•	Our dependency on third-party manufacturers to successfully, and timely, supply or manufacture our drug candidates for our preclinical work and our clinical trials;
•	Our ability to establish or maintain collaborations, licensing or other arrangements;
•	Our ability and third parties’ abilities to protect intellectual property rights;
•	Our ability to adequately support future growth; and
•	Our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K in the case of forward-looking statements contained in this Form 10-K.

PART I

References in this Annual Report on Form 10-K to “MBI”, "Moleculin" or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc.

ITEM 1. BUSINESS

BUSINESS

Our Business Summary

We are a clinical stage pharmaceutical company with a growing pipeline, including Phase 2 clinical programs for hard-to-treat cancers and viruses. We have three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial, based substantially on discoveries made at and licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas. Three of our six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. Since our inception, our drugs have completed, are currently in, or have been permitted to proceed in thirteen clinical trials. Annamycin is our lead molecule and is in three Phase 1B/2 clinical trials - one for treating Acute Myeloid Leukemia (AML) and two for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS).

One of our core management beliefs is that anthracyclines represent the most important treatment for AML and Advanced STS, and we believe Annamycin may, for the first time ever, allow a majority of these patients to benefit from this treatment. This belief leads us to currently focus mainly on the development of Annamycin.

Our Core Technologies

Our core technologies consist of the following programs:

a) Annamycin or L-Annamycin is a “next generation” anthracycline (one of the most common classes of chemotherapy), designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and to be non-cardiotoxic and has shown no cardiotoxicity in subjects treated in clinical trials to date. Furthermore, we have demonstrated safe dosing beyond the dose limitations imposed by regulatory authorities upon currently prescribed anthracyclines due to their inherent cardiotoxicity. Annamycin is demonstrating efficacy in two of its Phase 1B/2 trials as described further below in subjects with AML and Advanced STS. We believe that Annamycin has potential to fill an unmet need as a second line therapy (2nd line or 2L) in AML and potentially as first line therapy in Advanced STS.

As part of our Annamycin clinical trials, we have engaged an independent expert in assessing cardiotoxicity associated with chemotherapy at the Cleveland Clinic (Expert or Independent Expert). The data made available to the Expert includes left ventricular ejection fraction (LVEF) as determined by echocardiograms, and ECHO strain imaging, as well as Troponin levels (a biochemical marker of acute heart damage). “ECHO strain imaging” is a method in echocardiography (medical ultrasound) for measuring regional or global deformation (contraction or beating) of the myocardium (heart muscle). By strain rate imaging, the simultaneous function of different regions can be displayed and measured. Cardiac health biomarkers such as blood Troponin levels are considered an indicator of potential long-term heart damage. The Expert has issued and will continue to issue periodic reports as additional data are provided to him in batches of subject data. Such data include some data which are preliminary and subject to change. In our discussions regarding the lack of Annamycin's cardiotoxicity, we rely on the Expert's assessment.

Annamycin benefits from a promising advancement in lipid enabled drug delivery developed in collaboration with and exclusively licensed from MD Anderson. The unique patent-pending lipid composition allows us to combine a new concept in chemotherapeutic agents within a lipid structure that helps target the delivery of the payload and reduce the potential for toxicity. In the case of Annamycin, our unique use of lipid technology enables improved tissue/organ distribution, and as demonstrated in multiple clinical trials, dramatically reduced toxicity, including cardiotoxicity.

b) Our WP1066 Portfolio includes WP1066, WP1193 and WP1220, three of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription) among other transcription factors associated with tumor activity. These also stimulate a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs). WP1066, in oral formulation, has been in two clinical trials, including compassionate use cases. WP1066 and WP1193 are being tested in preclinical programs in intravenous (IV) formulations. WP1066 and WP1220 have been in clinical trials in a topical formulation. WP1066 and WP1220 have both independently successfully completed Phase 1 clinical trials and have demonstrated efficacy as described further below.

c) Our WP1122 Portfolio contains compounds (including WP1122, WP1096, and WP1097) designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG). We believe such compounds may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high degree of dependence on glucose in comparison to healthy cells, as well as viruses that also depend upon glycolysis and glycosylation to infect and replicate. WP1122 has completed a Phase 1 clinical study, successfully establishing a Recommended Phase 2 Dose or RP2D.

Our Focus

We are focused on internally funded (“internally” and “externally” funded trials are defined in the Funding Strategy section below) development of:

1) Annamycin in combination with Cytarabine (also known as Ara-C, the combination with Annamycin of which is referred to as AnnAraC) for the treatment of AML.

2) Annamycin for the treatment of STS metastasized to the lungs.

3) A better formulation for delivery of a molecule from the WP1066 portfolio to possibly further support future externally funded oncology clinical trials. Such a formulation will require additional preclinical work prior to a clinical trial.

We have established an RP2D for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through several externally funded clinical trials and primarily externally funded non-clinical research, with the potential for further studies in the future.

Our Clinical Trials

   We are currently conducting three Phase 1B/2 trials with Annamycin, two internally funded and one mainly externally funded. One additional externally funded Phase 1B/2 clinical trial with WP1066 in combination with radiation is planned to begin in 2024. In terms of developing preclinical data, we conduct research utilizing our own employees, as well as outside consultants, in our own lab, as well as contracted facilities and we sponsor research at MD Anderson, the University of Texas Medical Branch (UTMB), and the University of Warsaw to expand the science of our core technologies and to identify possible combinations with other approved drugs. We have a National Institutes of Health (NIH) funded preclinical study with WP1096 (from the WP1122 portfolio) for the treatment of the Tacaribe Arenavirus.

As summarized below, we and our external investigators have multiple active INDs/CTAs (Investigational New Drug authorization in the US or Clinical Trial Authorization in Europe). Under these INDs/CTAs, we have under development, approved, have in progress, or have completed thirteen internally and externally funded clinical trials. Additionally, we are anticipating advancing Annamycin in combination with Cytarabine for the treatment of AML in a Phase 2B/3 clinical trial beginning in late 2024 or early 2025. Depending on when MB-107 (our Phase 1B/2 clinical study with Annamycin as a monotherapy treating soft tissue sarcoma pulmonary metastases) concludes, we may see additional partially or fully externally funded clinical research with Annamycin for the treatment of advanced STS. Below in Table 1 we are summarizing all of the thirteen clinical trials concluded, in progress, or approved/ allowed by the FDA or its European equivalent. See the discussion following the Table 1 for more detailed information, especially on safety and human activity.

Table 1 - Clinical Summary as of this filing Unless CSR Completed – Data are as of March 19, 2024 - preliminary and subject to change
Drug Candidate	Trial / Indication / Location	Phase (Funding Source: Internal unless noted as External)	Status	Comments	Safety Summary	Human Activity Summary
Annamycin	MB-104 / R/R AML / US	1	P1 Concluded; P2 replaced with MB-105	Maximum Dose allowed per protocol 120 mg/m2	Met safety endpoints; no cardiotoxicity reported	14.3% MLFS (subtherapeutic dose level when compared to MB-105)
Annamycin	MB-105 / R/R AML / Poland	1/2	P1 concluded; P2 replaced with MB-106	Maximum Dose and RP2D 240 mg/m2	Met safety endpoints; no cardiotoxicity reported	80% ORR in last cohort (3 CRi and 1 PR)
Annamycin in Combination with Cytarabine	MB-106 / R/R AML / Europe	1B/2	20 subjects recruited to date. Phase 2 recruiting as 1st line and therapy; 2nd line recruitment stopped at 10 subjects	Seven sites recruiting in Poland and Italy	No cardiotoxicity reported to date	Phase 1B/2 All-Comers (n=18): CRc rate of 39% & ORR 50%; As 2nd Line (n=10): CRc rate of 60% & ORR 70%
Annamycin	MB-107 / STS Lung Metastases / US	1B/2	Phase 1 completed; Phase 2 in progress - treated stopped; following OS	Treating Phase 2 subjects and estimate completion of Phase 2 in 2023	No cardiotoxicity reported to date	Preliminary data - Phase 1 67% (10 of 15) of subjects showed SD or better through 2+ cycles; Phase 2 (O/S ongoing) 63% (9 of 14) subjects show SD through 2+ cycles
Annamycin	IIT / STS Lung Metastases / Poland	1B/2 External	Phase 1b in progress; First subject treated in Q4-2022	Investigator led trial weekly dosing regimen versus traditional chemotherapy dosing	6 subjects enrolled and treated; More detail below	Still in dose escalation phase: 50% have received greater than 2 cycles (~2 months of SD)
WP1066	IIT / Adult GBM / US	1 External	Closed prior to completion by site	Investigator left for another institution	No drug related serious adverse events noted	No activity demonstrated. RP2D or MTD not established.
WP1066	IND cleared for GBM	1	Open to an investigator to lead a study	Trial has not begun	Trial has not begun	Trial has not begun
WP1066 in combination with radiation	IND allowed for Adult GBM / US	2 External	Open to an investigator to lead a study	Used as reference for next trial	Trial has not begun	Trial has not begun
WP1066 in combination with radiation therapy	IND allowed for IIT led Adult GBM / US	1B/2 External	Investigator expected to begin recruiting in 2024	Trial has not begun	Trial has not begun	Trial has not begun
WP1066	IIT / Pediatric Brain Tumors / US	1 External	Concluded in February 2023 with a dose level at 8mg/kg	Concluded 10 subjects enrolled and treated over 3 dose levels up to 8 mg/kg	No drug related serious adverse events noted	1 DIPG subject had a temporary clinical response
WP1220	MB-201 / CTCL / Poland	1B / Proof of Concept	Concluded and CSR completed	Believe results warrant a Phase 2 study	Met safety endpoints	60% of subjects documented PR
WP1122	MB-301 / COVID-19 / UK	1A	Completed; Established RP2D	Drug at RP2D was tolerable and safe	Met safety endpoints	N/A as in healthy volunteer subjects
WP1122	IND approved for GBM	1B/2 External	Exploring for an investigator to lead a study	Trial has not begun	Trial has not begun	Trial has not begun

Notes for Table 1: 1) In MB-104 MLFS means "morphological leukemia-free state"; 2) In MB-105 we consider complete responses (CR) or complete response with incomplete recovery of the bone marrow (CRi) as where the bone marrow aspirate (BMAs) show leukemic blasts of less than 5%; 3) This is a summary of the detailed clinical discussion below and does not include compassionate use/right-to-try usage of our drug candidates; 4) Complete Response Composite (CRc) includes CRs and CRis; 5) Overall Response Rate (ORR) includes CRc and Partial Response (PR); 6) “Met safety endpoints” means that no drug-related serious and unexpected adverse events occurred as defined in the trial protocol 7) All data presented are preliminary unless a CSR or an investigator's final report has been issued for the trial referenced - specifically the data for MB-106 and MB-107 are preliminary and subject to change; 8) With regard to safety and human activity summaries please see the detailed discussion below; 9) MB-106 Phase 1 included “all-comers” or subjects with unlimited lines of prior therapy while Phase 2 included only subjects as 1st thru 3rd line of therapy, and 10) MB-107 Phase 2 has no ongoing treatment active and is following nine of fifteen subjects for overall survival (OS).

In the US and Europe, since our inception, we or independent investigators have approval to begin, are currently conducting or have completed thirteen internally or externally funded clinical trials for four of our drug candidates – Annamycin, WP1066, WP1220, and WP1122, as listed above. All of the clinical trials are or were in the Phase 1 or 2 stage. Starting in 2021 through 2023, there have been eight "right-to-try" (or their foreign equivalent) uses of Annamycin and WP1066.

Our clinical trials focused on Annamycin in 2023 with two internally funded and one externally funded Phase 1B/2 clinical trials. We concluded recruitment and treatment in the MB-107 Phase 1B/2 all comers clinical trial using Annamycin as a single agent for the treatment of STS lung mets during 2023. In this trial we are still monitoring progression free survival (PFS) and overall survival (OS) as we move into 2024. In our MB-106 Phase 1B/2 all-comers (see discussion below) clinical trial using Annamycin in combination with Cytarabine for the treatment of AML, we concluded recruitment and treatment as 2nd line therapy on of January 31, 2024, and are continuing recruitment where treatment is either 1st line (Poland only) or 3rd line (Poland and Italy) with 20 subjects recruited thus far out of a planned maximum of 28 subjects. In using the term "all-comers" for this trial, we did not limit the number of prior therapies for subjects entering the trial in the Phase 1 portion of MB-106. In the Phase 2 portion we did limit the number of prior therapies to two. For subjects with one prior therapy, we plan on utilizing the 2nd line data for an end of Phase 2 meeting with the FDA in the first half of 2024. Additionally, recruiting and treatment continue for the externally funded Phase 1B/2 clinical trial studying an alternative dosing schedule of Annamycin for the treatment of STS lung mets in Poland, which is discussed further below. All of these Phase 1B/2 clinical trials are open label, so we periodically announce safety and efficacy data.

In February 2023, the externally funded Phase 1 clinical trial with WP1066 for the treatment of pediatric brain tumors concluded. We expect one externally funded Phase 1B/2 clinical trial for WP1066 in combination with radiation for the treatment of GBM and other brain tumors in 2024. One more pediatric clinical trial may occur in the future, subject to the results of the other two possible clinical trials.

Human Activity Shown in Our Clinical Trials

The following data regarding human activity are all from our studies. All data are preliminary and subject to change, unless a clinical study report (CSR) has been published or the investigator-initiated study has concluded and issued its annual report. “Right-to-try” data are preliminary until published. Specifically, the data from MB-106 and MB-107 are preliminary and subject to change. Such activity may or may not be repeated in future clinical trials, including potentially pivotal and/or confirmatory clinical trials. While we believe such data are encouraging, the FDA or its foreign counterpart will ultimately determine if such data and future data are individually conclusive and support future clinical trials or approval.

Three of our drug candidates have shown activity in humans to date.

•	Annamycin has shown human activity in AML and STS lung mets as follows:

•	AML: Prior to 2021, our MB-104 US Phase 1 trial for Annamycin as a single agent therapy in relapsed or refractory AML successfully met its safety endpoint (including the absence of cardiotoxicity) and demonstrated human activity in the reduction of circulating bone marrow leukemic blasts despite the trial being conducted at what were expected to be subtherapeutic dosages (not exceeding 120 mg/m2) based on the European AML study. This US study’s CSR was issued in 2021.
•

AML: In 2022, we completed our MB-105 Phase 1 single agent trial for Annamycin in relapsed or refractory AML with fifteen subjects receiving the full dose per the protocol and identifying an RP2D and we demonstrated an 80% overall response rate (ORR) in the five subjects in the last cohort. These subjects with a median age of 65 were heavily pretreated with a median of 6 prior therapies. Three subjects achieved a PR and one achieved a CRi. Regarding the PRs, two of the three PR subjects’ repeat BMA's had a blast count below 5% at the end of therapy, which we believe qualifies as a CRi under current literature and standards. We therefore consider the results in the last cohort as 60% CRi and 20% PR with a total of 80% ORR.

•	AML: During 2023, we started our MB-106 clinical trial with Annamycin in combination with Cytarabine (AnnAraC) for the treatment of AML in an all-comers trial, accepting subjects with a wide range of prior therapies in the Phase 1 portion with a limit of two prior therapies in the Phase 2 portion. The total recruited to date is 20 where one subject just began treatment and another subject has not been evaluated for efficacy. To date we have a composite complete response (CRc) rate of 39% in all subjects (n= 18). This is comprised of a CR rate of 33% and CRi of 6%. The 19th subject, being treated as a 3rd line therapy, had two BMAs tested where they have been inconclusive, and we are awaiting further testing. This subject will move the CRc to either 42% or 37% (n=19). Durability data are developing with one CR and one CRi having relapsed to date. Durability of CRs is confirmed by repeat BMAs. The first CR subject was treated in February 2023 and remains durable to date. The median age of all subjects recruited is 69, ranging from 19 to 78. This trial may enroll up to 28 subjects, although recruitment for subjects as 2nd line therapy ended in January 2024. The trial continues recruitment for treatment as 1st line and 3rd line therapy. Since we intend to position AnnAraC for approval as a 2nd line therapy, we believe that the most important data from this trial are the results in 2nd line subjects (excluding subjects who are either 1st line or 3rd line and beyond). When stratified for that population (n=10), the CRc rate is 60%, being comprised of a CR rate of 50% and a CRi of 10%.
•	STS Lung Mets: In 2022 our MB-107 trial treating STS lung metastases demonstrated a preliminary response of stable disease or better in 67% (10 of 15) of subjects – defined as stable disease (SD) or better after two cycles of Annamycin (approximately six weeks) in the Phase 1 portion of the study. Our median progression free survival (PFS) was 2.6 months for subjects receiving the study drug dose per the Phase 1 protocol. In the ongoing Phase 2 portion of the trial, we have demonstrated to date a preliminary response of 64% (9 of 14) of subjects showing SD through 2 or more cycles. This is in a subject population where the median progression free survival time in patients with soft tissue sarcoma with metastases (not just lung metastases) that have failed initial systemic therapy has been documented to be approximately 1.6 to 2.0 months, without effective therapy which includes subjects treated with a placebo. (A. Comandone, F. Petrelli, A Boglione, S. Barn: Salvage Therapy in Advanced Adult Soft Tissue Sarcoma. The Oncologist 2017;22:1518–1527).
•	STS Lung Mets IIT STS Lung Mets: In late 2022 an investigator-initiated trial (IIT) with Annamycin treating STS lung mets with weekly dosing began. Six subjects have been enrolled and treated to date (3 in cohort 1 at 35 mg/m2; 3 in Cohort 2 at 60 mg/m2)). A dose limiting toxicity or DLT was noted. The cohort was expanded and a 4th subject in Cohort 2 has been identified, consented in February 2024 and is currently in screening. The preliminary data to date is 50% (3 of 6) have received greater than 2 cycles (approximately 2 months) of therapy where we have assumed stable disease (SD) through 2 cycles. One of these three subjects has initiated cycle 5 (where we have assumed SD through 4 cycles). This is all based on preliminary data from the IIT dosing tracker. The data is preliminary and subject to change. We are pending an update from the IIT.
•	No Cardiotoxicity: To date, out of the 82 subjects treated in the MB-104, MB-105, MB-106 and MB-107 trials mentioned above, 63 subjects’ data have been reviewed by our Independent Expert who has reported seeing no signs or symptoms of cardiotoxicity among the subjects reviewed. In March 2024, we were notified of an increase in one subject's troponin levels and the Expert opined that the subject had other factors relatable to the increase in the troponins and deemed this event unrelated to Annamycin. Data are sent periodically to our Independent Expert to be reviewed and we intend to have all subjects' data reviewed. Clinical data where a CSR or its equivalent has not been published are considered preliminary and subject to change.

•	WP1066 has shown the following human activity:

•	In an IIT of WP1066 in an oral formulation (our lead inhibitor of p-STAT3) for the treatment of pediatric brain tumors, both a clinical and an objective response were demonstrated in a subject with diffuse intrinsic pontine glioma (DIPG), one of several indications for which WP1066 has been granted a “rare pediatric disease” designation, which could potentially qualify WP1066 for a priority review voucher if the FDA were to approve a New Drug Application (NDA) for treatment of that disease. In the IIT pediatric trial, two subjects (n=8) received at least 4 cycles (each cycle = 28 days) prior to progression.

•	WP1220 (part of the WP1066 portfolio) has shown the following activity:

•	The CSR for this study was issued in 2021 for a clinical trial of WP1220, another drug candidate which is a topical formulation in the WP1066 Portfolio, studied for the topical treatment of cutaneous T-cell lymphoma (CTCL) and documented a PR (the target lesion decreasing 50% or more) in 60% of subjects (three out of five) that was confirmed by a subsequent evaluation one month later with one of the subjects having a near total resolution of their lesions (93% decrease). The median time to PR was 56 days. Stable disease was the best response documented for the remaining 40% of subjects (two out of five), resulting in clinical benefit for 100% of subjects. All subjects (100%) survived up to 112 days of follow-up.

Our Drug Candidate Programs

Annamycin Program

Overview

One of our core management beliefs is that anthracyclines represent the most important treatment for AML and Advanced STS, and we believe Annamycin  may allow, for the first time ever, a majority of these patients to benefit from this treatment. This belief leads us to currently focus mainly on the development of Annamycin.

To further explain this, we consider Annamycin to be a "next generation" anthracycline, unlike any currently approved anthracyclines, as it is designed to avoid multidrug resistance mechanisms and cardiotoxicity, recognizing that the efficacy of all currently approved anthracyclines is limited by both multidrug resistance and cardiotoxicity. Our preclinical studies and clinical trials support this intended design. The lack of cardiotoxicity and the potential for efficacy of Annamycin have been demonstrated in 82 subjects treated to date. The efficacy data have been generated, mainly in 2023. To that end, we believe that Annamycin has potential to fill an unmet need as a second line therapy (2nd line) in AML and potentially as a first line therapy (1st line) in Advanced STS.

The FDA granted ODD to Annamycin for the treatment of AML and for soft tissue sarcoma patients, which means the agency believes we have established a medically plausible basis for using the drug for those indications. The FDA also granted Fast Track-Designation (FTD) for Annamycin for both the treatment of AML and Soft Tissue Sarcoma. A drug that receives Fast Track-Designation (FTD) is eligible for some or all of the following:

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

The Importance of Lower Cardiotoxicity and Multi-Drug Resistance for 2nd Line Therapy

Chemotherapy continues to be a cornerstone of cancer therapy. Despite the progress made with immunotherapy and precision medicine, the first-line treatment for many cancers continues to include chemotherapy. In part, because of the emphasis placed on alternatives to chemotherapy, we believe that not enough has been done to improve chemotherapeutic agents to make them safer, especially with regard to cardiotoxicity (damage to the heart), and more effective. Anthracyclines are a class of chemotherapy drugs designed to destroy the DNA (by creating iron-mediated free oxygen radicals, damaging the DNA and cell membranes, and inhibiting topoisomerase II) of rapidly reproducing cancer cells. Acute leukemia is one of a number of cancers that are usually treated with anthracyclines in "fit" patients. In the case of acute leukemia, anthracyclines are typically used in “induction therapy,” where the goal is often to induce sufficient remission of patients’ blood-born tumor cells to allow for a potentially curative bone marrow transplant.

Two key factors limit the safety and effectiveness of anthracyclines: cardiotoxicity and multidrug resistance. We believe Annamycin may significantly reduce the impact of these two factors. If early clinical data of efficacy are borne out in subsequent clinical trials, of which there can be no assurance, Annamycin may ultimately provide clinically meaningful benefits over currently approved anthracyclines in treating certain cancers, especially as a 2nd line therapy.

The potential for cardiotoxicity in pediatric leukemia patients, whose life spans can be severely shortened by the induction therapy intended to cure them of acute leukemia, represents a significant risk. In the animal model recommended by the FDA as an indicator of human cardiotoxicity, the non-liposomal (free) form of Annamycin has been shown to be significantly less likely than doxorubicin to create heart lesions in mice, and the liposomal formulation (L-Annamycin) has been shown in these same models to further reduce cardiotoxicity. If this same characteristic continues to be shown in humans, it may allow Annamycin to be used more aggressively to help patients achieve remission. This would be especially valuable in the case of pediatric acute leukemia (both AML and ALL) because of the potential impact of cardiotoxicity on long-term survival.

In addition, the effectiveness of currently approved anthracyclines is limited by their propensity for succumbing to “multidrug resistance.” This can occur where, as a natural defense mechanism, transmembrane proteins acting as transporters (one type of which is referred to as a “P-glycoprotein pump” or an “ABCB1 transporter”; otherwise referred to as “MDR1 mechanisms”) develop on the outer surface of cells to expel perceived threats like anthracyclines. In many instances, the likelihood of cardiotoxicity (and other serious side effects) prevents increasing the dosing of current therapies in order to overcome multidrug resistance. As a result, most patients cannot receive current anthracyclines in doses that are adequate to produce lasting remission and thereby qualify for a bone marrow transplant. A laboratory study has suggested that Annamycin may resist being expelled by P-glycoprotein pumps and similar multidrug resistance transporters, which may mean the drug circumvents multidrug resistance. Although significant further study is necessary, this characteristic has been shown in pre-clinical testing to allow for higher drug uptake in diseased cells, which we believe could allow for more effective induction therapy with less risk to the patient, especially in relapsed patients. We believe that the encouraging preliminary efficacy being demonstrated in our clinical trials in 2nd line AML therapy may, in part, be the result of Annamycin's ability to avoid MDR1 mechanisms.

Annamycin in preclinical studies has shown a lack of cardiotoxicity and this also has been shown in our clinical trials to date, as reported by our Expert. Clinical data where a CSR or its equivalent has not been published are considered preliminary and subject to change. Our Expert has issued and will continue to issue periodic reports as additional data are provided in batches of subject data.

To date, we have received a several independent assessments for the absence of cardiotoxicity in subjects treated with Annamycin. We now have independent assessments covering 63 subjects that have been treated with Annamycin in four different clinical trials in the U.S. and Europe with no evidence of cardiotoxicity. To date, 62 of all 82 subjects treated (which includes the 63 subjects independently assessed) were treated above the FDA’s lifetime maximum anthracycline limit of 550 mg/m2, with 1 subject having been treated with 3420 mg/m2 (or roughly six times the FDA approved lifetime anthracycline exposure) of standard anthracyclines and Annamycin and there has been no evidence of cardiotoxicity. After review of the data provided, the Independent Expert, in their most recent report and as stated in previous reports, concluded that there was no evidence of cardiotoxicity.

In March 2024, we were notified of an increase in one subject’s troponin levels seven weeks post cycle one and prior to initiation of a second cycle. Immediately post the second treatment the troponin levels decreased. All of the relevant subject's data were reviewed by our Expert. In the report of the Expert, the subject had other factors relatable to the increase in the troponins and deemed this event unrelated to the study drug Annamycin. We consider all data, including this data, preliminary and subject to change until a CSR is published.

We believe the Expert's reports are particularly relevant in light of a recently published retrospective study showing that the incidence of heart failure more than doubles for cancer patients treated with anthracyclines compared to cancer patients not receiving anthracyclines (C Larson, et al. Anthracycline and Heart Failure in Patients Treated for Breast Cancer or Lymphoma, 1985-2010. JAMA Network Open. 2023;6(2):e2254669. doi:10.1001/jamanetworkopen.2022.54669). Given the heart-damaging impact of prior treatment with currently prescribed anthracyclines, and considering that the subject population that we are enrolling in our Annamycin trials (multiple prior therapies, including anthracyclines known to be cardiotoxic, many elderly, and other comorbidities) we believe that there is a high likelihood that a cardiac event will occur in the future that we will not be able to disassociate from our study drug. We believe that the potential for such future incidences, however, does not outweigh the significant elimination of cardiotoxicity to date as reflected in the Expert’s reports.

The Importance of the Unmet Need in 2nd Line Therapies for AML

There are approximately 160,000 people with AML worldwide with about 20,000 newly diagnosed patients annually in the U.S. Anthracyclines are an important class of first line tools for physicians and while effective, their maximum lifetime dose in patients is limited due to concerns over cardiotoxicity. The following discussion, which includes estimates based on current literature and our discussions with key opinion leaders, suggests that approximately 60% of AML patients continue to have a significant unmet need. This is based on the reality that effective treatment options are limited. We estimate that only around 40% of AML patients are afforded an opportunity to overcome their disease through a curative bone marrow transplant or through lasting remission. We believe this aligns with the published statistic that the 5-year survival rate for AML is only 29%.

While the standard of care treatment can be complex, regionally variable (especially since not all current AML drugs are approved in all countries), and highly individualized (based on a range of factors including gene mutations), all AML patients are initially categorized based on their ability to undergo intensive chemotherapy.  As a result, we estimate around 50% of patients are deemed “Fit” for standard intensive first-line treatment and the other 50% are deemed “Un-Fit.”

Those who are deemed “Fit” are most often treated with the “standard” induction therapy of three days of intravenous daunorubicin or equivalent anthracycline, and seven days of intravenous cytarabine, also known as Ara-C. We estimate that only about 36% of these patients, or approximately 18% of overall AML patients, will have a durable CR to first line therapy, meaning the cancerous cells in their bone marrow have been reduced to 5% or less.  At this point, they either qualify for a bone marrow transplant or hope for the remission to become long lasting. Bone marrow transplants (BMT) can be successful in as many as 80% of eligible patients. However, since so few patients actually get to this point, we estimate that only a minor subset (approximately 14%) of all AML patients reach this positive outcome, through the standard first-line pathway for “fit” patients.

The 50% of patients who are deemed “Un-Fit” for first-line intensive chemotherapy treatment are usually treated with a combination of Venetoclax and azacytidine, also known as “Ven-Aza”. The success rate, as we estimate, in this group of patients is only around 37%, or approximately 19% of all AML patients, achieving a durable CR and qualifying for a BMT or achieving long-term remission.  Similarly, we estimate that as many as 80% of these responding patients will benefit from a bone marrow transplant or experience lasting remission. But again, this means that only a small subset of the deemed “Un-Fit” patients, approximately 15% of all AML patients, achieve this positive outcome.

In recent years, new targeted therapies have been approved (mostly in the US) and have become available to 2nd line patients (those patients for whom the 1st line therapies discussed above have failed), adding a new alternative. Unfortunately, we believe success here has been relatively limited. Five such drugs have been approved to date, but each is only relevant to a subset of AML patients who happen to have the requisite genetic mutation and response rates are relatively low. We estimate that only about 21% of 2nd line patients will achieve a durable CR which means only another 11% of the AML population is given a chance to beat their disease with a successful bone marrow transplant or lasting remission. This leaves, based on our estimates, about 58% of all AML patients who will ultimately succumb to their disease.

We believe this is not an acceptable outcome and are advancing Annamycin for the treatment of AML via our clinical trials. In multiple clinical studies, subjects treated with Annamycin have shown no signs of cardiotoxicity, allowing physicians to dose higher than the currently set limits for other anthracyclines or potentially treat traditionally "unfit" subjects. The subjects treated to date have included those who were initially deemed unfit for intensive chemotherapy and the initial, preliminary data suggest that Annamycin’s safety and tolerability profile may make the product suitable for those patients, too.

Annamycin Clinical Trials – AML

We have studied Annamycin in three internally funded AML clinical trials, one of which is still under way. These trials are MB-104, MB-105, and MB-106. In MB-105 and MB-106, we began seeing what we believe to be potentially significant efficacy in AML. Below is a discussion of these three trials with a focus on the most recent two.

Below in Table 2 is a summary of the preliminary responses in the concluded MB-105 monotherapy trial and the MB-106 combination therapy trial to date, both for the treatment of AML.

Table 2 - Summary of Annamycin Responses in MB-105 & MB-106 AML Studies as of March 19, 2024

Study	Study MB-105 Monotherapy - Last Cohort at 240 mg/m2 (RP2D)	Study MB-106 Combination Therapy– Phase 1B/2 All Lines (Range 1-7)	Study MB-106Combination Therapy– Phase 1B/21st Line	Study MB-106Combination Therapy– Phase 1B/2 As 2nd Line Only
Therapy	Annamycin - Single Agent	Ara-C + Annamycin "5+3"	Ara-C + Annamycin“5+3"	Ara-C + Annamycin“5+3"
All Subjects
Recruited	5	20	3	10
Subjects Not Yet Evaluable	0	2	1	0
Subjects Evaluable To Date	5	18	2	10
Subjects Evaluable Not Dosed Per Protocol		2	0	1
Median Prior Therapies	6	1	0	1
Median Age - Years (Range)	65 (62-73)	69 (19-78)	49 (19-69)	71 (53 - 78)
Complete Responses (CR)	0	6	1	5
CR with incomplete recovery (CRi)	3	1	0	1
Total Complete Response(s) (CRc)	3	7	1	6
Complete Response (CR) Rate	0%	33%	50%	50%
Complete Response Composite (CRc) Rate	60%	39%	50%	60%
Partial Responses (PRs)	1	2	0	1
CRc Relapsed To Date	1	1	0	1
BMT To Date	0	1	0	1
Durability of CR	Not followed	Developing	Developing	Developing
	(1)	(2,3,4,5)	(2,3,4)	(2,3,4)

Notes for Table 2: 1) Data from MB-105 is showing only the five subjects treated per protocol in the last cohort and are shown as this cohort was at the recommended phase 2 dose or RP2D. 2) Data from MB-106 is for intent to Treat subjects; 3) Data from MB-106 is preliminary and subject to change; 4) Durability is developing; and 5) The 19th subject, being treated as a 3rd line therapy,  had two BMAs tested where they have been inconclusive, and we are awaiting further testing. This subject will move the CRc in the “MB-106 Phase 1B/2 All Lines" column to either 42% or 37% (n=19).

MB-104: A Phase 1 clinical trial of Annamycin as a single agent for the treatment of relapsed and refractory (R/R) AML in the US was successfully completed in 2020. The FDA requested that we demonstrate that Annamycin could be safely administered to subjects up to the lifetime maximum allowable level of anthracycline (LTMAD) established by the FDA and the trial met this primary endpoint. The FDA established the LTMAD because of concerns about cardiotoxicity associated with currently approved anthracyclines when administered above the LTMAD. Our Independent Expert, as discussed above, noted that after review of the data for the subjects in this trial there were no signs of cardiotoxicity.

MB-105: As a result of discussions with the FDA after MB-104, we focused our continuing efforts on establishing an RP2D for Annamycin in our Phase 1/2 single agent R/R AML clinical trial in Europe. In December 2018, we began treatment at the final dose of MB-104 of 120 mg/m2. In February 2022, we successfully concluded the Phase 1 portion of that trial and established the RP2D of 240 mg/m2. A total of 20 subjects were enrolled in this trial. Significant adverse events (AE’s) > grade 3 in this trial (n=20) were: neutropenia 65%, thrombocytopenia 50%, anemia 40%, febrile neutropenia 30%, and pancytopenia 10%. Drug related serious adverse events (SAE’s) were: thrombocytopenia and anemia 25% each, febrile neutropenia 20%, neutropenia 10%, and mucosal inflammation, neutropenic infection, hepatocellular injury, hypotension, hepatotoxicity, sepsis and infusion related reaction 5% each.

Additionally, our Expert noted that after review of the data for the nineteen of the twenty subjects in this trial there were no signs of cardiotoxicity. One subject who received a partial dose of Annamycin and left the trial had no post-treatment evaluations performed. Additionally, 15 subjects were taken over the LTMAD and  exposed as high as 1800 mg/m2 as allowed by the protocol.

In the final cohort, five subjects received a full course of Annamycin and demonstrated an ORR of 80% with one CRi and three PRs.  However, in two of the PRs, as noted by the site, subjects' bone marrow blast counts were successfully decreased to below 5%, however these subjects were still designated as a PR by the sub-investigator at that site. We include these subjects as CRis since their results met the definition of CRi per the protocol and thus believe that a CRi rate of 60% would be more accurate.

As a part of our ongoing sponsored research at MD Anderson, animal testing indicated that the combination of Annamycin with Ara-C (AnnAraC) provides a synergistic effect that is more effective in AML mouse models than either drug alone. These data were presented at the 62nd Annual Meeting & Exposition of the American Society for Hematology (ASH) under the title: "High Efficacy of Liposomal Annamycin (L-ANN or L-Annamycin) in Combination with Cytarabine (AnnAraC) in Syngeneic p53-null AML Mouse Model." This study was conducted in a highly aggressive AML mouse model where median survival is approximately 13 days. For animals treated with AnnAraC, median survival ranged from 56 to 76 days, thus expanding median survival by 585%, with some animals having no signs of any tumors after treatment. Additionally, when looking at median overall survival (OS) for the mice in the study, AnnAraC demonstrated a 68% improvement in the OS compared to Annamycin as a single agent and a 241% increase in OS compared to Cytarabine alone. We believe these experiments supported initiation of clinical development of the combination of Annamycin and Ara-C in AML patients.

This combination was achieved via a promising advancement in lipid enabled drug delivery developed in collaboration with and exclusively licensed from MD Anderson. The unique patent-pending lipid composition allows us to combine a new concept in chemotherapeutic agents within a lipid structure that helps target the delivery of the payload and reduce the potential for toxicity. In the case of Annamycin, our unique use of lipid technology enables improved tissue/organ distribution and, as demonstrated in multiple clinical trials, dramatically reduced toxicity, including avoiding cardiotoxicity.

Although Annamycin had already shown human activity as a single agent in its two Phase 1 AML clinical trials and had shown no signs of cardiotoxicity, the observed synergy in vitro and confirmatory in vivo data suggested that the AnnAraC could be more effective in a clinical setting than Annamycin as a single agent. This would be consistent with the current practice to use Ara-C in combination with other anthracyclines in AML patients. The most common first-line therapy for fit AML patients currently is the combination of an anthracycline and Ara-C in a regimen referred to as "7+3" where Ara-C is administered daily for 7 days in parallel with 3 daily doses of an anthracycline. Simply substituting Annamycin for the currently used anthracycline in a similar 7+3 (or as is the case in MB-106, 5+3), regimen would therefore represent a familiar and well-practiced treatment modality. Beyond that, we believed it would have the added advantages that Annamycin has been shown in published research to be active against tumor cells resistant to doxorubicin and, importantly, has the potential to remove the concern for cardiotoxicity, a significant toxic side effect currently limiting the use of anthracycline-based intensive chemotherapy. Thus, we began focusing our efforts on a clinical trial studying AnnAraC for the treatment of AML in Europe.

MB-106: On May 2, 2023, we announced successful completion of the first cohort in our Phase 1B portion of our Phase 1B/2 clinical trial using Annamycin in combination with Cytarabine for the treatment of AML. This study is utilizing a “5+3” regimen where Annamycin is administered with three days of infusion along with the five days of infusion of Cytarabine. As we noted, this combination strategy is similar to the familiar “7+3” induction therapy that is considered to be a standard of care in AML, where seven days of Cytarabine infusions are paired with three days of an approved anthracycline (typically, daunorubicin).

In the first cohort 3 subjects were treated, all of whom were relapsed from multiple prior therapies. Annamycin was dosed at 190 mg/m2, along with Cytarabine at 2.0 g/m2/day for five days (total dose of 10g/m2).

The median number of prior therapies for these three subjects in the first cohort was five (range of one to six). One subject, who was 78 years of age at the time of the study initiation and enrolled after a single prior multi-year therapy, achieved a CR that has continued to be durable at 12 months. This subject has received a second and recently a third course of treatment, during the ensuing 11 months, at the direction of the treating physician. This subject has not experienced a relapse to date. The other two subjects were shown to have disease progression.

At the recommendation of the safety review committee, we deemed the first cohort dose as safe and opened the second cohort with the Annamycin dose being increased to 230 mg/m2. On August 7, 2023, we successfully completed the second cohort at 230 mg/m2 of Annamycin in this combination study. Four subjects were treated in this cohort, one is believed to be relapsed from one or more prior therapies and three are believed to be refractory to up to three prior therapies. One subject was replaced due to a Serious Adverse Event (SAE) experienced on first day of dosing. The SAE was determined to be unrelated to Annamycin and definitively related to Cytarabine: an allergic reaction to the Cytarabine infusion. At the recommendation of the safety review committee, we deemed the second cohort dose as safe and as the recommended expansion phase dose and opened recruitment, including for both first line therapy and for subjects who are refractory to or relapsed after induction therapy, to the Phase 2 portion of the trial. The median number of prior therapies for the three evaluable subjects in the second cohort was two (range of one to three) and the median age was 67. One subject, who was 64 years of age at the time of enrollment into the study with one prior therapy, was deemed a CR (complete response), which was shown to be durable at approximately three months, at which point the subject proceeded to a bone marrow transplant. The other two subjects were shown to have disease progression.

On October 2, 2023, we announced the initial subjects had been treated in the Phase 2 portion of MB-106. To date, 20 subjects have been enrolled in the full MB-106 Phase 1B/2 study.  At the end of January 2024, we completed recruiting the desired number of 2nd line subjects and began preparation for an End of Phase 2 (EoP2) meeting with the FDA.  In addition, we expanded the MB-106 study protocol to include 1st line subjects to provide data to enable the designing of a potential confirmatory Phase 3 post-approval study, however we do not expect the addition of this cohort to delay our EoP2 meeting. Our current planned pathway for approval for Annamycin in combination with Cytarabine for the treatment of AML is as a 2nd line therapy. Therefore, our focus is primarily on securing an accelerated approval pathway for the treatment of 2nd line subjects (those who were relapsed from or refractory to a 1st line AML therapy, regardless of whether the subject was deemed “fit” or “unfit”).

As mentioned previously, the MB-106 clinical trial with Annamycin in combination with Cytarabine for the treatment of AML is an “all-comers” (as discussed above) trial, accepting subjects with a wide range of prior therapies. The total subjects recruited to date is 20 where one first-line subject just began treatment and another third-line subject has not yet been fully evaluated. Currently, we have a composite complete response (CRc) rate of 39% in all evaluable subjects (n= 18). This is comprised of a CR rate of 33% and CRi rate of 6%. We believe that the most important subgroup in this trial to be subjects for whom AnnAraC is their 2nd line of therapy. When stratified for that population (n=10), the CRc rate is 60% being comprised of a CR rate of 50% and a CRi rate of 10%. The 19th subject, being treated as a 3rd line therapy,  had two BMAs that were inconclusive, and we are awaiting further testing. This subject will move the CRc for the full trial to either 42% or 37% (n=19), depending on the final assessment of the BMA.

Durability data are developing with one CR having relapsed to date with 4.5 months of durability. The first CR subject was treated in February 2023 and remains durable to date. Durability of CRc's is confirmed by repeat bone marrow aspirates (BMAs). The median age of all subjects recruited is 69, ranging from 19 to 78. This trial may enroll up to 28 subjects with recruitment for subjects as 2nd line therapy having ended in January 2024. The trial continues recruitment for treatment as 1st line and 3rd line therapy.

The first CR subject was treated in February of 2023 and has not relapsed to date, having received a third course of AnnAraC in February 2024. One CR has relapsed to date as noted in Table 2 above. The relapse occurred at the same study site where a subsequent review of the  anti-microbial standard of care for patients during the peri-chemotherapy infusion period was not consistent with the standard of care recommended by the leading medical organizations. This site also had a significantly greater rate of infections than was reported at the other study sites. These infections precluded the use of an additional course of chemotherapy, which has been utilized in most patients who have achieved a durable CR or CRi at the other MB-106 study sites. We believe that this lack of additional courses of AnnAraC may (and we stress "may") have contributed to the only relapse in MB-106 following a CR and the only death to a CRi subject to date. The death was not deemed disease progression and occurred after a series of infections. This subject was scheduled for a BMT.

We have also begun recruiting 1st line subjects into this trial to provide data for a possible future confirmatory Phase 3 clinical trial in 1st line patients. The first two subjects for whom AnnAraC was considered 1st line therapy have been treated, and upon evaluation it was determined that the treatment resulted in a CR for one of the subjects. The other subject was deemed a treatment failure, withdrew from our study, received a different therapy, and subsequently expired.

Currently, the median age of the recruited subjects in MB-106 is 69 years (range of age is 19 to 78 years) with a median number of prior therapies for AML of 1 (range of 0 to 6). The trial has recruited 20 subjects to date with 2 (1 from the 2nd line of therapy population) subjects withdrawing from the trial due to adverse events and 1 other subject not yet having a bone marrow aspirate fully evaluable. We may recruit up to 28 subjects in the Phase 1B/2 clinical trial, however, having already recruited the desired number of 2nd line subjects to support our EoP2 meeting with the FDA, we may elect to complete this trial with fewer than 28 subjects. At our current rate of progress, we expect to conclude the trial and report topline data in 1H 2024.

There continues to be no evidence of cardiotoxicity as reported by an independent Expert’s reports following assessments of 4 subjects' data from this trial (included in the Expert evaluations of 63 subjects from all our Annamycin clinical trials). The balance of the subjects in the trial will be reviewed by the Independent Expert in the near future.

In all subjects enrolled to date (n=20) in MB-106 adverse events (Grade < 3) are as follows: thrombocytopenia 47.4%; neutropenia 31.5%; anemia 21.1%;  and infections (pneumonia, sepsis, septic shock and staphylococcal bacteremia) 10.5%. Two subjects experienced adverse events and were not dosed per protocol with one having an allergic reaction to Annamycin, the first we have seen in over 70 subjects dosed in our multiple Annamycin clinical trials; the second adverse event was due to an allergic reaction to cytarabine. The CR/CRis have been spread across 3 different sites in two different countries (Poland and Italy) and 7 out of 9 sites participating in the study have recruited subjects to date.

We have been and intend to continue reporting top-line results in all of our clinical trials on a quarterly basis or when a recruiting or regulatory milestone is achieved. Top-line results will include reporting of any drug-related adverse events (AEs) and assessment of cardiotoxicity, as described above. Top-line results will also include the number of partial responses (PRs) and complete responses (CRs), each of which is essentially a function of the magnitude of reduction in a subject's BMA. For purposes of these clinical trials, a CR means that the subject's BMA reduced to 5% or less with recovery of neutrophils (or white blood cells) and platelets, CRi means a CR where there was incomplete recovery of neutrophils and/or platelet counts, and a PR means the subject's BMA reduced by 50% and resulted in a blast count of 25% or less.

MB-108: The strategy to begin the next AML study, which we intend to be a pivotal study, is to approach the FDA or its foreign equivalent for Annamycin to be a 2nd line therapy and design an accelerated approval pivotal trial, with a follow-on confirmatory Phase 3 trial. As mentioned above, we have now concluded the recruitment of subjects for 2nd line treatment in MB-106, enabling evaluation of the necessary data for submission to the regulatory authorities as support for such a trial.

The data above regarding human activity are all from our studies and are preliminary and subject to change, unless a clinical study report (CSR) has been published or the investigator-initiated study has concluded and issued its annual report. “Right-to-try” data are preliminary until published. Such activity may or may not be repeated in future clinical trials, including potentially pivotal and/or confirmatory clinical trials. While we believe such data are encouraging, the FDA or its foreign counterpart will ultimately determine if such data and future data are individually conclusive and supports future clinical trials or approval.

Annamycin Clinical Trials – STS Lung Metastases

We announced in April 2019 that our ongoing sponsored nonclinical research at MD Anderson demonstrated that Annamycin may improve survival in an aggressive form of triple negative breast cancer metastasized to the lungs in animal models. Annamycin was previously shown to be significantly more potent than doxorubicin in both Lewis lung carcinoma in animal models and in small cell lung cancer in vitro models. In addition to seeing activity in animal models of triple negative breast cancer metastasized to the lungs, we have also seen activity in colon cancer metastasized to the lungs. The particular animal models used in our testing are considered to represent very aggressive forms of cancer.

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

We announced in early 2021 that Annamycin demonstrated consistently high antitumor activity in tested animal models of different types of lung-localized cancers, including sarcoma. These promising findings correlate with a high uptake of Annamycin to the lungs in animal models. We found in our studies that Annamycin uptake to the lungs is over 30-fold higher than that of doxorubicin, the primary first-line chemotherapy for advanced soft tissue sarcoma. The limited pulmonary uptake of doxorubicin in animal models may help explain its limited activity against STS lung metastases in humans. Additionally, our clinical data to date show no cardiotoxicity associated with the use of Annamycin, and the published research demonstrate Annamycin’s ability to avoid multidrug resistance mechanisms, both of which are often treatment-limiting effects of anthracyclines (which includes doxorubicin) in this setting. Taken together, these factors suggest that Annamycin could represent an important treatment to help address a significant unmet need in patients with STS lung metastases.

In February 2021, we announced that a preclinical study in animals had suggested a possible significant therapeutic benefit of Annamycin against metastatic osteosarcoma. As of day 130 of the study, the survival rate for animals treated with Annamycin was 100%, compared with only 10% for untreated animals. Computerized tomography scans demonstrated that animals treated with Annamycin exhibited suppression of tumor growth and not a single death was observed in the treated animals, whereas observed tumor burden was believed to have contributed to the rapid death of 90% of untreated animals. We believe these data are a promising indication of the possibility of Annamycin’s impact on other cancers metastasized to the lungs. We caution that these are preclinical animal data and we can provide no assurance that we will see similar results in our clinical trials, let alone ultimately obtain approval of Annamycin for this use.

It is estimated that there are approximately 36,000 new cases of STS in the seven major markets (US, EU5 and Japan) each year. Our clinical advisors estimate that approximately half of all STS patients will eventually develop lung metastases from their primary tumor. Although first-line treatments such as surgical resection, chemotherapy and radiation may provide initial therapeutic benefit for approximately one third of those patients, there are no approved or emerging second-line therapies for the remaining patients who relapse or are refractory. Although the lungs tend to be a major site of relapse, when we began our own clinical trial MB-107 using Annamycin against STS lung metastases, we were aware of only a very few active clinical trials specifically targeting STS lung metastases, indicating that Annamycin currently faces limited competition in this area of development.

Along with the results in STS lung metastases, our animal models have shown activity in other lung metastases, including osteosarcoma, colorectal and triple negative breast cancer, as well as meaningful concentration levels of Annamycin in the liver, spleen and pancreas. Additionally, when tested in a highly aggressive AML mouse model, Annamycin significantly reduced tumor burden in the spleen, lungs, and liver, leading to an increase in survival. Based on these promising preclinical data, we believe the ultimate market opportunity for Annamycin could be larger than just STS lung metastases. As such, we may expand our clinical trials into these areas in the near term using externally funded trials.

MB-107: In December 2020, the FDA allowed our IND to go into effect to study Annamycin for the treatment of soft tissue sarcoma lung metastases. This allowed us to begin a Phase 1b/2 clinical trial in the US for subjects with STS lung metastases after first-line therapy for their disease. The trial began in the first half of 2021. The Phase 1B was concluded in July 2022. On September 21, 2023, we announced the completion of enrollment in the Phase 2 portion of our U.S. Phase 1B/2 clinical trial evaluating Annamycin as monotherapy for the treatment of soft tissue sarcoma lung metastases. Subjects who had stable disease at the time of study discontinuation will continue to be followed for progression free response and overall survival.

All subjects had pulmonary metastases from soft tissue sarcoma and at least one prior therapy. There was no limit on how many prior therapies a subject could have prior to entering this study. Most subjects were heavily treated with other therapies prior to entering our trial with our treatment representing the fourth median therapy for all subjects in the Phase 1B and Phase 2 portion of the trial (range of two to twelve). As of March 1,2024, as reported by the investigation sites, nine subjects in Phase 2 are alive whose OS is currently below the Phase 2 median OS, so OS data are not available at this time for that phase.

Below in Table 3 is a summary of progression free survival for evaluable subjects, as discussed further below, by groupings and median overall survival for all subjects evaluable in Phase 1B:

Table 3	MB-107 Summary as of March 1, 2024
Progression Free Survival Months (mos)	All Subjects	Phase 1B All Subjects	Phase 2 All Subjects	All Subjects Treated at < 330 mg/m2	All Subjects with 2 or Fewer Prior Therapies (<2PT)	All Subjects < 330 mg/m2 & < 2PT
1 mos or >	100%	100%	100%	100%	100%	100%
2 mos or >	59%	67%	53%	61%	83%	78%
3 mos or >	25%	27%	24%	30%	42%	56%
4 mos or >	16%	13%	18%	22%	25%	33%
5 mos or >	9%	7%	12%	13%	8%	11%
6 mos or >	6%	0%	12%	9%	8%	11%
n =	32	15	17	17	12	9
Median Mos	2.3	2.6	2.0	2.1	2.7	3.1

Median O/S mos	Developing	11.3	Developing	Developing	Developing	Developing
Overall survival (OS); Not available for Phase 2 subjects at this time, as data continues to develop (N/A)

In the Phase 1B portion of the trial, subjects were treated from 210 mg/m2 to 390 mg/m2. In the Phase 2 portion of the trial, an exploratory RP2D of 360 mg/m2 was initiated for the first 3 subjects and a final RP2D of 330 mg/m2 was determined and 15 subjects were treated.

Including the 3 subjects treated at the same dose in the Phase 1B portion of this trial, this equates to seventeen total subjects measurable for efficacy at the 330 mg/m2 dose level. Including all measurable subjects at all dose levels in the Phase 1B portion of the trial, thirty-two subjects were treated with at least one cycle in this study and twenty-seven received at least two cycles of treatment. For the Phase 2 subjects, the median time to entering the MB-107 trial from the time of initial diagnosis is estimated, based on clinical data to date, to be approximately 20 months, and these subjects have been mostly heavily treated previously for STS lung mets prior to entering our study.

Once all data are collected, we plan a more in-depth presentation of the topline data for this study in 2024. Based on the data as shown in Table 3 above, we believe the following observations are in order:

●

Very few trials for subjects with such advanced (median = 20 months from initial diagnosis; all with lung metastases in MB-107) disease progression have been published, making comparisons to historical performance difficult.

●	With this in mind, median OS for subjects in the Phase 1B portion of this study is currently at 11.3 months, which we believe is notable based on current literature.
●

Overall median PFS for the trial is 2.3 months (range 1.2 to 6.9 months) with seven subjects discontinuing early due to thrombocytopenia. Five of these subjects negatively impacted this median PFS, which we believe was exacerbated by the extreme advanced stage of the patients and their being weakened by prior therapies.

●	Median PFS improved to 3.1 months for lower doses of Annamycin (≤330 mg/m2) versus the maximum dose used in the trial and for subjects who had fewer prior therapies or PT (<2).
●

These data suggest to us that Annamycin may be best positioned as a first line alternative to the current standard of care with an anthracycline and where an anticipated combination of high patient response rate, significant improvement in OS and the absence of cardiotoxicity may improve patient outcomes.

The data above regarding human activity are all from our studies and are preliminary and subject to change, unless a CSR has been published or the investigator-initiated study has concluded and issued its annual report. “Right-to-try” data are preliminary until published. Such activity may or may not be repeated in future clinical trials, including potentially pivotal and/or confirmatory clinical trials. While we believe such data are encouraging, the FDA or its foreign counterpart will ultimately determine if such data and future data are individually conclusive and supports future clinical trials or approval.

IIT STS Lung Mets or Rutkowski Trial NIO-0002: We have collaborated with physicians in Poland at the Maria Sklodowska-Curie National Research Institute of Oncology (MSCNRIO) and are currently supporting a physician-sponsored (externally funded) clinical trial there with study drug. We previously announced their facilitation of a grant equivalent to $1.5 million to fund a Phase 1B/2 clinical trial of Annamycin for the treatment of STS lung metastases. The grant-funded clinical trial is led by Prof. Piotr Rutkowski, MD, PhD, Head of Department of Soft Tissue/Bone Sarcoma and Melanoma at MSCNRIO, and it will be operated independently of our study in the US.

The trial has a dosing regimen of once per week rather than once every 21 days as in the US trial. This trial began dosing subjects in late 2022. Six subjects have been enrolled and treated to date (three in cohort 1 at 35 mg/m2; three in Cohort 2 at 60 mg/m2)). A DLT was noted. The cohort was expanded and a fourth subject in Cohort 2 has been identified, consented in February 2024 and is currently in screening. The preliminary data to date is 50% (3 of 6) have received greater than two cycles (approximately 2 months) of therapy where we have assumed stable disease (SD) through two cycles. One of these three subjects has initiated cycle 5 (with us assuming SD through four cycles). This is all based on a preliminary data from the IIT dosing tracker. The data are preliminary and subject to change.

Previously, this trial was facilitated by WPD Pharmaceuticals (WPD), based in Poland. In March of 2023, WPD assigned their rights and duties related to the grant-funded trial at MSCNRIO to us as part of WPD’s termination of its sublicense.

The WP1066 Portfolio Program

We have a license agreement with MD Anderson pursuant to which we have been granted a royalty-bearing, worldwide, exclusive license for the patent and technology rights related to our WP1066 Portfolio and its close analogs: molecules targeting the modulation of key oncogenic transcription factors. In 2019, the FDA granted ODD for WP1066 for the treatment of glioblastoma, which means the agency believes we have established a medically plausible basis for using the drug to treat glioblastoma.

We believe our WP1066 Portfolio (including lead drug candidates WP1066 and WP1220), represents a novel class of agents capable of hitting multiple targets, including the activated form of a key oncogenic transcription factor, STAT3. A substantial body of published research has identified STAT3 as a master regulator of a wide range of tumors and has linked the activated form, p-STAT3, with the survival and progression of these tumors. For this reason, it is believed that targeted inhibition of p-STAT3 may be an effective way to reduce or eliminate the progression of these diseases. Since 2021, we have been working on developing an appropriate IV formulation for WP1066 or its analogs. As a result of these studies, we believe we have now identified a candidate formulation that is worthy of IND-enabling preclinical testing, which is now underway. Furthermore, we retained an option to license WP1732 but in January 2024 we notified MD Anderson of our intent to terminate the option.

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

In certain types of tumors, like melanoma, checkpoint inhibitors work well, and the results can be impressive, creating durable suppression of tumors where no other therapy had succeeded. However, despite the outstanding results in select patients, checkpoint inhibitors benefit only a limited number of patients in certain cancers, and they are essentially not effective in what are called “non-responsive” tumors like glioblastoma and pancreatic cancer, among others. As a result, companies are now focusing heavily on combination therapies, combining immune checkpoint inhibitors with chemotherapy, as well as other agents. We believe there is a need for new chemotherapeutic agents that, by their specific mechanism of action, would produce potent combination effects with immune checkpoint inhibitors, and that additionally can boost immune system response on their own. In this regard, there is early preclinical evidence that WP1066, as a single agent, may have the ability to reverse immune tolerance in brain tumor patients (Cancer Res, 67(20), 9630, 2007), and preliminary data in animal models that suggests WP1066 may have a potential for combination use with checkpoint inhibitors. We intend to pursue additional externally funded studies to build on this preclinical evidence and preliminary animal model data.

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

As with other analogs in this portfolio, WP1066 also has demonstrated in animal models the ability to boost a natural immune response to tumor activity. In animal models, WP1066 has been shown to upregulate STAT1, a transcription factor associated with immune stimulation. At the same time, it has been shown to reduce levels of Regulatory T-Cells, or TRegs, which are coopted by tumors to protect themselves from attack by the patient’s natural immune system. This forms a unique dual action (directly attacking the transcription factors that support tumor development and separately boosting the natural immune response to tumors) that may make WP1066 well suited to treat a wide range of tumors and possibly also serve as an important element in combination therapies targeting some of the most difficult cancers.

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

In February 2023, the Emory physician-sponsored clinical trial for the treatment of pediatric brain tumors with WP1066 concluded with treating a total of ten subjects in all three cohorts of the Phase 1 dose escalation portion of the trial. The third cohort dosing was deemed safe at 8mg/kg. In that trial, one of the subjects in the first cohort with DIPG showed an apparent response to the treatment with both clinical improvement and radiologic reduction of tumor size. In the ten subjects treated, eight subjects discontinued due to progression or refusal to continue after two cycles. One subject received four cycles prior to progression and one subject received five cycles prior to progression. We caution that this is preliminary data, and no conclusions should be drawn from these events. It is our belief that Emory will continue with a study of WP1066 into a Phase 2 program once further progress is made in a similar adult study.

The data above regarding human activity are all from our studies and are preliminary and subject to change, unless a CSR has been published or the investigator-initiated study has concluded and issued its annual report. “Right-to-try” data are preliminary until published. Such activity may or may not be repeated in future clinical trials, including potentially pivotal and/or confirmatory clinical trials. While we believe such data are encouraging, the FDA or its foreign counterpart will ultimately determine if such data and future data are individually conclusive and supports future clinical trials or approval.

WP1220

An analog of WP1066, referred to as WP1220, was previously the subject of an IND (WP1220 was referred to as “MOL4239” for purposes of this IND) related to use of the molecule in the topical treatment of psoriasis. Clinical trials were commenced on WP1220 in the US but were terminated early due to limited efficacy in the topical treatment of psoriatic plaques. Notwithstanding its limitations in treating psoriasis, our pre-clinical research in multiple CTCL cell lines has suggested that WP1220 may be effective in inhibiting CTCL. Based on these data, we are open to discussions with various pharmaceutical companies for further development of this molecule. CTCL is a potentially deadly form of skin cancer for which there are limited treatment options.

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

Although this was a small proof-of-concept clinical trial, topically applied WP1220 had no safety issues and appeared to be effective in MF. Topical application of WP1220 does not appear to result in systemic exposure to the drug, which is desirable in the case of a topical drug targeting a dermatologic condition.

Alternate Formulation for the WP1066 Portfolio

WP1220 and its close analogs are highly insoluble compounds and as such, WP1066 is currently administered orally. Unfortunately, the present formulation has an undesirable taste profile, and its bioavailability when delivered orally may not be optimum. Although preliminary data from physician-sponsored brain tumor trials indicate that the oral administration of WP1066 results in detectable levels of WP1066 in plasma, we believe our opportunity for successful development of a p-STAT3 inhibitor would be expanded if we were able to develop a compound capable of a different oral delivery or intravenous (IV) administration. In 2020, we began developing IV formulation methods for WP1066 and/or its analogs that might address these issues. Recently, we have succeeded in identifying a promising candidate for IV formulation and we have begun IND-enabling preclinical work, however there can be no assurance that this effort will be successful.

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

We believe this technology has the potential to target a wide variety of solid tumors, which eventually become resistant to all treatments, and thereby provide a large and important opportunity for novel drugs. Notwithstanding this potential, we are currently focused on the use of WP1122 and related analogs for the treatment of central nervous system malignancies and especially glioblastoma multiforme. Although less prevalent than some larger categories of solid tumors, cancers of the central nervous system are particularly aggressive and resistant to treatment. The prognosis for such patients can be particularly grim and the treatment options available to their physicians are among the most limited of any cancer. The American Cancer Society has estimated 25,400 new cases of brain and other nervous system cancers will occur in the United States in 2024, resulting in 18,760 deaths (https://www.cancer.org/research/cancer-facts-statistics/all-cancer-facts-figures/2024-cancer-facts-figures.html). Despite the severity and poor prognosis of these tumors, there are few FDA-approved drugs on the market.

Additionally, based on independent preclinical data, we believe this technology has the potential to impact hard to treat viruses that also rely heavily on glycolysis and glycosylation. Due to the COVID-19 pandemic, we looked to establish a RP2D for WP1122 in a Phase 1 clinical trial and certain countries had established accelerated COVID-19 focused programs for Phase 1 trials such as the United Kingdom.

An early 2021 study in India of 2-DG in COVID-19 subjects was conducted by the Institute of Nuclear Medicine and Allied Sciences (INMAS), a lab of the Defense Research and Development Organization (DRDO), in collaboration with Dr Reddy's Laboratories (DRL), Hyderabad, India. INMAS-DRDO scientists initiated a Phase 2 clinical trial on 2-DG in COVID-19 subjects in May 2020 during the first wave of the pandemic. This was followed by a Phase 3 study and an approval in May 2021, by Drugs Controller General India (DCGI) for emergency use of 2-DG as an adjunct therapy in subjects with moderate to severe COVID-19.

Given that WP1122 is a prodrug of 2-DG designed to improve its circulation time and tissue/organ uptake, we consider this human data regarding 2-DG to be potentially relevant to the potential for WP1122 to be useful in treating COVID-19. The Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom had access to this and other data in approving our CTA, as discussed below, and did not require an animal testing model.

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

In late October 2022, after further review of the data and in discussions with our clinical team, we determined that the maximum tolerated dose (MTD) for WP1122 is a daily cumulative dose of 32 mg/kg in two divided doses for seven days, and we concluded the Phase 1a study of WP1122. We believe this will advance future studies of WP1122 in antiviral and oncology indications. We have concluded and published the clinical study report for this trial.

With an IND active for WP1122 for the treatment of glioblastoma, we have concluded that advancing WP1122 in these indications will occur only if external funds are available.

Potential Clinical Trial for GBM with WP1122

On December 1, 2021, we announced that the FDA allowed our IND application to study WP1122 for the treatment of GBM to go forward. With this IND cleared, we seek a partner to conduct an externally funded Phase 1 open label, single arm, dose escalation study of the safety, pharmacokinetics, and efficacy of oral WP1122 in adult subjects with GBM. Such a trial would enable parallel development of WP1122 as a cancer therapy. Consistent with our strategy of leveraging external funding for many of our clinical trials, we intend to seek opportunities for an investigator-initiated clinical trial of WP1122 in cancer patients going forward. There is no assurance that we will be successful in finding an investigator with access to externally sourced funds.

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

Working Environment

Our headquarters and laboratory are in Houston, Texas, and our workforce, as of year-end 2023, consisted of eighteen full and part-time employees, in the US which are leveraged with other service providers and contractors worldwide working in a primarily virtual environment. We do not have manufacturing facilities and all manufacturing activities are contracted out to third parties. Additionally, we do not have a sales organization. Our overall strategy is to seek the best value for our shareholders either via potential outlicensing or collaborative opportunities with other pharmaceutical companies with existing marketing, sales and distribution or via the development of contracted marketing, sales and distribution capability if and when our drugs are approved.

The spread of COVID-19 caused significant volatility in US and international markets, including Poland, where we conduct some of our clinical trials, and Italy, where our Annamycin drug supply is produced. In 2022, there was limited temporary interruption of our drug supply, and the ability to monitor activities was limited at most Polish clinics where we are conducting trials. The impact of the pandemic appears to have abated, although in the past this was shown to be a volatile situation that could return at any time.

Additionally, war, terrorism, geopolitical uncertainties (such as the current war in Ukraine and in Israel) and other business interruptions could cause damage to, disrupt or cancel the conduct of our clinical trials on a global or regional basis, which could have a material adverse effect on our business, clinical sites, drug suppliers or vendors with which we do business. Such events could also decrease the availability of subjects interested or able to enroll in our clinical trials or make it difficult or impossible for us to deliver products and services to our clinical investigational sites. In addition, territorial invasions can lead to cybersecurity attacks on technology companies, such as ours, located outside of the conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. While having operations in neighboring Poland, we have no operations directly in Russia or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, will escalate and result in broad economic and security conditions or rationing of medical supplies or production facilities, which could limit our ability to conduct clinical trials or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties.

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

Issued patents generally expire 20 years after their filing date, subject to adjustment or extension under certain circumstances. For instance, the expiration of US patents may be adjusted to account for prosecution delays, if any, by the United States Patent and Trademark Office (USPTO). Some jurisdictions, including the US and countries belonging to the European Patent Convention, will extend the expiration of an unexpired patent for an approved pharmaceutical product by some portion of time required for clinical development and regulatory review. We intend to seek patent term extensions for patents claiming our product candidates where available. In addition, certain pharmaceutical regulatory bodies, including the US FDA and the European Medicines Agency (EMA), provide some period of exclusivity for new pharmaceutical products independent of patent protection. In the US, regulatory exclusivity can range from three (3) years for a product with a previously approved active pharmaceutical ingredient to seven (7) years for a novel product designated as an Orphan Drug.

We have obtained ODD from the FDA for Annamycin for the treatment of AML and STS; for WP1066 for the treatment of GBM; and, for WP1122 for the treatment of GBM. We have other FDA designations as discussed below. Detailed discussion of potentially relevant regulatory exclusivities can be found under Regulatory Exclusivities below.

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

Overview of The Market for Our Oncology Drugs

The American Cancer Society (https://www.cancer.org/research/cancer-facts-statistics/all-cancer-facts-figures/2024-cancer-facts-figures.html) estimates that cancer continues to be the second most common cause of death in the US, after heart disease. A total of 2.0 million new cancer cases and 611,720 deaths from cancer are expected to occur in the US in 2024, which is about 1,680 deaths a day. These statistics do not include either basal cell or squamous cell skin cancers because US cancer registries are not required to collect information on these cancers. These numbers also do not account for the effect the COVID-19 pandemic has likely had on cancer diagnoses and deaths because they are projections based on reported cases through 2019 and deaths through 2020.

Market for Annamycin

Per the American Cancer Society, digestive, reproductive, breast and respiratory cancers comprise most of expected cancer diagnoses in 2024, while cancers like leukemia and brain tumors are considered “rare diseases.” Leukemia in particular, can be divided into acute, chronic and other, with acute lymphoblastic leukemia (ALL) and AML comprising 27,350 of the estimated 62,770 new cases expected in the United States in 2024. The National Cancer Institute estimates that cancer-related direct medical costs in the US were $208.9 billion in 2020, which is likely an underestimate because it does not account for the growing cost of treatment; for example, the list price for many prescription medicines is now more than $100,000 annually.

Our lead drug candidate, Annamycin, is in a class of drugs referred to as anthracyclines, which are chemotherapy drugs designed to destroy the DNA of targeted cancer cells. The approved anthracyclines most commonly used are daunorubicin and doxorubicin and, prior to the expansion of their generic equivalents, world-wide annual revenues generated from anthracyclines have been estimated to approximate $1 billion. Acute leukemia is one of a number of cancers that are treated with anthracyclines. One industry report estimates that annual drug revenues generated from the demand for AML-related therapies in the United States, United Kingdom, France, Germany, Italy and Spain were in the range of $153 million in 2016, and it is estimated that this number is increasing with the increase in approved AML treatments – estimated to rise to $1.6 billion by 2025. Of this worldwide amount, the US market is estimated to comprise the largest share.

Leukemia is a cancer of the white blood cells and acute forms of leukemia can manifest quickly and leave patients with limited treatment options. AML is the most common type of acute leukemia in adults. It occurs when a clone of leukemic progenitor white blood cells proliferates in the bone marrow, suppressing the production of normal blood cells. Currently, the only viable option for acute leukemia patients is a bone marrow transplant, also known as a hematopoietic stem cell transplant, which is successful in a significant number of patients. However, in order to qualify for a bone marrow transplant, the patient’s leukemia cells must be decreased to a sufficiently low level. This usually begins with a therapy referred to as “7+3,” which consists of combining seven injections of Cytarabine with 3 infusions of an anthracycline to induce remission (a complete response, or “CR”). This therapy had not improved since it was first used in the 1970s and we estimate that this induction therapy had a success rate of about 20% to 25%. A revision to this therapy was approved in the form of a drug called Vyxeos, which combines Cytarabine and an anthracycline (daunorubicin) into a single liposomal injection given 3 times. This improvement appears to have increased the level of CRs to 34% and the overall survival by 3.5 months. Unfortunately, the current clinically approved anthracyclines (including Vyxeos) are cardiotoxic (i.e., can damage the heart), which can limit the dosage amount that may be administered to patients. Additionally, the tumor cells often present de novo or develop resistance to the first-line anthracycline, through what is called “multidrug resistance,” enabling the tumor cells to purge themselves of the available anthracyclines. Consequently, in the majority of these patients there remains no effective therapy for inducing remission sufficient to enable a potentially curative bone marrow transplant and unfortunately most patients will succumb quickly to their leukemia. If a patient’s leukemia reappears before they can be prepared for a bone marrow transplant, they are considered to have “relapsed.” If a patient fails to achieve a sufficient response from the induction therapy to qualify for a bone marrow transplant, they are considered to be “refractory” (resistant to therapy).

Until more recent new drug approvals, palliative care or focus on overall survival versus curative treatment was the predominant treatment modality for patients not suitable for traditional chemotherapy. In 2019, AbbVie’s Venclexta was approved by the FDA in combination with a hypomethylating agent (azacitidine or decitabine) or low-dose AraC (LDAC) for the treatment of newly diagnosed AML in patients who are 75 years of age or older, or for those ineligible (Un-Fit) for intensive induction chemotherapy due to co-existing medical conditions. In addition, 5 different targeted therapies have been approved in the U.S. for treatment of relapsed or refractory (2nd Line) AML patients. Despite these advancements, we believe approximately 60% of AML patients will either not qualify for or will not succeed with these available treatments, leaving a significant unmet need.

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

Per the American Cancer Society, in 2024, an estimated66,440 new cases of pancreatic cancer will be diagnosed in the US and 51,750 people will die from the disease. While pancreatic cancer only accounts for 3.3% of all cancer diagnoses, it has the highest mortality rate of all cancers and is the third leading cause of cancer-related deaths in the US, behind lung and colon cancer. The most effective treatment for pancreatic cancer is surgery, but fewer than 20% of cases are eligible for a surgical approach. The 80% of non-resectable pancreatic cancers are typically treated with chemotherapy and other pharmacotherapies. Global sales of drugs used for the treatment of pancreatic cancer, including Abraxane, Lynparza and Tarceva, exceeded $3 billion in 2020, though this figure includes sales for treatment of other cancers as well. Abraxane became generic in 2023 which should impact this number. There is a tremendous amount of clinical development activity in pancreatic cancer, with 551 trials ongoing, of which 32 were late-stage.

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

WP1066 is our most published asset (over 50 peer reviewed articles), and we believe it is one of very few drug candidates in the development focused on the inhibition of p-STAT3, and that its mechanism of action is unique. Clinical research on WP1066 is currently focused on the treatment of adult GBM and childhood brain tumors, including DIPG. An industry recognized data source in late 2020 estimated that the incidence of primary malignant brain and central nervous system tumors in the US is 7.4 cases per 100,000 person-years. This translates to an incidence of approximately 20,000 cases of malignant brain cancer per year. It is estimated that more than 81,000 people were living with a diagnosis of primary malignant brain and central nervous system tumor in the United States in 2000. In Europe in 2002, 33,000 people were diagnosed with primary brain/CNS cancers, and of which 85-90% are brain tumors. Incidence in Asians is significantly lower and based on the results of several large epidemiological studies, we estimate a Japanese incidence of close to 3,000 a year. Gliomas (mainly glioblastoma and astrocytomas) account for 78% of malignant tumors.

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

Our License Agreements

Sponsored Research and License Agreements with MD Anderson

We have licensed all of our technology from MD Anderson, and we also sponsor research there as well. Under license agreements associated with Annamycin, the WP1122 Portfolio, and the WP1066 Portfolio, we are responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees, prior to the first sale of a licensed product, can be as high as $0.1 million depending upon the anniversary. Milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $0.5 million. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $0.6 million. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $0.3 million for the years ended December 31, 2023 and 2022, respectively. For more information about our license agreements, see Footnote 8 - Commitments and Contingencies included in our Consolidated Financial Statements set forth in this report.

We have a sponsored research agreement with MD Anderson that currently runs until the end of December 2025. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. The expenses recognized under the agreements, mainly related to MD Anderson, were $0.8 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively.

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

On March 22, 2024, we completed a one-for-fifteen reverse stock split of our shares of common stock and proportionate reduction in the number of authorized shares of common stock from approximately 33,000,000 shares to approximately 2,000,000. The reverse stock split was effected in accordance with the authorization adopted by our stockholders at our 2023 special meeting of stockholders.

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

The unmet medical need for more effective cancer therapies is such that oncology drugs are one of the leading classes of drugs in development. These include a wide array of products against cancer targeting many of the same indications as our drug candidates. While the introduction of newer targeted agents may result in extended overall survival, we believe that induction therapy regimens are likely to remain a cornerstone of cancer treatment in the foreseeable future.

There are a number of established therapies that may be considered competitive for the cancer indications for which we intend to develop our lead product candidate, Annamycin. A key consideration when treating AML patients is whether the patient is suitable for intensive therapy. The standard of care for the treatment of newly diagnosed AML patients who can tolerate intensive therapy is cytarabine in combination with an anthracycline (e.g., doxorubicin or daunorubicin), typically referred to as a “7+3” regimen. For some patients, primarily those less than 60 years of age, a stem cell transplant could also be considered if the induction regimen is effective in attaining a CR (Complete Response). The 7+3 regimen of cytarabine in combination with an anthracycline has been the standard of care for decades. A patient not suitable for intensive therapy may be treated with Venclexta in combination with azacitidine, or low-intensity therapy such as low-dose cytarabine, azacitidine or decitabine. It should be noted that, in the United States, the latter are not approved by the FDA for the treatment of AML patients and there remains no effective therapy for these patients or for relapsed or refractory AML, with the exception of some recently approved targeted therapies that have demonstrated a low level of activity for limited subgroups of AML patients. The initial focus for Annamycin development is in patients for whom the standard induction regimen has failed. Also, several major pharmaceutical companies and biotechnology companies are aggressively pursuing new cancer development programs for the treatment of AML.

A number of attempts have been made or are under way to provide an improved treatment for AML. A recently developed liposome formulation of daunorubicin and cytarabine called Vyxeos provides a 5:1 ratio of cytarabine and daunorubicin in each of three injections. When compared with patients receiving 7 injections of cytarabine and 3 injections of daunorubicin (traditional 7+3 induction therapy), patients receiving Vyxeos achieved an average increase in overall survival of approximately 3.5 months (9.5 months compared with 6 months). Despite this extension of overall survival, Vyxeos did not reduce the toxic side effects of daunorubicin (including cardiotoxicity) and it failed to qualify a majority of patients for curative bone marrow transplant. More recently, Venetoclax was approved for the treatment of AML, targeting patients over 75 years of age or not suitable for typical chemotherapy.

Drugs attempting to target a subset of AML patients who present with specific gene mutations, such as IDH1, IDH2 and FLT3, have recently received FDA approval, but by definition serve only subsets of the AML population. Other targeted therapies are currently in clinical trials, as are other approaches that include immunotherapy relying on other biomarkers, other attempts at improved chemotherapy and alternative approaches to radiation therapy. Other approaches to improve the effectiveness of induction therapy are in early-stage clinical trials and, although they do not appear to address the underlying problems with anthracyclines, we can provide no assurance that such improvements, if achieved, would not adversely impact the need for improved anthracyclines. A modified version of doxorubicin designed to reduce cardiotoxicity is in clinical trials for the treatment of sarcoma and, although this drug does not appear to address multidrug resistance and is not currently intended for the treatment of acute leukemia, we can provide no assurance that it will not become a competitive alternative to Annamycin. Although we are not aware of any other single agent therapies in clinical trials that would directly compete against Annamycin in the treatment of relapsed and refractory AML, we can provide no assurance that such therapies are not in development, will not receive regulatory approval and will reach market before our drug candidate Annamycin. In addition, any such competing therapy may be more effective and/or cost-effective than ours.

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

Regulatory Exclusivities. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the US. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants ODD for the product for that use. The benefits of ODD include research and development tax credits and exemption from user fees, including the significant application fee otherwise required with submission of an NDA. A drug that is approved for an indication that is within the product’s orphan drug designation is granted seven years of orphan drug exclusivity (ODE). During that period, the FDA generally may not approve any other application for product with the same active moiety for the same use, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with orphan drug exclusivity. A court decision in 2021 broadened the scope of ODE, but the ultimate impact of that decision is yet to be determined, as FDA has stated that it does not intend to apply the court decision to other products, and the agency has instead continued to apply the narrower scope that has long been the agency’s approach.

ODD and ODE are also available from the European Union (EU). ODD in the EU is generally available for drug products intended to treat life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU when the application is made. If the orphan-designated product continues to meet the criteria for orphan designation at approval, the approval for an orphan-designated indication conveys a 10-year exclusivity period, during which the competent authorities in the EU may not accept another marketing authorization application and may not grant another marketing authorization for a similar medicinal product (i.e., a medicinal product with an identical active substance, or an active substance with the same principal molecular structural features and that acts via the same mechanisms) for the same therapeutic indication. The 10-year period can be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for the ODD, which can include if the product is sufficiently profitable not to justify market exclusivity. In the EU, ODE does not preclude granting a marketing authorization for a similar medicinal product for the same therapeutic indication, if that medicinal product is demonstrated to be safer, more effective or otherwise clinically superior, or if the company with orphan drug exclusivity is unable to supply sufficient quantities of the product. Significant revisions to the relevant law in the EU have been proposed and, if adopted, may affect the availability or benefits of ODD or ODE there.

Products that are approved to treat rare diseases that are serious or life-threatening and where the serious or life-threatening manifestations primarily affect patients under the age of 19 years of age may qualify for the Rare Pediatric Disease Priority Review Voucher (RPDPRV) program, in which the product sponsor receives upon approval a voucher for priority review of another product. The voucher can be used by the sponsor for a subsequent application that would not in its own right qualify for priority review, or it may be sold to another company for that use. In either case, a RPDPRV may have significant value. Under the current statutory sunset provisions for the RPDPRV program, after September 30, 2024, FDA may award a voucher for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers. Although there has been discussion of further extending the RPDPRV program, it is unclear if any such legislation will be adopted.

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

Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) establishes two abbreviated approval pathways for pharmaceutical products that are in some way follow-on versions of already approved products.

Generic Drugs.    A generic version of an approved drug is approved by means of an abbreviated new drug application (ANDA), by which the sponsor demonstrates that the proposed product is the same as the approved, brand-name drug, which is referred to as the reference listed drug (RLD). Generally, an ANDA must contain data and information showing that the proposed generic product and RLD (i) have the same active ingredient, in the same strength and dosage form, to be delivered via the same route of administration, (ii) are intended for the same uses, and (iii) are bioequivalent. This is instead of independently demonstrating the proposed product's safety and effectiveness, which are inferred from the fact that the product is the same as the RLD, which the FDA previously found to be safe and effective.

505(b)(2) NDAs.    As discussed above, if a product is similar, but not identical, to an already approved product, it may be submitted for approval via an NDA under section 505(b)(2) of the FD&C Act. Unlike an ANDA, this does not excuse the sponsor from demonstrating the proposed product's safety and effectiveness. Rather, the sponsor is permitted to rely to some degree on information from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, and must submit its own product-specific data of safety and effectiveness to an extent necessary because of the differences between the products. An NDA approved under 505(b)(2) may in turn serve as an RLD for subsequent applications from other sponsors.

RLD Patents.    In an NDA, a sponsor must identify patents that claim the drug substance or drug product or a method of using the drug. When the drug is approved, those patents are among the information about the product that is listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, which is referred to as the Orange Book. The sponsor of an ANDA or 505(b)(2) application seeking to rely on an approved product as the RLD must make one of several certifications regarding each listed patent. A “Paragraph I” certification is the sponsor’s statement that patent information has not been filed for the RLD. A “Paragraph II” certification is the sponsor’s statement that the RLD’s patents have expired. A "Paragraph III" certification is the sponsor's statement that it will wait for the patent to expire before obtaining approval for its product. A "Paragraph IV" certification is an assertion that the patent does not block approval of the later product, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product.

Regulatory Exclusivities.    The Hatch-Waxman Act provides periods of regulatory exclusivity for products that would serve as RLDs for an ANDA or 505(b)(2) application. If a product is a "new chemical entity," or NCE — generally meaning that the active moiety has never before been approved in any drug — there is a period of five years from the product's approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a Paragraph IV certification.

A product that is not an NCE may qualify for a three-year period of exclusivity if the NDA contains new clinical data, (other than bioavailability studies) derived from studies conducted by or for the sponsor, that were necessary for approval. In that instance, the exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data.

Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD or listed drug NDA holder and patent owner that the application has been submitted, and provide the factual and legal basis for the applicant's assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier. If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the regulatory stay extends until 7.5 years after the RLD approval. The FDA may approve the proposed product before the expiration of the regulatory stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation. In connection with the submission of our NDA for product in February 2023, we provided Paragraph IV certification notices to the NDA holder and patent owner of the two unexpired Orange Book-listed patents covering the reference product. As noted above, these parties have 45 days from receiving the Paragraph IV certification notices to file a patent infringement suit which would prohibit the FDA from approving our NDA for up to 30-months.

If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the regulatory stay extends until 7.5 years after the RLD approval. The FDA may approve the proposed product before the expiration of the regulatory stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

Patent Term Restoration.    A portion of the patent term lost during product development and FDA review of an NDA is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of the IND or the date of patent grant (whichever is later) and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The U.S. Patent and Trademark Office (USPTO) in consultation with the FDA, reviews and approves the application for patent term restoration.

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

Patent Term Restoration

If we receive FDA approval of our pharmaceutical product candidates, and depending upon the timing, duration and specifics of the FDA approval of the use of our pharmaceutical product candidates, some of our product candidates covered by US patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for the patent term lost during product development and the FDA regulatory review process for a product the approval of which is the first permitted commercial marketing of the active pharmaceutical ingredient. However, patent term restoration cannot extend the remaining term of a patent beyond a date 14 years after the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved pharmaceutical product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent unless an extension is obtained. The US Patent and Trademark Office, in consultation with the FDA, reviews and renders a decision on the application for any patent term extension or restoration. In the future, we may be able to apply for extension of patent term for one or more of our currently licensed patents or any future owned patents to add patent life beyond its current expiration date, depending upon the expected length of the clinical trials and other factors involved in the filing of the relevant NDA. We cannot be certain that any of our product candidates will qualify for patent term restoration or, if so, for how long the patent term will be extended.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the Inflation Reduction Act (IRA), among other things, (1) directs HHS to negotiate the price of certain high-cost, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Under the IRA, certain categories of drugs are excluded from price negotiations, including drugs that receive orphan drug designation as the only FDA-approved indication. While we have obtained orphan drug designation for Annamycin, if we seek additional indications, or fail to maintain our orphan drug status, we may become subject to the price negotiation process. This could reduce the ultimate price that we receive for Annamycin, which could negatively affect our business, results of operations, financial conditions, and prospects. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

At the state level, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

Access to Information

Our website is at www.moleculin.com. We make available, free of charge, on our corporate website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information contained on our website does not, and shall not be deemed to, constitute part of this Annual Report on Form 10-K. Our reference to the URL for our website is intended to be an inactive textual reference only.

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

•	As an organization, we have never conducted pivotal clinical trials, and we may be unable to do so for any product candidate we may develop.
•

We may expend significant resources to pursue certain product candidates for specific indications and fail to capitalize on the potential of such product candidates for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.

•

We have commenced clinical trials and have never submitted an NDA, and any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

•	We may find it difficult to enroll subjects in our clinical trials, which could delay or prevent clinical trials of our product candidates.
•	A portion of our clinical development plan relies on physician-sponsored trials, which we do not control, and which may encounter delays for reasons outside of our control.
•	If any of our drug product candidates are found to be unsafe or lack sufficient efficacy, we will not be able to obtain regulatory approval for it and our business would be harmed.
•

Our product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

•

Even if our product candidates otherwise qualify for approval from the FDA, if the FDA does not find the manufacturing facilities of our future contract manufacturers acceptable for commercial production, we may not be able to commercialize any of our product candidates.

•	We received ODD for Annamycin, WP1066, and WP1122, but even if either product candidate is approved and receives ODE, ODE may not effectively prevent approval of a competing product.
•

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.

•

We have received Fast Track designation for two of our product candidates and may seek the same designation for one of more of our other product candidates. Even if we receive designation, such designation may not actually lead to a faster development or regulatory review or approval process. Fast Track designation may also be rescinded if the FDA believes the designation is no longer supported by data from our clinical development program.

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

•

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize Annamycin and any future product candidates and may affect the prices we may set.

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
•

The COVID-19 outbreak delayed recruitment in our clinical trials in the past and may return, may affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to our planned clinical trials and ultimately of reviews and approvals of our product candidates.

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

•	Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
•	We have no intention of declaring dividends in the foreseeable future.
•	Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.
•	Certain provisions in our organizational documents could enable our board of directors to prevent or delay a change of control.
•	Shareholder activism could cause material disruption to our business.

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

We are conducting important clinical trials in the US and Europe, and we are performing studies for additional countries in which to perform preclinical studies and clinical trials and the risks associated with conducting research and clinical trials abroad could materially adversely affect our business.

We have approved Clinical Trial Authorizations in Poland and Italy. Additionally, from time to time, we perform studies to determine if there are additional countries in which we should hold current and future clinical and preclinical studies. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

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

As an organization, we have never conducted pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, EMA or other regulatory agencies to market our product candidates. Carrying out pivotal clinical trials is a complicated process. As an organization, we have limited experience in successfully executing earlier-stage clinical trials, and we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

We may expend significant resources to pursue certain product candidates for specific indications, and fail to capitalize on the potential of such product candidates for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. Specifically, with regard to Annamycin, we are initially focusing our efforts on the treatment of AML and STS lung mets. As a result, we may forego or delay pursuit of opportunities with Annamycin or other product candidates for the treatment of other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Furthermore, until such time as we are able to build a broader product candidate pipeline, if ever, any adverse developments with respect to our current product candidates would have a more significant adverse effect on our overall business than if we maintained a broader portfolio of product candidates.

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

A portion of our clinical development plan relies on physician-sponsored trials, which we do not control, and which may encounter delays for reasons outside of our control.

Our drug product candidate, WP1066, was in two physician-sponsored Phase 1 clinical trials, one for adult GBM and another for pediatric brain tumors. Our drug product candidate, Annamycin, is currently in a physician-sponsored Phase 1b/2 clinical trial in Poland for the treatment of STS lung metastases. These physician-sponsored trials are an important part of our clinical development plan. Although we provide drug product and other minor supporting activities for these clinical trials, we are not otherwise directly involved in these physician-sponsored trials. As such, we are dependent on the institutions conducting the trials to proceed with such trials on a timely basis, and we have encountered unforeseen delays in our physician-sponsored trials. For example, in the first quarter of 2021, we were notified that the physician sponsoring our WP1066 trial in adult GBM was leaving MD Anderson and MD Anderson terminated that trial. While we are making arrangements to continue this research in additional physician-sponsored trials, research on WP1066 in adult GBM has been delayed. We can provide no assurance that we will not encounter future delays with our physician-sponsored trials.

If any of our drug product candidates are found to be unsafe or lack sufficient efficacy, we will not be able to obtain regulatory approval for it and our business would be harmed.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we or any of our potential future collaborators may conduct will demonstrate the consistent or sufficient efficacy and safety that would be required to obtain regulatory approval and market any products. If we are unable to bring any of our drug candidates to market, or to acquire other products that are on the market or can be developed, our ability to create long-term stockholder value will be limited.

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

Even if our product candidates otherwise qualify for approval from the FDA, if the FDA does not find the manufacturing facilities of our future contract manufacturers acceptable for commercial production, we may not be able to commercialize our product candidates.

We are currently utilizing contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of drug product candidates for our clinical trials. Additionally, even if our product candidates otherwise qualify for approval from the FDA, we do not intend to manufacture the approved pharmaceutical products. We do not currently have agreements for the commercial manufacture of Annamycin or any of our other product candidates and we may not be able to reach agreements with these or other contract manufacturers for sufficient commercial supplies of Annamycin if it is approved. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of US and non-US regulators for the manufacture of our products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s cGMP requirements, and other requirements of any governmental agency whose jurisdiction to which we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls or other negative actions. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates, including:

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

Any of these factors could prevent or cause the delay of approval or commercialization of our product candidates, cause us to incur higher costs or prevent us from commercializing our product candidates successfully. Furthermore, if any of our product candidates are approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the government agencies that regulate our products.

We received ODD for Annamycin, WP1066, and WP1122, but even if either product candidate is approved and receives ODE, ODE may not effectively prevent approval of a competing product.

In 2017, we received notice that the FDA granted ODD for Annamycin for the treatment of AML and in 2020 we received notice that the FDA granted ODD for Annamycin for the treatment of soft tissue sarcomas. In February 2019, we received notice that the FDA granted ODD for WP1066 for the treatment of glioblastoma and later on for WP1122, as well.

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

Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we and our collaborators must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the United States. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. We are conducting significant clinical trials of Annamycin in Europe based on discussions with local regulatory bodies, and our business strategy includes utilizing the results from these clinical trials in our FDA submissions. There is no assurance that the FDA will accept the results from these clinical trials, which could require us to redo such trials in order to receive approval of our product candidates in the United States. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

We have received Fast Track designation for two of our product candidates and may seek the same designation for one of more of our other product candidates. Such designation may not actually lead to a faster development or regulatory review or approval process. Fast Track designation may also be rescinded if the FDA believes the designation is no longer supported by data from our clinical development program.

If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. FDA granted Fast Track designation to Annamycin for STS lung metastases and WP1122 for GBM. If we seek Fast Track designation for other indications on either of these or another product candidate, we may not receive it from the FDA. Additionally, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize Annamycin and any future product candidates and may affect the prices we may set.

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the Inflation Reduction Act (IRA), among other things, (1) directs HHS to negotiate the price of certain high-cost, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Under the IRA, certain categories of drugs are excluded from price negotiations, including drugs that receive orphan drug designation as the only FDA-approved indication. While we have obtained orphan drug designation for Annamycin, if we seek additional indications, or fail to maintain our orphan drug status, we may become subject to the price negotiation process. This could reduce the ultimate price that we receive for Annamycin, which could negatively affect our business, results of operations, financial conditions, and prospects. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

At the state level, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. We expect that the Affordable Care Act and other healthcare reform measures, including those that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize Annamycin, if approved.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. For the year ended December 31, 2023, we incurred a net loss of $29.8 million. We had an accumulated deficit of  $131.6 million as of December 31, 2023.

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

As a result of the accounting for our acquisition of Moleculin, LLC and the agreement we, on Moleculin, LLC’s behalf, entered into with Houston Pharmaceuticals, Inc., we have carried on our balance sheet within intangible assets in-process research and development (IPR&D) of $11.1 million as of December 31, 2023. Intangibles are evaluated quarterly and are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively our company taken as a whole, might exceed its fair value.

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

The COVID-19 outbreak delayed recruitment in our clinical trials in the past and may return, may affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to our planned clinical trials and ultimately of reviews and approvals of our product candidates.

The COVID-19 outbreak delayed recruitment in clinical trials and may return. Additionally, it may delay the approvals of our product candidates due to its effect on the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible subjects for our clinical trials. The COVID-19 outbreak, and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. We have relationships with contract research organizations to conduct certain pre-clinical programs and testing and other services in Europe and those business operations are subject to potential business interruptions arising from protective measures that may be taken by the governmental or other agencies or governing bodies. In addition, certain of our collaborative relationships with research facilities and academic research institutions in the United States, Europe and in Australia may be materially and adversely impacted by protective measures taken by those institutions or federal and state agencies and governing bodies to restrict access to, or suspend operations at, such facilities. Such protective measures, including quarantines, travel restrictions and business shutdowns, may also have a material negative affect on our core operations.

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

Since our IPO in June 2016, our stock price has ranged from a high of $862.20 to a low of $5.07 (taking into account the reverse stock splits we have completed), and the market price of our common stock is likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

We are an early clinical stage biotechnology company and have incurred significant losses since our inception and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability, which could have an impact on finding additional financing.

Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant operating losses since inception. We expect to continue to incur significant operating losses for the foreseeable future. To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We may never succeed in these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability. Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations in the future and beyond the near term. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that could result from the outcome of this uncertainty. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern.

Shares issuable upon the exercise of outstanding options or warrants may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

As of December 31, 2023, we had warrants and options outstanding to purchase an aggregate of 1,621,576 shares of common stock at an average exercise price of $28.65 per share (taking into account the reverse stock splits we have completed). To the extent any of these options or warrants are exercised and any additional options or warrants are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

As a biotechnology company, we are at increased risk of securities class action litigation.

Biotechnology companies have experienced greater than average stock price volatility in recent years, and our common stock price has been particularly volatile ranging from a high of $862.20 to a low of $5.07 (taking into account the reverse stock splits we have completed). These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of management would be diverted from the operation of our business.

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

On March 22, 2024, we completed a one-for-fifteen reverse stock split of our shares of common stock. The reverse stock split was effected in accordance with the authorization adopted by our stockholders at a special meeting of stockholders held in October 2023.

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

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information , proprietary information and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and procedures for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We monitor cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that we use through third party providers that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct annual risk assessments and perform as needed updates to our risks to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. We engage consultants, third parties and auditors in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as monitoring and testing our safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through periodic training and communications.

As of December 31, 2023, and through the date of the filing of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual report on Form 10-K.

Governance

One of the key responsibilities of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function through the audit committee, which provides oversight of our cybersecurity program as part of its periodic review of overall risk management program.

Our Chief Financial Officer and Head of IT and Cybersecurity, a consultant, are primarily responsible for assessing and managing our material risks from cybersecurity threats. In this regard, our Chief Executive Officer and Head of IT and Cybersecurity have assistance from service providers, other consultants and third parties. Our Chief Financial Officer has served as an executive officer for over twenty-five years, including over fifteen years as an executive officer of public companies. Our Head of IT and Cybersecurity has served as an information technology professional for over eight years and has held senior IT positions at multiple companies, where his primary responsibilities included maintaining direct oversight over his companies’ cybersecurity risks.

Our Chief Financial Officer and Head of IT and Cybersecurity oversee our cybersecurity policies and procedures, including those described in “Risk Management and Strategy” above. Under such policies and procedures, our Chief Financial  Officer and Head of IT and Cybersecurity are responsible for reporting to our audit committee regarding any cybersecurity incidents. The audit committee, in turn, provides periodic reports to our board of directors regarding our cybersecurity processes, including the results of cybersecurity risk assessments.

ITEM 2. PROPERTIES

Our corporate executive offices, laboratory and other spaces are located in leased facilities in Houston, Texas. In March 2018, we entered into a Lease Agreement (the “Lease”) which we use for corporate office space and headquarters. The term of the Lease began in August 2018 and had an initial term of 66 months, which had a renewal option for an additional 5 years. In September 2023, the Company executed an amendment to extend the corporate office lease until August 31, 2029, with an option to renew. The Company is required to remit base monthly rent of approximately $4,700 which will increase at an average approximate rate of 2% each year. The Company is also required to pay additional rent in the form of its pro-rata share of certain specified operating expenses of the building.

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

Holders

As of March 14, 2024, there were approximately 138 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

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

We did not repurchase any of our equity securities during the year ended December 31, 2023.

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

Our Business Summary

We are a clinical stage pharmaceutical company with a growing pipeline, including Phase 2 clinical programs for hard-to-treat cancers and viruses. We have three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial, based substantially on discoveries made at and licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas. Three of our six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. Since our inception, our drugs have completed, are currently in, or have been permitted to proceed in thirteen clinical trials. Annamycin is our lead molecule and is in three Phase 1B/2 clinical trials - one for treating Acute Myeloid Leukemia (AML) and two for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS).

One of our core management beliefs is that anthracyclines represent the most important treatment for AML and Advanced STS, and we believe Annamycin may, for the first time ever, allow a majority of these patients to benefit from this treatment. This belief leads us to currently focus mainly on the development of Annamycin.

Our Core Technologies

Our core technologies consist of the following:

a) Annamycin or L-Annamycin is a “next generation” anthracycline (one of the most common classes of chemotherapy), designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and to be non-cardiotoxic and has shown no cardiotoxicity in subjects treated in clinical trials to date. Furthermore, we have demonstrated safe dosing beyond the dose limitations imposed by regulatory authorities upon currently prescribed anthracyclines due to their inherent cardiotoxicity. Annamycin is demonstrating efficacy in two of its Phase 1B/2 trials as described further below in subjects with AML and Advanced STS. We believe that Annamycin has potential to fill an unmet need as a second line therapy (2nd line or 2L) in AML and potentially as first line therapy in Advanced STS.

As part of our Annamycin clinical trials, we have engaged an independent expert in assessing cardiotoxicity associated with chemotherapy at the Cleveland Clinic (Expert or Independent Expert). The data made available to the Expert includes left ventricular ejection fraction (LVEF) as determined by echocardiograms, and ECHO strain imaging, as well as Troponin levels (a biochemical marker of acute heart damage). “ECHO strain imaging” is a method in echocardiography (medical ultrasound) for measuring regional or global deformation (contraction or beating) of the myocardium (heart muscle). By strain rate imaging, the simultaneous function of different regions can be displayed and measured. Cardiac health biomarkers such as blood Troponin levels are considered an indicator of potential long-term heart damage. The Expert has issued and will continue to issue periodic reports as additional data are provided to him in batches of subject data. Such data include some data which are preliminary and subject to change. In our discussions regarding the lack of Annamycin’s cardiotoxicity, we rely on the Expert’s assessment .

Annamycin benefits from a promising advancement in lipid enabled drug delivery developed in collaboration with and exclusively licensed from MD Anderson. The unique patent-pending lipid composition allows us to combine a new concept in chemotherapeutic agents within a lipid structure that helps target the delivery of the payload and reduce the potential for toxicity. In the case of Annamycin, our unique use of lipid technology enables improved tissue/organ distribution and as demonstrated in multiple clinical trials, dramatically reduced toxicity, including cardiotoxicity.

b) Our WP1066 Portfolio includes, WP1066, WP1193 and WP1220, three of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription) among other transcription factors associated with tumor activity. These also stimulate a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs). WP1066, in oral formulation, has been in two clinical trials, including compassionate use cases. WP1066 and WP1193 are being tested in preclinical programs in intravenous (IV) formulations. WP1066 and WP1220 have been in clinical trials in a topical formulation. WP1066 and WP1220 have both independently successfully completed Phase 1 clinical trials and have demonstrated efficacy as described further below.

c) Our WP1122 Portfolio contains compounds (including WP1122, WP1096, and WP1097) designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG). We believe such compounds may provide an opportunity to cut off the fuel supply of tumors by taking advantage of their high degree of dependence on glucose in comparison to healthy cells, as well as viruses that also depend upon glycolysis and glycosylation to infect and replicate. WP1122 has completed a Phase 1 clinical study, successfully establishing a Recommended Phase 2 Dose or RP2D.

Our Focus

We are focused on internally funded development of:

1) Annamycin in combination with Cytarabine (also known as Ara-C, the combination with Annamycin of which is referred to as AnnAraC) for the treatment of AML.

2) Annamycin for the treatment of STS metastasized to the lungs .

3) A better formulation for delivery of a molecule from the WP1066 portfolio to possibly further support future externally funded oncology clinical trials. Such a formulation will require additional preclinical work prior to a clinical trial.

We have established an RP2D for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through several externally funded clinical trials and primarily externally funded non-clinical research, with the potential for further studies in the future.

Moleculin Biotech, Inc.

Results of Operations for the Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

The following table is data derived from the Consolidated Statement of Operations (in thousands) and the discussions that follow are in approximate amounts:

	Year ended December 31,
	2023	2022
Revenue	$—	$—
Operating expenses:
Research and development	19,487	18,968
General and administrative	10,017	11,542
Depreciation and amortization	127	130
Total operating expense	29,631	30,640
Loss from operations	(29,631)	(30,640)
Other income:
(Loss) gain from change in fair value of warrant liability	(1,044)	1,335
Other income, net	48	40
Interest income, net	1,368	240
Transaction costs allocated to warrant liabilities	(510)
Net loss	$(29,769)	$(29,025)

Research and Development Expense

Research and development (R&D) expense was $19.5 million and $19.0 million for the years ended December 31, 2023 and 2022, respectively. The increase in R&D of $0.5 million is mainly related to the $1.5 million WPD sublicense termination, which enabled the reacquisition of our intellectual property rights in certain territories, including parts of the European Union. This was offset by $1.0 million in costs related to the timing of costs incurred for clinical trials and sponsored research.

General and Administrative Expense

General and administrative (G&A) expense was $10.0 million and $11.5 million for the years ended December 31, 2023 and 2022, respectively. The decrease in G&A of $1.5 million was mainly attributable to a decrease in regulatory and legal services, and consulting & advisory fees.

(Loss) Gain from Change in Fair Value of Warrant Liability

We recorded a loss of $1.0 million during the year ended December 31, 2023 as compared to a gain of $1.3 million, during the year ended December 31, 2022, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue certain of the warrants at the time of each warrant exercise and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. Generally, a gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Net Loss

The net loss for the year ended December 31, 2023 was $29.8 million, which included a non-cash loss of $1.0 million on warrants in 2023 as compared to a gain of $1.3 million in the prior year and approximately $2.0 million of stock-based compensation expense in 2023 as compared to $2.3 million in 2022.

Interest income, net

Interest income, net increased by approximately $1.1 million for the comparable period due to rising interest rates during the past year.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $23.6 million and prepaid expenses and other current assets of $2.7 million. We also had $2.5 million of accounts payable and $4.3 million of accrued expenses and other current liabilities. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our preclinical activities and our clinical trials. For the years ended December 31, 2023 and 2022, we used approximately $24.1 million and $27.6 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The decreased cash outflows in 2023 was primarily due to an overall decrease in expenses, timing of payments, as well as license rights settled in stock. For the year ended December 31, 2023, there were $4.7 million in net proceeds from financing activities. In 2022, there were no net proceeds from financing activities. Cash used in investing activities for the years ended December 31, 2023 and 2022 was approximately$0.1 million.

We believe that our cash resources as of December 31, 2023, will be sufficient to fund our planned operations, which include our current Phase 1B/2 clinical programs and preparations for future clinical trials, into the fourth quarter of 2024, without the issuance of additional equity for cash. This takes into account cash outlays for preparations for clinical trials beyond the current active trials. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. We cannot provide assurance that such events or a combination thereof can be achieved.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. During the year ended December 31, 2023 and 2022, we have expensed approximately $1.5 and $2.4 million, respectively, in related legal fees and expenses, which has impacted and may continue to impact our liquidity.

Stock Offerings

In December 2023, the Company entered into a Securities Purchase Agreement with an institutional investor and certain of the Company's executive officers, employees, advisors and a member of its board of directors for the sale by the Company of 240,151 shares (taking into account the reverse stock splits we have completed) of the Company's common stock, and pre-funded warrants to purchase 229,506 shares of common stock (taking into account the reverse stock splits we have completed) in lieu thereof in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 939,312 shares of common stock (taking into account the reverse stock splits we have completed). Subject to certain ownership limitations, each Common Warrant has an exercise price of $9.60 per share (taking into account the reverse stock splits we have completed), and expires five years from the date of stockholder approval of the Common Warrants (which occurred February 14,2024). Subject to certain ownership limitations, each Pre-Funded Warrant is exercisable into one share of common stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). The combined purchase price of one share of common stock (or pre-funded warrant in lieu thereof) and accompanying Common Warrant was $9.60 (taking into account the reverse stock splits we have completed) for the institutional investor, and $10.35 (taking into account the reverse stock splits we have completed) for the executive officers, employees, advisors and the member of the Company's board of directors who participated in the offering. The Company received gross proceeds of $4.5 million, before deducting the placement agent's fees and other offering expenses payable by the Company.

Lincoln Park Equity Lines

In June 2021, we entered into a Purchase Agreement with Lincoln Park Capital Fund (Lincoln Park Agreement). Pursuant to the terms of the Purchase Agreement, Lincoln Park agreed to purchase from us up to $20.0 million of common stock (subject to certain limitations) from time to time during the term of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement, we issued 7,186 shares of common stock (taking into account the reverse stock splits we have completed) to Lincoln Park as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement, and have agreed to issue Lincoln Park up to an additional 3,593 shares of common stock (taking into account the reverse stock splits we have completed) as commitment shares pro-rata when and if Lincoln Park purchases (at our discretion) the $20.0 million aggregate commitment. During the year ended December 31, 2023, utilizing the Lincoln Park Equity Line, we issued 15,038 shares of common stock (taking into account the reverse stock splits we have completed) (including commitment shares), at an average price of $14.10 per share (taking into account the reverse stock splits we have completed), resulting in gross proceeds of $0.2 million. In the December 2023 Offering, we agreed not to utilize the Lincoln Park Agreement or any such extension thereof, until after June 26, 2024.

The following table sets forth the primary sources and uses of cash for the years indicated (in thousands):

	For the Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(24,101)	$(27,639)
Net cash used in investing activities	(124)	(67)
Net cash provided by (used in) financing activities	4,651	(23)
Effect of exchange rate changes on cash and cash equivalents	(21)	(29)
Net change in cash and cash equivalents	$(19,595)	$(27,758)

As of December 31, 2023, there was $0.3 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Net cash used in operating activities was$24.1 million for the year ended December 31, 2023 compared to $27.6 million for the year ended December 31, 2022. This decrease in use of cash for operations was mainly due to an overall decrease in expenses, timing of payments, as well as license rights settled in stock.

Cash used in investing activities

Net cash used in investing activities was de minimis for the years ended December 31, 2023 and December 31, 2022, respectively.

Cash provided by financing activities

Net cash provided by financing activities was $4.7 million for the year ended December 31, 2023, consisting of the December 2023 stock offering, as well as shares issued utilizing the Lincoln Park Equity Line.

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

Critical Accounting Policies and Significant Judgments and Estimates

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for financial information, and in accordance with the rules and regulations of the SEC.

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

General and administrative

General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with being a public company.

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

Accounting for warrants

Upon its issuance of warrants to purchase shares of common stock, the Company evaluates the terms of the warrant issue to determine the appropriate accounting and classification of the warrant issue pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, FASB ASC Topic 505, Equity, FASB ASC 815, Derivatives and Hedging, and ASC 718, Compensation - Stock Compensation. Warrants are classified as liabilities when the Company may be required to settle a warrant exercise in cash and classified as equity when the Company settles a warrant exercise in shares of its common stock. We issued warrants to purchase shares of common stock related to equity transactions in 2017, 2018, 2019, 2020, 2021, 2022, and 2023. We account for our warrants issued in accordance with Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, guidance applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings for liability classified warrants. Based on this guidance, we determined that certain of our warrants to purchase shares of common stock related to equity transactions in 2017, 2018, 2019, 2020, and 2023 meet the criteria for classification as a liability. Accordingly, the warrants were classified as a warrant liability and are subject to fair value remeasurement at each transaction and balance sheet date. The fair value was estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. Proceeds of the December 2023 Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants.

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

Our financial assets and liabilities recorded at fair value on a recurring basis include the fair value of our warrant liability discussed below. The fair value of this warrant liability associated with the February 2017, February 2018, June 2018, March 2019, April 2019, February 2020, and December 2023 Offerings (Offerings) are included in long-term liabilities on the accompanying financial statements as of December 31, 2023 and 2022 respectively.

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

Income taxes

We account for income taxes using ASC 740, Income Taxes. ASC 740 Income Taxes is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, ASC 740 generally considers all expected future events other than enactments of and changes in the tax law or rates. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Valuation allowances are provided if, considering available evidence, it is more likely than not that the deferred tax assets will not be realized. ASC 740 clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. ASC 740 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements.

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

Management concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are a "non-accelerated filer."

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

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

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to exhibit 3.1 of the Form S-1/A filed March 21, 2016)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed May 24, 2019)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed January 29, 2021)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed March 19, 2024)

3.5	Amended and Restated Bylaws of Moleculin Biotech., Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed December 17, 2021)

4.1	Form of Warrant Agreement issued in March 2019 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed March 28, 2019)

4.2	Form of Underwriter Warrant Agreement issued in March 2019 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed March 28, 2019)

4.3	Form of Warrant Agreement issued in April 2019 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed April 24, 2019)

4.4	Form of Placement Agent Warrant Agreement issued in April 2019 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed April 24, 2019)

4.5	Form of Warrant Agreement issued in February 2020 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 6, 2020)

4.6	Form of Placement Agent Warrant Agreement issued in February 2020 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed February 6, 2020)

4.7	Description of Registrant's Securities (incorporated by reference to Exhibit 4.10 of the Form 10-K filed March 24, 2022)

4.8	Form of Pre-Funded Warrant Agreement issued in December 2023 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed December 21, 2023)

4.9	Form of Common Warrant Agreement issued in December 2023 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed December 21, 2023)

10.1 **	Moleculin Biotech, Inc. Amended and Restated 2015 Stock Plan, as amended (incorporated by reference to Exhibit 4.5 of the Form S-8 file number 333-272814)

10.2	Rights Transfer Agreement between Moleculin Biotech, Inc. and AnnaMed, Inc. (incorporated by reference to exhibit 10.2 of the Form S-1/A filed March 21, 2016)

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

10.10	Lease Agreement for 5300 Memorial (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed May 14, 2018)

10.11 †

Patent And Technology License Agreement dated February 12, 2018 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed May 14, 2018)

10.12	Sublicense Agreement dated as of February 19, 2019 entered into between the Company and Animal Life Sciences, LLC (incorporated by reference to Exhibit 10.22 of the Form 10-K filed February 21, 2019)

10.13	Consulting Agreement, dated March 16, 2020, entered into between the Company and Houston Pharmaceuticals, Inc. (HPI) (incorporated by reference to Exhibit 10.24 of the Form 10-K filed March 19, 2020)

10.14	Equipment Lab Letter, dated March 16, 2020, entered into between the Company and Houston Pharmaceuticals, Inc. (HPI) (incorporated by reference to Exhibit 10.25 of the Form 10-K filed March 19, 2020)

10.15

Scientific Advisory Board Agreement, dated February 28, 2020, entered into between the Company and Waldemar Priebe, PhD (incorporated by reference to Exhibit 10.26 of the Form 10-K filed March 19, 2020)

10.16	Purchase Agreement dated June 25, 2021 by and between Moleculin Biotech, Inc. and Lincoln Park Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 25, 2021)

10.17	Registration Rights Agreement dated June 25, 2021 by and between Moleculin Biotech, Inc. and Lincoln Park Capital Fund, LLC. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed June 25, 2021)

10.18 +	Amendment No. 3 to Patent and Technology License Agreement between the Parties dated April 2, 2012, dated May 20, 2020, entered into between the Company and the Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed August 12, 2020)

10.19 +	Amendment No. 4 to Patent and Technology License Agreement between the Parties dated April 2, 2012, dated June 15, 2021, entered into between the Company and the Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed August 12, 2021)

10.20 +	Patent And Technology License Agreement dated June 29, 2017 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.30 of the Form 10-K filed March 24, 2022)

10.21 +	Amendment No. 1 to the Patent And Technology License Agreement dated June 29, 2017 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.31 of the Form 10-K filed March 24, 2022)

10.22 +	Patent And Technology License Agreement dated December 2, 2021 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.32 of the Form 10-K filed March 24, 2022)

10.23 +	Patent And Technology License Agreement dated December 3, 2021 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.33 of the Form 10-K filed March 24, 2022)

10.24 +	Patent And Technology License Agreement dated February 3, 2022 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.34 of the Form 10-K filed March 24, 2022)

10.25 +	Patent and Technology License Agreement dated October 21, 2022 by and between The Board of The University Of Texas System on behalf of The University Of Texas M.D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.27 of the Form 10-K filed March 22, 2023)

10.26	First Amendment to Commercial Lease Agreement (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed November 13, 2023)

10.27	Form of Securities Purchase Agreement from December 2023 offering (incorporated by reference to Exhibit 10.1 of the Form 8-K filed December 21, 2023)

10.28	Form of Placement Agency Agreement from December 2023 offering (incorporated by reference to Exhibit 10.2 of the Form 8-K filed December 21, 2023)

10.29	Amended and Restated Employment Agreement between Moleculin Biotech, Inc. and Walter V. Klemp dated January 4, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 5, 2024)

10.30	Amended and Restated Employment Agreement between Moleculin Biotech, Inc. and Jonathan P. Foster dated January 4, 2024 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed January 5, 2024)

10.31	Employment Agreement between Moleculin Biotech, Inc. and Donald Picker dated January 4, 2024 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed January 5, 2024)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed March 22, 2023)

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Moleculin Biotech, Inc. Restatement Recoupment Policy

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman

Date: March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter V. Klemp	Chief Executive Officer and Chairman	March 22, 2024
Walter V. Klemp	(Principal Executive Officer)

/s/ Jonathan P. Foster	Executive Vice President and	March 22, 2024
Jonathan P. Foster	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert George	Director	March 22, 2024
Robert George

/s/ Michael Cannon	Director	March 22, 2024
Michael Cannon

/s/ John Climaco	Director	March 22, 2024
John Climaco

/s/ Elizabeth Cermak	Director	March 22, 2024
Elizabeth Cermak

/s/ Joy Yan	Director	March 22, 2024
Joy Yan

Moleculin Biotech, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Moleculin Biotech, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Moleculin Biotech, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an accumulated deficit of $131.6 million since inception and has not generated any revenue from operations. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Fort Lauderdale, Florida

March 22, 2024

Moleculin Biotech, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$23,550	$43,145
Prepaid expenses and other current assets	2,723	2,451
Total current assets	26,273	45,596
Furniture and equipment, net of accumulated depreciation of $896 and $769, respectively	272	275
Intangible assets	11,148	11,148
Operating lease right-of-use asset	524	403
Total Assets	$38,217	$57,422

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,498	$2,095
Accrued expenses and other current liabilities	4,317	2,724
Total current liabilities	6,815	4,819
Operating lease liability - long-term, net of current portion	474	335
Warrant liability - long-term	4,855	77
Total Liabilities	12,144	5,231

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 authorized as of December 31, 2023 and December 31, 2022, 2,227,516 and 1,908,523 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	33	29
Additional paid-in capital	157,653	153,985
Accumulated other comprehensive (loss) income	(9)	12
Accumulated deficit	(131,604)	(101,835)
Total stockholders' equity	26,073	52,191

Total liabilities and stockholders' equity	$38,217	$57,422

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$—	$—
Operating expenses:
Research and development	19,487	18,968
General and administrative	10,017	11,542
Depreciation and amortization	127	130
Total operating expenses	29,631	30,640

Loss from operations	(29,631)	(30,640)

Other income:
(Loss) gain from change in fair value of warrant liability	(1,044)	1,335
Transaction costs allocated to warrant liabilities	(510)	—
Other income, net	48	40
Interest income, net	1,368	240
Net loss	$(29,769)	$(29,025)

Net loss per common share - basic and diluted	$(15.07)	$(15.22)
Weighted average common shares outstanding, basic and diluted	1,975,610	1,906,960

Comprehensive loss:
Net loss	$(29,769)	$(29,025)
Other comprehensive (loss) income:
Foreign currency translation	(21)	(29)
Comprehensive loss	$(29,790)	$(29,054)

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(29,769)	$(29,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	130
Stock-based compensation	1,984	2,275
License rights expense settled in stock	772	—
Change in fair value of warrant liability	1,044	(1,335)
Operating lease, net	119	92
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(272)	(857)
Accounts payable	403	731
Accrued expenses and other current liabilities	1,491	350
Net cash used in operating activities	(24,101)	(27,639)
Cash flows from investing activities:
Purchase of fixed assets	(124)	(67)
Net cash used in investing activities	(124)	(67)
Cash flows from financing activities:
Payment of tax liability for vested restricted stock units	(25)	(23)
Proceeds from sale of common stock, pre-funded and common warrants, net of issuance costs	4,166	—
Transaction costs allocated to warrant liabilities	510	—
Net cash provided by (used in) financing activities	4,651	(23)
Effect of exchange rate changes on cash and cash equivalents	(21)	(29)
Net change in cash and cash equivalents	(19,595)	(27,758)
Cash and cash equivalents, at beginning of year	43,145	70,903
Cash and cash equivalents, at end of year	$23,550	$43,145
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$26	$—
Offering costs included in accounts payable and accrued liabilities	$115	$—
Issuance of common stock to acquire license rights	$772	$—

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except for shares and per unit)

	Common Stock
	Shares	Par Value Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2021	1,905,223	$29	$151,733	$(72,810)	$41	$78,993
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	3,300	—	(23)	—	—	(23)
Stock based compensation	—	—	2,275			2,275
Net loss	—	—	—	(29,025)	—	(29,025)
Cumulative translation adjustment	—	—	—	—	(29)	(29)
Balance at December 31, 2022	1,908,523	$29	$153,985	$(101,835)	$12	$52,191
Issued for cash - sale of common stock, pre-funded and common warrants, net of allocated issuance costs of $57	240,151	3	728	—	—	731
Issuance of common stock with equity purchase agreement	15,038	—	210	—	—	210
Common stock issued for license rights	54,808	1	771	—	—	772
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	8,996	—	(25)	—	—	(25)
Stock based compensation	—	—	1,984	—	—	1,984
Net loss	—	—	—	(29,769)	—	(29,769)
Cumulative translation adjustment	—	—	—	—	(21)	(21)
Balance at December 31, 2023	2,227,516	$33	$157,653	$(131,604)	$(9)	$26,073

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

In 2019, the Company sublicensed its technologies to Animal Life Sciences, Inc. (ALI), to enable research and commercialization for non-human use and share development data. As part of this agreement, ALI issued to the Company a 10% equity interest in ALI.

On May 5, 2023, the Company received a letter from the Nasdaq Capital Market (Nasdaq) notifying the Company that for the prior 30 consecutive business days the bid price for the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (Bid Price Rule). The deficiency letter did not result in the immediate delisting of the Company's common stock from the Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was  provided an initial period of 180 calendar days, until  November 1, 2023, to regain compliance with the Bid Price Rule. On November 2, 2023, the Company received a 180-calendar day extension, until  April 29, 2024, from the Nasdaq to regain compliance with Bid Price Rule. On October 3, 2023, the Company held a Special Meeting of Stockholders (special meeting). The Company's stockholders granted the Board of Directors the authority to effect an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock, at a reverse stock split ratio of between 1-for-5 and 1-for-20 as determined by the Board in its sole discretion, prior to the one-year anniversary of the Special Meeting. On March 5, 2024, the Board of Directors approved a reverse 1-for-15 reverse stock split effective 11:59 P.M. (Eastern time) on March 21, 2024, with trading to commence on a split-adjusted basis on March 22, 2024.

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

2. Basis of presentation, principles of consolidation and significant accounting policies

Reverse Stock Split - On March 22, 2024, pursuant to authority granted by our stockholders, the Company effected a one-for-fifteen reverse stock split of our common stock and the filing of an amendment to our amended and restated certificate of incorporation to effectuate the reverse stock split. The amendment was filed with the Secretary of State of the State of Delaware and the reverse stock split became effective in accordance with the terms of the amendment at 11:59 P.M. (Eastern time) on March 21, 2024, with trading to commence on a split-adjusted basis on March 22, 2024. The amendment provides that, at the effective time, every fifteen shares of our issued and outstanding common stock will automatically be combined into one issued and outstanding share of common stock, without any change in par value per share, which will remain at $0.001. The accompanying consolidated financial statements and notes to the consolidated financial statements gives retroactive effect to the reverse stock split for all periods presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in the Form 10-K may be slightly different than previously reported due to rounding up of fractional shares as a result of the reverse stock split.

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

Going Concern and Liquidity - These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations and the attainment of profitable operations. As of  December 31, 2023, the Company had an accumulated deficit of $131.6 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $23.6 million as of  December 31, 2023 is not sufficient to fund its planned operations for a period of at least one year from when these consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to seek additional funding through one or more of the following: a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. There can be no assurance that such events or a combination thereof can be achieved.

In March 2022, the Company received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are the Company's officers or directors) and entities, and materials related to the development of and statements regarding the Company's drug candidate for the treatment of COVID-19. The Company has received, and expects to continue to receive, periodic further requests from the SEC staff with respect to this matter. The Company is not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that it has made, the Company believes in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to the Company states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. The Company expensed approximately $1.5 million and $2.4 million in related general and administrative fees and expenses for the twelve months ended December 31, 2023 and 2022 respectively, which has impacted and may continue to impact our liquidity. The Company is in the process of filing a claim with its insurance carriers related to this loss which may cover a portion of the related expenses but not all. The claim is currently under review by the insurance company. The claim has not yet been approved nor has a reimbursement amount been determined. Accordingly, the Company has not recorded any provision for insurance reimbursement as of December 31, 2023. The Company expects to record any potential insurance reimbursement at the time that the amount to be reimbursed is determined and approved by the insurance carrier.

Cash and Cash Equivalents - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains cash accounts principally at one financial institution in the US, which at times, may exceed the Federal Deposit Insurance Corporation's limit of $250,000. The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. The Company has not experienced any losses from cash balances in excess of the insurance limit. The Company’s management does not believe the Company is exposed to significant credit risk at this time due to the financial condition of the financial institution where its cash is held. As of December 31, 2023, there was $0.3 million of cash on hand in a bank account in Australia and there is no known limitations impacting the Company's liquidity in Australia.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid sponsored research	$1,515	$1,028
Prepaid insurance	564	600
Vendor prepayments and deposits	545	801
Non-trade receivables	95	2
Related-party receivables	4	20
Total prepaid expenses and other current assets	$2,723	$2,451

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

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at December 31, 2023 and 2022 (in thousands):

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability:
December 31, 2023	$4,855	$—	$—	$4,855
December 31, 2022	$77	$—	$—	$77

 The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2023 and 2022 (in thousands):

Warrant Liability Long-Term
December 31, 2021	$1,412
Change in fair value - net	(1,335)
December 31, 2022	$77
Issuances of warrants	3,734
Change in fair value - net	1,044
December 31, 2023	$4,855

The above table of Level 3 liabilities begins with the valuation as of December 31, 2021 and adjusts the balances for changes that occurred during the years. The ending balance of the Level 3 financial instrument presented above represent the Company's best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

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

Stock-based Compensation - Stock-based compensation expense includes the estimated fair value of equity awards vested or expected to vest during the reporting period. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, modifications to existing stock options, and equity classified warrants to be recognized in the consolidated statements of operations based on their grant date fair values. The grant date fair value of stock options and equity classified warrants are calculated using the Black-Scholes option pricing model and the grant date fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the date of grant (or if the date of grant is not a business day, on the business day prior to the date of the grant). The awards are subject to service vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term, net of forfeitures which are recognized as they occur. Compensation expense related to awards to non-employees with performance-based vesting conditions is recognized based on the grant date fair value.

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock were considered to be common stock equivalents. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the years ended December 31, 2023, and 2022, approximately 0.5 million and 0.4 million (taking into account the reverse stock splits we have completed) of potentially dilutive shares were excluded from the computation of diluted loss per share due to their antidilutive effect.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. The Company is currently assessing the impact of ASU 2023-09 on its disclosures.

There are no other effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3. Intangible Assets

In conjunction with its acquisition of Moleculin, LLC in 2016, the Company recognized an intangible asset for acquired in-process research and development (IPR&D) related to the acquired WP1066 portfolio. As the Company's WP1066 portfolio is currently in development, the Company’s IPR&D intangible asset will not be amortized until development is complete. If the associated research and development effort is abandoned, the Company’s IPR&D intangible asset will be written-off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. IPR&D was $11.1 million as of December 31, 2023 and 2022, respectively.

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities at December 31, 2023 and 2022 consist of the following components (in thousands):

	December 31,
	2023	2022
Accrued research and development	$2,845	$1,337
Accrued payroll and bonuses	765	748
Accrued legal, regulatory, professional and other	547	437
Operating lease liability - current	100	116
Accrued liabilities due to related party	60	86
Total accrued expenses and other current liabilities	$4,317	$2,724

Additionally, accounts payable includes $67,000 and $64,000 as of December 31, 2023 and 2022, respectively, for related party payables (operating costs reimbursements).

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

Liability classified warrants are valued at fair value at the date of issue and at each reporting date pursuant to FASB ASC 820, Fair Value Measurement, (ASC 820) and are reflected as a warrant liability on the Company's consolidated balance sheet. The change in the warrant liability during each reporting period is reflected as a gain (loss) from change in fair value of warrant liability in the Company's consolidated statement of operations.

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

At December 31, 2023 and 2022, the Company has the following warrants outstanding:

	Number of Shares Under Outstanding Warrants at December 31, 2023	Number of Shares Under Outstanding Warrants at December 31, 2022	Weighted Average Exercise Price at December 31, 2023	Remaining Contractual Life at December 31, 2023 (Years)
Liability Classified Warrants (1)
Issued February 2018	—	25,264	$—	—
Issued June 2018 (2)	—	8,256	—	—
Issued March 2019	17,568	17,568	99.00	0.2
Issued April 2019	58,334	58,334	157.50	0.3
Issued February 2020	67,667	67,667	94.50	1.6
Issued December 2023	939,312	—	9.60	5.0
	1,082,881	177,089	$24.30
Equity Classified Warrants
Issued April 2020 - Consulting	1,112	1,112	$102.60	1.3
Issued December 2020 - Consulting	556	556	70.80	2.0
Issued April 2021 - Consulting	4,767	4,767	54.45	2.3
Issued August 2021 - Consulting	16,667	16,667	46.20	7.6
Issued June 2022 - Consulting	3,334	3,334	22.35	8.5
Issued September 2022 - Consulting	16,667	16,667	18.60	8.7
Issued June 2023 - Consulting	10,000	—	9.00	9.5
Issued August 2023 - Consulting	6,667	—	9.30	4.6
Issued December 2023 - Pre-Funded Warrants	229,506	—	0.001	5.0
	289,276	43,103	$6.00
Balance outstanding	1,372,157	220,192	$23.55

(1) If the Company subdivides (by any stock split, stock dividend, recapitalization or otherwise) its outstanding shares of its common stock into a smaller number of shares, the warrant exercise price is proportionately reduced and the number of shares under outstanding warrants is proportionately increased. Additionally, if the Company combines (by combination, reverse stock split or otherwise) its outstanding shares of common stock into a smaller number of shares, the warrant exercise price is proportionately increased and the number of shares under outstanding warrants is proportionately decreased. Also, the Company may voluntarily reduce the warrant exercise price for its warrants issued in March 2019.

(2) Taking into account the reverse stock splits we have completed, includes warrants to purchase 7,892 shares at an exercise price of $181.80, expiring December 22, 2023, and warrants to purchase 365 shares at an exercise price of $208.80, expiring June 21, 2023.

In March 2024, the Company issued a consultant a ten-year warrant to purchase up to 3,334 shares of common stock (taking into account the reverse stock splits we have completed). The warrants vest annually over a four-year term.

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

The assumptions used in determining the fair value of the Company’s outstanding liability classified warrants are as follows:

Year Ended December 31,
	2023	2022
Risk-free interest rate	3.8% to 5.4%	4.2% to 4.8%
Volatility	79.5% to 108.7%	63.1% to 76.3%
Expected life (years)	0.3 to 5.0	0.1 to 2.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the year ended December 31, 2023 and related information follows:

	Number of Shares Under Warrant	Range of Warrant Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	177,089	94.500 to252.0000	$142.35	1.7
Granted	939,312	9.600 to9.6060	$9.60	5.0
Expired	(33,520)	208.800 to252.0000	$243.30	—
Outstanding at December 31, 2023	1,082,881	9.600 to181.8080	$—	5.1

Vested and Exercisable at December 31, 2023	143,568	94.500 to181.8080	$120.60	0.9

For a summary of the changes in fair value associated with the Company's warrant liability for the years ended December 31, 2023 and 2022, see Note 2. Basis of presentation, principles of consolidation and significant accounting policies – Fair Value of Financial Instruments.

Equity Classified Warrants

In December 2023, the Company entered into a Securities Purchase Agreement with an institutional investor and certain of the Company's executive officers, employees, advisors and a member of its board of directors for the sale by the Company of 240,151 shares (taking into account the reverse stock splits we have completed) of the Company's common stock, and pre-funded warrants to purchase 229,506 shares of common stock (taking into account the reverse stock splits we have completed) in lieu thereof in a registered direct offering (Pre-Funded Warrants). In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 939,312 shares of common stock. Subject to certain ownership limitations, each of the Common Warrants will become exercisable on the effective date of such stockholder approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market with respect to issuance of all of the Common Warrants and the common stock upon the exercise thereof. Subject to certain ownership limitations, each Common Warrant will have an exercise price of $9.60 per share, expire five years from the date of stockholder approval and will become exercisable beginning on the effective date of stockholder approval for the shares issuable upon the exercise of the Common Warrants. Subject to certain ownership limitations, each Pre-Funded Warrant is exercisable into one share of common stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). The combined purchase price of one share of common stock (or pre-funded warrant in lieu thereof) and accompanying Common Warrant was $9.60 for the institutional investor, and $10.35 for the executive officers, employees, advisors and the member of the Company's board of directors who participated in the offering. The Company received gross proceeds of $4.5 million, before deducting the placement agent's fees and other offering expenses payable by the Company. Proceeds of the December 2023 Offering were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants. Transaction costs related to the issuance of shares were recognized in stockholder's equity (deficit), while costs of $510,000 allocated to warrant liabilities were expensed for the year ended  December 31, 2023.

In August 2023, the Company granted equity-classified warrants to a consultant to purchase up to 6,667 shares (taking into account the reverse stock splits we have completed) of Company common stock with a five-year term and an exercise price of $9.30. The warrants vest based on performance of certain services. As of December 31, 2023, no related vesting criteria were met.

In June 2023, the Company granted equity-classified warrants to purchase 10,000 shares of common stock with a ten-year term and an exercise price of $9.00 vesting annually over four years while services are being performed.

In September 2022, the Company entered into a portfolio advisory agreement with a related party entity, associated with Dr. Waldemar Priebe, and in connection with the agreement, the Company granted equity-classified warrants to purchase 16,667 shares of common stock (taking into account the reverse stock splits we have completed) with a ten-year term and an exercise price of $18.60. The September 2022 warrants vest as follows: (a) 50% vests upon execution of the agreement, provided the advisor does not terminate the agreement prior to the first anniversary of the agreement; and (b) 50% vests 60 days after the end of the one-year term, subject to the Company's Board of Directors determining that the services provided have been adequately performed.

In June 2022, the Company granted equity-classified warrants to purchase 3,334 shares of common stock with a ten-year term and an exercise price of $22.35 vesting annually over four years while services are being performed.

At December 31, 2023 the Company had 289,276 equity classified warrants outstanding of which 266,350 warrants were exercisable (taking into account the reverse stock splits we have completed). At  December 31, 2022, the Company had 43,103 equity classified warrants outstanding of which 26,724 were exercisable (taking into account the reverse stock splits we have completed).

The Company recorded stock compensation expense for the non-employee consulting agreements of $196,000 and $398,000 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, there was $353,000 of unrecognized stock compensation expense related to the Company's equity-classified warrants.

6. Equity

Preferred Stock

The Company's certificate of incorporation authorizes the Company to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. No preferred stock was issued or outstanding as of  December 31, 2023.

Common Stock

2023 Stock Issuances

In December 2023, the Company entered into a Securities Purchase Agreement with an institutional investor and certain of the Company's executive officers, employees, advisors and a member of its board of directors for the sale by the Company of 240,151 shares of the Company's common stock, and pre-funded warrants to purchase 229,506 shares of common stock in lieu thereof in a registered direct offering. In a concurrent private placement, the Company also sold to the investors unregistered warrants to purchase up to an aggregate of 939,312 shares of common stock. Subject to certain ownership limitations, each of the Common Warrants will become exercisable on the effective date of such stockholder approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market with respect to issuance of all of the Common Warrants and the common stock upon the exercise thereof. Subject to certain ownership limitations, each Common Warrant will have an exercise price of $9.60 per share, expire five years from the date of stockholder approval and will become exercisable beginning on the effective date of stockholder approval for the shares issuable upon the exercise of the Common Warrants. Subject to certain ownership limitations, each Pre-Funded Warrant is exercisable into one share of common stock at a price per share of $0.001 (as adjusted from time to time in accordance with the terms thereof). The combined purchase price of one share of common stock (or pre-funded warrant in lieu thereof) and accompanying Common Warrant was $9.60 for the institutional investor, and $10.35 for the executive officers, employees, advisors and the member of the Company's board of directors who participated in the offering. The Company received gross proceeds of $4.5 million, before deducting the placement agent's fees and other offering expenses payable by the Company. All figures herein are taking into account the one-for-fifteen reverse stock split completed March 22, 2024.

Lincoln Park Equity Line

During the year ended December 31, 2023, pursuant to the 2021 Lincoln Park purchase agreement, the Company issued to Lincoln Park 15,038 shares of common stock (taking into account the reverse stock splits we have completed) for gross proceeds of $0.2 million. The 2021 Lincoln Park Agreement, which has $19.8 million available as of  December 31, 2023, terminates on July 1, 2024. The Company is in discussions with Lincoln Park Capital to effect the extension of this agreement. The Company intends to seek an extension of this agreement prior to termination, however no agreement has been reached through to the date that these consolidated financial statements were issued. In the December 2023 Offering, the Company agreed not to utilize the Lincoln Park Agreement or any such extension thereof, until after June 26, 2024.

2015 Stock Plan, Stock-based Compensation and Outstanding Awards

In December 2015, the Board of Directors of the Company approved the Company’s 2015 Stock Plan, which was amended in April 2016, April 2018, June 2020, May 2022, and May 2023. The expiration date of the plan is December 5, 2025. The awards under the 2015 Stock Plan can be in the form of stock options, stock awards, stock unit awards, or stock appreciation rights. In May 2023 and 2022, the 2015 Stock Plan (Plan) was amended to authorize an additional 116,667 shares and 133,334 shares, respectively, such that 366,667 total shares may be issued under the Plan. In March 2024, the Company issued 3,334 shares of common stock to a consultant. All figures herein are taking into account the one-for-fifteen reverse stock split completed March 22, 2024.

Under the terms of the Company’s 2015 Stock Plan, as amended, and approved by its stockholders in May 2023, 366,667 shares of the Company’s common stock (taking into account the reverse stock splits we have completed) are available for grant to employees, non-employee directors and consultants. The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, or stock appreciation rights. As of December 31, 2023, there were 3,794 shares (taking into account the reverse stock splits we have completed) remaining to be granted under the 2015 Stock Plan.

Stock-based compensation expense for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
General and administrative	$1,439	$1,467
Research and development	545	808
Total stock-based compensation	$1,984	$2,275

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

The fair value of each stock option is estimated on the date of grant using the BSM model that uses the assumptions noted below. The expected term of the stock option awards was computed using the plain vanilla method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin 107 because the Company does not have sufficient data regarding employee exercise behavior to estimate the expected term. Beginning in 2020, the Company used the volatility of its own stock in the BSM as it now has sufficient historic data in its stock price. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield curve in effect at the time of grant.

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

Year Ended December 31,
	2023	2022
Risk-free interest rate	3.9% to 4.6%	1.6% to 3.3%
Volatility	96.0% to 101.2%	107.0% to 113.2%
Expected life (years)	5.5 to 6.3	5.3 to 6.3
Expected dividend yield	—%	—%

Stock option activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	151,690	$66.60	$87.45	7.8	$—
Granted	101,400	$7.35	$9.00
Forfeited	(3,610)	$9.15	$11.10
Expired	(56)	$157.50	$224.10
Outstanding, December 31, 2023	249,424	$43.35	$56.70	7.9	$378,606
Exercisable, December 31, 2023	93,337	$88.65	$119.40	6.1	$—

Options granted during 2023 and 2022 have an aggregated grant date fair value of $0.7 million and $1.1 million, respectively, that was calculated using the Black-Scholes option-pricing model. At December 31, 2023, total compensation cost not yet recognized was $1.9 million and the weighted average period over which this amount is expected to be recognized is 2.3 years. The aggregate fair value of options vested was $1.3 million and $1.5 million in the years ended December 31, 2023 and 2022, respectively.

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

Restricted stock unit activity for the year ended  December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested Shares, December 31, 2022	40,499	$33.60	3.1
Granted	65,292	$9.00
Vested	(11,901)	$41.55
Unvested Shares, December 31, 2023	93,890	$15.45	7.3

As of December 31, 2023, total compensation cost not yet recognized was $1.2 million and the weighted average period over which this amount is expected to be recognized is 2.7 years. In June 2023, the Company granted 65,292 shares of restricted stock units with a weighted average fair value of $9.00 per share at the date of grant (taking into account the reverse stock splits we have completed), which vest annually in four installments. In June 2022, the Company granted 30,156 shares of restricted stock units with a weighted average fair value of $22.35 per share (taking into account the reverse stock splits we have completed) at the date of grant, which vest annually in four equal installments.

In December 2023, the Company granted to the Company's executive officers 73,334 performance-based restricted stock units (taking into account the reverse stock splits we have completed) (PSU). Each PSU will vest upon both (A) the approval of a plan amendment by the Company's stockholders; and (B) the first of the following to occur: (a) a licensing transaction with a valuation, at the time, in excess of $150 million, which valuation shall be determined by the Board; (b) the filing of a new drug application; or (c) upon a Change in Control (as defined in the Plan), in each case subject to the respective executive officer's continued service with the Company as of each such vesting date. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. As of the date of issuance and through December 31, 2023, none of the performance goals were deemed probable, and as a result, no expense was recognized for these performance-based vesting awards.

7. Income Taxes

The provision for income taxes consists of the following components (in thousands):

Year Ended December 31,
	2023	2022
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Current income tax benefit	—	—
Deferred expense (benefit):
Federal	—	—
State	—	—
Foreign	—	—
Deferred income tax expense	—	—
Total	$—	$—

The following summarizes activity related to the Company’s valuation allowance (in thousands):

	Year Ended December 31,
	2023	2022
Valuation allowance at beginning of period	$25,696	$18,823
Change charged to expense (income)	6,612	6,873
Release of valuation allowance	—	—
Valuation allowance at end of period	$32,308	$25,696

A reconciliation of the income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Federal tax benefit at statutory rate	$6,251	21.0%	$6,096	21.0%
State tax benefit net of federal	118	0.4%	347	1.2%
Foreign rate differential	59	0.2%	10	0.0%
Stock warrant costs	(219)	(0.8)%	280	1.0%
Other permanent differences	(73)	(0.2)%	(145)	(0.5)%
Permanent provision to return items	662	2.3%	395	1.4%
Stock compensation change	(82)	(0.3)%	(49)	(0.2)%
Uncertain tax provision	(103)	(0.4)%	(61)	(0.2)%
Increase in valuation allowance	(6,613)	(22.2)%	(6,873)	(23.7)%
Total tax (expense) benefit	$—	—%	$—	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Start-up costs	$9,621	$7,727
Federal net operating loss carryforwards	11,598	11,024
174 R&D Carryforward	6,636	3,572
State tax loss carryforwards	258	237
Foreign net operating loss carryforwards	377	161
Fixed Assets	9	—
Tax credit carryforward	1,919	1,335
ROU Liability	123	96
Deferred compensation	1,879	1,630
Total deferred tax assets	$32,420	$25,782
Less valuation allowance	(32,308)	(25,696)
Net deferred tax assets	$112	$86
Deferred tax liabilities:
ROU Asset	$(112)	$(86)
Total deferred tax liabilities	$(112)	$(86)
Net deferred taxes	$—	$—

The Company has incurred net operating losses since inception. As of December 31, 2023, the Company had total US federal operating loss carry forwards of approximately $52 million. Of this, $6.1 million will expire commencing in 2035, with the rest having no set expiration date. The value of these carryforwards depends on the Company’s ability to generate taxable income. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates of the carry forwards the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. Under the new tax laws, net operating loss carry forwards will not expire beginning for losses generated in the 2018 tax year. However, these net operating losses will only be able to offset 80% of future taxable income. Finally, the Company has not undertaken a detailed analysis of the application of IRC Section 382 with respect to limitations on the utilization of net operating loss carryforwards and other deferred tax assets. However, the Company believes that this matter is not material to the overall tax position within the financial statements due to the full valuation allowance against the net operating losses and the lack of utilization of the net operating losses during tax years open under statute.

The Company conducts business in various locations and, as a result, files income tax returns in the United States federal jurisdiction, in multiple state jurisdictions, and internationally as required. As of December 31, 2023, the Company had state operating losses of approximately $2.7 million which expire commencing in 2036. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the US federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

Management has evaluated the positive and negative evidence for the realizability of its deferred tax assets. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2023. A valuation allowance of $32.3 million and $25.7 million has been established at December 31, 2023 and 2022, respectively. The change in the valuation allowance for the year ended December 31, 2023 was primarily due to additional operating losses and capitalized research costs.

The Company undertakes research and development (R&D) activities that qualify for certain tax credits for US and Australian income tax purposes. The Company has a full valuation allowance against its US federal R&D tax credits. For the 2023 tax year, there may be a potential Australian research and development tax credit, as the Company is increasing research and development activities in Australia. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentives when it is probable that 1) the Company will comply with relevant conditions of the program and 2) there is reasonable assurance the claim will be recovered. During the years ended December 31, 2023 and 2022, respectively, the Company has not recorded the Australian tax incentive as it is not yet probable that the terms and claim will be recovered. The federal research credits will begin to expire in the years 2037 through 2041, if not utilized.

The Company has a liability for unrecognized tax benefits of $0.3 million (excluding accrued interest and penalties) as of December 31, 2023. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$236	$175
Additions for tax positions related to the current year	103	—
Additions for tax positions related to prior years	—	61
Reductions due to lapse of statutes of limitations	—	—
Decreases related to settlements with tax authorities	—	—
Balance, end of year	$339	$236

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to  December 31, 2023 within the next year.

Starting in 2022, changes to Internal Revenue Code Section 174 made by the Tax Cuts and Jobs Act of 2017 no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. As a result the Company capitalized such costs in its 2023 and 2022 income tax provision, resulting in an increase in deferred tax assets.

8. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies for the years ended  December 31, 2023, and December 31, 2022, respectively.

Lease Obligations Payable

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

In June 2022, the Company entered into a Second Amendment to its Lease Agreement (Lab Lease) which it uses for lab space. The term of the Lease will continue through September 30, 2027, with no further right or option to renew. The Company is required to remit base monthly rent which will increase at an average approximate rate of 3% each year. The Lab Lease is classified as an operating lease. In August 2019, the Company entered into a sublease (which was extended in 2022 in connection with the lease extension) with a related party, Houston Pharmaceuticals, Inc. (HPI). The Company has granted HPI access to all of its Lab Lease space and HPI has agreed to pay the Company 50% of the Company's rent payable under the Lab Lease less 50% of any benefits from any sublease or other lab service agreement the Company may receive from its Lab Lease. Although HPI has access to the Company's Lab Lease space, it is the intent of the parties that they equally share the Lab Lease space for research purposes. The Company recorded approximately $49,000 and $45,000 in sublease income from the related party for the years ended December 31, 2023 and December 31, 2022, respectively. Sublease income is recorded as other income on the Company's consolidated statement of operations and comprehensive loss.

The following summarizes quantitative information about the Company's operating leases for the years ended  December 31, 2023, and December 31, 2022, respectively (in thousands):

	Year Ended December 31,
	2023	2022
Lease cost:
Operating lease cost	$137	$124
Variable lease cost	19	29
Total	$156	$153

Other supplemental cash flow information for operating leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$134	$129

As of December 31, 2023, future minimum leases under ASC 842 under the Company's operating leases were as follows (in thousands):

Maturity of lease liabilities	As of December 31, 2023
2024	$146
2025	159
2026	164
2027	141
2028	61
2029 and thereafter	41
Total lease payments	712
Less: imputed interest	(138)
Present value of operating lease liabilities	$574

As of December 31, 2023, the weighted average remaining lease term for operating leases is 4.6 years, and the weighted average discount rate is 9.6%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses an incremental borrowing rate based on a peer analysis using information available at the commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Licenses

MD Anderson

Under agreements associated with Annamycin, the WP1122 Portfolio and the WP1066 Portfolio all described below, the Company is responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees can cost as high as $0.1 million depending upon the anniversary, milestone payments for the commencement of phase II and phase III clinical trials, for the submission of an NDA to the FDA and for the receipt of marketing approval for sale of a license product can cost as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $258,000 and $264,000, respectively, for the years ended  December 31, 2023 and 2022.

Annamycin

On June 29, 2017, the Company entered into a Patent and Technology License Agreement with MD Anderson licensing certain technology related to the method of preparing Liposomal Annamycin and on December 17, 2021 the Company entered into an amendment to this agreement to include certain technology related to the method of reconstituting Liposomal Annamycin. On December 2, 2021, the Company entered into a Patent and Technology License Agreement with MD Anderson licensing certain technology related to lung targeted therapies with Annamycin. The terms and payments of these agreements are included in the summary above under Commitments and Contingencies – Licenses – MD Anderson. The terms of these agreements extend until the later of 20 years from the effective date of the agreements, or the expiration of the last-to-expire licensed patent. In addition, commencing on the four-year anniversary of each agreement, MD Anderson has the right to remove any jurisdiction from such agreement, upon 90 days’ notice, if the Company has not commercialized or is not using commercially reasonable efforts actively and effectively to attempt to commercialize a licensed invention in such jurisdiction.

WP1122 Portfolio

The rights and obligations to an April 2012 Patent and Technology License Agreement entered into by and between IntertechBio and MD Anderson (2012 Agreement) have been assigned to MBI. Therefore, MBI has obtained a royalty-bearing, worldwide, exclusive license to intellectual property, including patent rights, related to its WP1122 Portfolio and to its drug product candidate, WP1122. On October 21, 2022, the Company entered into a new patent and technology license agreement (2022 Agreement) with MD Anderson for an additional molecule under the WP1122 Portfolio. On December 3, 2021, the Company entered into a new patent and technology license agreement (2021 Agreement) with MD Anderson licensing certain technology related to WP1122 anti-viral treatments. The 2012 Agreement was amended in May 2020 to allow for the extension of certain milestones. The initial milestone required the Company to file an IND with the FDA for a Phase I study by February 20, 2021. The Company extended the deadline for this milestone by six months by making the required extension payment, and the Company has the right to receive two additional six-month extensions in the future by making additional extension payments. On August 3, 2021, the Company filed a CTA for the application of WP1122 in the United Kingdom to commence a Phase 1a clinical trial of WP1122. MD Anderson agreed that this CTA filing would further extend the deadline to file an IND with the FDA for a Phase I study until February 2022. In December 2021, the Company submitted an IND for the treatment of GBM with WP1122 to the FDA, thus meeting the IND filing milestone. The term of the 2012 agreement extends until the later of 15 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. In addition, MD Anderson may terminate the 2012 agreement if the Company fails to commence a Phase 2 study for licensed product prior to November 20, 2024. The term of the 2021 agreement extends until the later of 20 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent.

WP1066 Portfolio

The rights and obligations to a June 2010 Patent and Technology License Agreement entered into by and between Moleculin LLC and MD Anderson (2010 Agreement) have been assigned MBI. Therefore, MBI has obtained a royalty-bearing, worldwide, exclusive license to intellectual property rights, including patent rights, related to its WP1066 drug product candidate. On February 3, 2022, the Company entered into a new patent and technology license agreement (2022 Agreement) with MD Anderson licensing certain technology related to WP1066 checkpoint inhibitors. In January 2024 the Company notified MD Anderson that it was terminating this license. In consideration for these agreements, the Company must make payments to MD Anderson including an up-front payment, milestone payments and minimum annual royalty payments for sales of products developed under the license agreement. Annual Maintenance fee payments will no longer be due upon marketing approval in any country of a licensed product under the 2010 Agreement. One-time milestone payments are due upon commencement of the first Phase III study for a licensed product within the United States, Europe, China or Japan; upon submission of the first NDA for a licensed product in the United States; and upon receipt of the first marketing approval for sale of a licensed product in the United States. The term of the 2010 Agreement extends until the later of 15 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent.

HPI

MBI entered into an outlicensing agreement with HPI, pursuant to which it granted certain intellectual property rights to HPI, including rights covering the potential drug candidate, WP1066 (HPI Out-Licensing Agreement). Upon payment of the option repurchase payment in 2019, the HPI Out-Licensing Agreement was terminated and MBI regained all rights to the licensed subject matter and rights to any and all development data and any regulatory submissions including any IND, NDA or ANDA related to the licensed subject matter and can end the license without any other obligation. The Company has two current agreements with HPI. The first agreement, which was renewed in May 2022, continues a prior consulting arrangement with HPI and requires payments for $43,500 per quarter. The second agreement, which can be cancelled with sixty days notice by either party, allows the Company's employees access to laboratory equipment owned by HPI and this requires a payment of $15,000 per quarter to HPI. Total expenses related to HPI were $234,000 for the years ended December 31, 2023 and 2022.

Sponsored Research Agreements with MD Anderson

MBI has a Sponsored Laboratory Study Agreement with MD Anderson expiring December 31, 2025. In October 2023, the Company entered into an amendment to the Sponsored Research Agreement with MD Anderson for total payments to MD Anderson of $0.8 million to support the continuation of the project. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. The expenses recognized under the agreements were $775,000 and $1,133,000, respectively for the years ended December 31, 2023 and 2022.

Other Licenses

WPD Pharmaceuticals

Since February 2019, the Company was party to a sublicense agreement with WPD Pharmaceuticals (WPD), pursuant to which it sublicensed to WPD certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio (as amended, WPD Agreement). WPD is affiliated with Dr. Waldemar Priebe, the Company's founder. Under the WPD Agreement, the Company granted WPD a royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of human therapeutics under the licensed intellectual property in the countries of Poland, Estonia, Latvia, Lithuania, Belarus, Ukraine, Moldova, Romania, Armenia, Azerbaijan, Georgia, Slovakia, Czech Republic, Hungary, Uzbekistan, Kazakhstan, Greece, Austria, Russia, Netherlands, Turkey, Belgium, Switzerland, Sweden, Portugal, Norway, Denmark, Ireland, Finland, Luxembourg, Iceland (licensed territories).

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

Animal Life Sciences

In February 2019, the Company sublicensed certain intellectual property rights, including rights to Annamycin, its WP1122 portfolio, and its WP1066 portfolio in the field of non-human animals to ALI (ALI Agreement). ALI is affiliated with Dr. Waldemar Priebe, one of its founders. Under the ALI Agreement, the Company granted ALI a worldwide royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of non-human animals under the licensed intellectual property. This license is subject to the terms in the prior agreements entered into by the Company and MDA.

Other Guarantees

Bank Guarantee and Letter of Credit

In December 2023, the Company entered into a letter of credit with its primary banking relationship in the US, or bank guarantee, in the amount of $0.2 million, in connection to a value-added tax (VAT) registration in Poland. To date, there have been no draws or claims against this bank guarantee.

Employment Agreements

 The Company has agreements with certain executive and other employees to provide benefits in the event of termination. The base salary and certain other benefits would aggregate approximately $5.5 million using the rate of compensation in effect at December 31, 2023.

9. Subsequent Events

Subsequent events occurring after December 31, 2023 are discussed elsewhere in these notes.