Form 10-K/A
period 2023-12-31
Moleculin Biotech, Inc.
filed 2024-04-26
CIK 1659617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE
None

Auditor Name:	Auditor Location:	Auditor Firm ID:
GRANT THORNTON LLP	Fort Lauderdale, Florida	248

EXPLANATORY NOTE

Moleculin Biotech, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 22, 2024, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

Unless stated otherwise, references in this Amendment No. 1 to “MBI,” “Moleculin,” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc.

Moleculin Biotech, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2023. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Walter V. Klemp	64	Chairman of the Board, President and Chief Executive Officer
Jonathan P. Foster	60	Executive Vice President and Chief Financial Officer
Donald Picker	78	Chief Scientific Officer
Robert E. George	73	Director
Michael D. Cannon	78	Director
John Climaco	55	Director
Elizabeth A. Cermak	66	Director
Joy Yan	44	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Walter V. Klemp - Chairman of the Board, President and Chief Executive Officer

Mr. Klemp is a co-founder of our company, and has served as our chairman of the board and chief executive officer since July 2015 and as president since August 2017. From July 2018 until December 2021, Mr. Klemp served as executive chairman on the board of directors of Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics. In December 2021 Soliton, Inc. was acquired by AbbVie, Inc. From November 2011 to July 2018, Mr. Klemp served as chief executive officer of Soliton. Mr. Klemp served as president and chief executive officer of Zeno Corporation from 2004 to April 2011, where he developed and marketed dermatology devices and drugs from concept through FDA approval and market launch. From 1987 to 2000, Mr. Klemp served as chief executive officer and chairman of Drypers Corporation, a publicly traded multinational consumer products company that was listed as #1 on the INC 500 List of America’s Fastest Growing Companies. We believe that Mr. Klemp’s history with our company and background, coupled with his extensive experience in the medical field, provide him with the qualifications to serve as a Chairman of the Board and CEO.

Jonathan P. Foster - Executive Vice President and Chief Financial Officer

Mr. Foster has served as our executive vice president and chief financial officer since August 2016. Mr. Foster brings more than 30 years in financial experience holding a variety of executive and senior financial positions with public, private, start-up to large corporate and international companies. From February 2012 to August 2016, Mr. Foster served as Chief Financial Officer and Executive Vice President of InfuSystem Holdings, Inc., a national provider of infusion pumps and related services to the healthcare industry. From May 2011 to January 2012, Mr. Foster served as a consultant to the Chief Financial Officer of LSG Sky Chefs, USA, Inc., a subsidiary of Deutsche Lufthansa AG.

Prior to that Mr. Foster served in various C-suite capacities with public and private companies with his start beginning as Manager at Deloitte & Touche, LLP. Mr. Foster served on the Board of Financial Institutions for the State of South Carolina from 2006 to 2012 and from June 2018 until December 2021 served on the Board of Directors of Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics, where he was the chair of the Audit and Compensation Committees and the past chair of the Nominating & Governance Committee. In December 2021 Soliton, Inc. was acquired by AbbVie, Inc. Since June 2021, Mr. Foster has served on the Board of Directors of Volcon, Inc. where he is the past chair and current member of the Audit Committee, a member of the Nominating & Governance Committee and is the Chair of the Compensation Committee. Mr. Foster is a Certified Public Accountant (South Carolina) and holds the designation of Chartered Global Management Accountant from the American Institute of Certified Public Accountants. He received his BS in Accounting from Clemson University in 1985.

Donald Picker, PhD - Chief Scientific Officer

Dr. Picker has served as our chief scientific officer since August 2017 after serving as our chief operating officer from July 2015 until August 2017 and as our president from January 2016 to August 2017. From 2006 through 2007, Dr. Picker was the President of Tapestry Pharmaceuticals. From 1998 to 2003, Dr. Picker was CEO of Synergy Pharmaceuticals. Synergy was merged into Callisto Pharmaceuticals where he was vice president of research and development until 2006. Dr. Picker led the development of carboplatin and cisplatin from concept to FDA approval. From 2018 to 2019, Dr. Picker served on the board of directors of CNS Pharmaceuticals, Inc., and Dr. Picker currently serves as the Chief Science Officer of CNS Pharmaceuticals, Inc. on a part-time basis. Dr. Picker received his BS degree from Brooklyn Polytechnic University and his PhD from SUNY Albany in 1975. Dr. Picker is currently devoting only part of his work time to us and provides services as needed to us.

Robert E. George - Director

Mr. George joined our board of directors upon our IPO. He was a partner with the international accounting firm of PricewaterhouseCoopers (PWC) for 27 years until 2010, where his client service sectors included healthcare, among others. Mr. George currently serves as Chairman of the Audit Committee for The University of Texas Health Science Center at Houston and, since June 2011, has been a member of The University of Texas at Austin, McCombs Graduate School of Business accounting faculty. Mr. George has a B.B.A. - Accounting (cum laude) from the University of North Texas. We believe Mr. George’s deep and broad level of expertise in financial accounting and reporting matters, particularly in the healthcare sector, as a former audit partner at PricewaterhouseCoopers provide him with the qualifications to serve as a director.

Michael D. Cannon - Director

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

John M. Climaco, Esq. - Director

Mr. Climaco joined our board of directors in July 2017. Mr. Climaco has served as the chief executive officer of CNS Pharmaceuticals, Inc. since September 2017. Mr. Climaco has served in leadership roles in a variety of healthcare companies. From 2014 until 2017, Mr. Climaco served as the Executive Vice ‐President of Perma‐Fix Medical S.A. From 2002 until 2012, Mr. Climaco served as President and CEO of Axial Biotech, Inc., a DNA diagnostics company. Mr. Climaco previously served as a director of Digirad, Inc., a leading national provider of imaging services; PDI, Inc., a provider of outsourced commercial services to pharma companies; InfuSystem Holdings, Inc., the largest supplier of infusion services to oncologists in the United States; and Birner Dental Management Services, Inc., a provider of practice management services to the dental industry. Mr. Climaco obtained his Juris Doctorate Degree from University of California Hastings College of Law, San Francisco, CA and a Bachelors of Philosophy from Middlebury College, Middlebury, VT. Mr. Climaco is active with the State Bar of Utah. We believe Mr. Climaco’s vast experience with development stage companies and his legal background provides him with the qualifications to serve as a director.

Elizabeth Cermak - Director

Ms. Cermak joined our board of directors in October 2020. Ms. Cermak has held numerous board positions in the healthcare space, including most recently at Clarus Therapeutics, Inc., where she served as an Independent Board Director. In addition, Ms. Cermak was also formerly an Independent Board Director at Neurana Pharmaceuticals, QUE Oncology and SteadyMed Therapeutics. From 2009 to 2013, Ms. Cermak was the Chief Commercial Officer and Executive Vice President at POZEN, now Aralez Pharmaceuticals. As Chief Commercial Officer at POZEN, Ms. Cermak developed the commercial strategy and launch Plans for the Company's first self-marketed product, and signed licensing deals with Johnson & Johnson, Desitin, and Sanofi. Prior to joining POZEN, Ms. Cermak worked at Johnson & Johnson for 25 years, serving most recently as World-Wide Vice President Personal Products Franchise and Vice President Professional Sales & Marketing, and leading the US Women's Health Pharmaceutical business. We believe Ms. Cermak’s extensive experience in the healthcare industry provides her with the qualifications to serve as a director.

Joy Yan - Director

Dr. Yan joined our board of directors in March 2022. Dr. Yan is a biopharma executive and oncology physician-scientist with extensive experience in early and late clinical development with a successful track record leading the development of multiple oncology products from strategic planning through global submissions and approvals. Dr. Yan currently serves as an Independent Board Director at Checkmate Pharmaceuticals and Chief Medical Officer of Keymed Biosciences. She is also a member of the Scientific Advisory Board at Ambrx, after her role as the Chief Medical Officer, where she led the pipeline strategy and quickly advanced the development programs. She also assisted on the cross-over financing and IPO. Previously at Bristol Myers Squibb, she led the successful development of multiple oncology products from strategic planning through global submissions and approvals, including BMS’ first FDA Pilot Programs (RTOR, Project ORBIS, AAid) for nivolumab and ipilimumab. She also has broad clinical development experience from her roles with Janssen and Bayer, where she led Phase 1, 2 and 3 studies exploring a variety of MOAs and evaluated NMEs (daratumumab, radium-223, anti-IL3R, Bi-specifics, ADCs, TKIs) across multiple tumor types. Dr. Yan completed her Ph.D. in Biochemistry & Molecular Biology at Johns Hopkins University. She received her M.D. from China Medical University and completed her residency and clinical fellowship at University of Washington. We believe Dr. Yan’s extensive experience with early and late clinical development provides her with the qualifications to serve as a director.

No director is related to any other director or executive officer of our company or our subsidiaries, and, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

GOVERNANCE OF THE COMPANY

Board Committees

We established a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee. Our Board of Directors has adopted and approved a charter for each of these standing committees. The charters, which include the functions and responsibilities of each of the committees, can be found in the “Investors - Corporate Governance” section on our web site at www.moleculin.com.

Audit Committee. The members of the Audit Committee are Robert George (Chairperson), Michael Cannon, John Climaco, and Elizabeth Cermak. Each member of the Audit Committee is independent as defined by the Nasdaq Rules. In addition, each member of the Audit Committee satisfies the additional requirements of the SEC and Nasdaq Rules for audit committee membership, including the additional independence requirements and the financial literacy requirements. The Board has determined that at least one member of the Audit Committee, Mr. George, is an “audit committee financial expert” as defined in the SEC’s rules and regulations. The primary purpose of the Audit Committee is to oversee the quality and integrity of our accounting and financial reporting processes and the audit of our financial statements. The Audit Committee is responsible for selecting, compensating, overseeing and terminating the selection of our independent registered public accounting firm.

Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are Robert George (Chairperson), Michael Cannon, John Climaco, and Elizabeth Cermak. Each member of the Nominating and Corporate Governance Committee is independent as defined by Nasdaq Rules. The primary functions and responsibilities of the Nominating and Corporate Governance Committee are to: (a) determine the qualifications, qualities, skills, and other expertise required to be a director; (b) identify and screen individuals qualified to become members of the Board; (c) make recommendations to the Board regarding the selection and approval of the nominees for director; and (d) review and assess the adequacy of our corporate governance policies and procedures.

Compensation Committee. The members of the Compensation Committee are Michael Cannon (Chairperson), Robert George, John Climaco, and Elizabeth Cermak. Each member of the Compensation Committee is independent as defined by Nasdaq Rules.

The Compensation Committee is responsible for, among other things, reviewing and making recommendations to the Board of Directors with respect to the annual compensation for our Chief Executive Officer. The Compensation Committee also is responsible for reviewing and making recommendations to the Board of Directors regarding the annual compensation and benefits for our other executive officers. The Compensation Committee also, among other things, reviews compensation of the Board, reviews and makes recommendations on all new executive compensation programs that are proposed for adoption and administers the Company’s equity incentive plans. The Compensation Committee is responsible for, among other things, reviewing and making recommendations to the Board of Directors with respect to the annual compensation for our Chief Executive Officer and Chief Financial Officer.

Our Chief Executive Officer and Chief Financial Officer review the performance of our other executive officers (other than themselves) and, based on that review, they then make recommendations to the Compensation Committee about the compensation of executive officers (other than themselves). Neither our Chief Executive Officer nor Chief Financial Officer participate in any deliberations or approvals by the Board or the Compensation Committee with respect to their own compensation. Since 2018, the Compensation Committee has retained Pay Governance, a compensation consulting firm, to evaluate our executive compensation program. Pay Governance’s engagement included assisting the Compensation Committee with the selection of a peer group of companies for benchmarking purposes, and an analysis of our existing executive compensation. The consultant serves at the pleasure of the Compensation Committee rather than management, and the consultant’s fees are approved by the Compensation Committee.

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

In addition to satisfying the foregoing requirements under our Bylaws, stockholders who intend to solicit proxies in support of director nominees other than our nominees must comply with the additional requirements of Rule 14a-19(b) under the Exchange Act to comply with the universal proxy rules. The requirements under the universal proxy rules are in addition to the applicable procedural requirements under our Bylaws described above.

Stockholder Communications with Directors

Persons wishing to write to our Board of Directors, or to a specified director or committee of the Board, should send correspondence to the Corporate Secretary at 5300 Memorial Drive, Suite 950, Houston, Texas 77007. Electronic submissions of stockholder correspondence will not be accepted.

The Corporate Secretary will forward to the directors all communications that, in his or her judgment, are appropriate for consideration by the directors. Examples of communications that would not be appropriate for consideration by the directors include commercial solicitations and matters not relevant to the stockholders, to the functioning of the Board or to the affairs of Moleculin. Any correspondence received that is addressed generically to the Board of Directors will be forwarded to the Chairman of the Board.

Anti-Hedging Policy

Our policies prohibit directors, officers and other employees from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities without our prior approval.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is on the “Investors - Corporate Governance - Governance Documents” section of our web site at www.moleculin.com. We intend to disclose any future amendments to, or waivers from, the code of ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information.

Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our named executive officers for the years ended December 31, 2023 and 2022, which consist of our principal executive officer and our two other most highly compensated executive officers, are:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Walter V. Klemp, Chairman, President - Chief Executive Officer (3)	2023	565,000	292,500	323,625	196,431	37,043	1,414,598
	2022	565,000	750,000	335,250	284,791	36,039	1,971,080
Jonathan P. Foster, Executive Vice President and Chief Financial Officer (4)	2023	405,000	156,000	155,813	73,662	50,167	840,642
	2022	405,000	200,000	242,374	196,190	48,688	1,092,252
Donald Picker, Chief Scientific Officer (5)	2023	340,000	124,800	63,563	49,108	21,635	599,105
	2022	340,000	160,000	96,354	82,273	20,842	699,469

(1)         Represents the full grant date fair value of the option grant or restricted stock unit calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. For a summary of the assumptions made in the valuation of the awards, please see Note 6 to our financial statements as of and for the period ended December 31, 2023 included in the 2023 Annual Report.

(2)          Represents payments made by us for medical coverage, term life, dental vision, short and long-term disability, voluntary AD&D and Voluntary life.

(3)         Mr. Klemp's equity awards in 2023 consisted of 26,667 stock options with a grant date fair value of $196,431, and 35,959 restricted stock units with a grant date fair value of $323,625. Mr. Klemp's equity awards in 2022 consisted of 15,000 stock options with a grant date fair value of $284,791, and 15,000 restricted stock units with a grant date fair value of $335,250.

(4)         Mr. Foster's equity awards in 2023 consisted of 10,000 stock options with a grant date fair value of $73,662, and 17,313 restricted stock units with a grant date fair value of $155,813. Mr. Foster's equity awards in 2022 consisted of 10,334 stock options with a grant date fair value of $196,190, and 10,845 restricted stock units with a grant date fair value of $242,374.

(5)         Mr. Picker’s equity awards in 2023 consisted of 6,667 stock options with a grant date fair value of $49,108, and 7,603 restricted tock units with a grant date fair value of $63,563. Mr. Picker’s equity awards in 2022 consisted of 4,334 stock options with a grant date fair value of $82,273, and 4,312 restricted stock units with a grant date fair value of $96,353.

Narrative to Summary Compensation Table

We have established for compensation purposes a compensation year from June 1 until May 31 of each year. In June of each year, our Compensation Committee completes its annual review of executive compensation and determines, after researching comparable companies and using a nationally recognized industry survey, the compensation arrangements for the next compensation year.

We review compensation annually for all employees, including our executives. In setting executive base salaries, bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the individual executive’s performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short and long-term results that are in the best interests of our stockholders and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives. Our Compensation Committee typically reviews and discusses the executive leadership team's proposed compensation with the Chief Executive Officer and Chief Financial Officer for all executives other than the Chief Executive Officer and Chief Financial Officer. Based on those discussions and its discretion, the Compensation Committee then determines the compensation for each executive. Our Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our executive officers.

Compensation Consultant

Since April 2018, the Compensation Committee has retained Pay Governance LLC, an independent compensation consultant, to evaluate our executive compensation program. Pay Governance’s engagement included assisting the Compensation Committee with the selection of a peer group of companies for benchmarking purposes, and an analysis of our existing executive compensation. The consultant is engaged at the direction of the Compensation Committee rather than management, the consultant’s fees are approved by the Compensation Committee, and all reports are addressed to the Compensation Committee rather than management.

Annual Base Salary

For the 2022/2023 compensation year, the base salaries for Mr. Klemp, Mr. Foster, and Dr. Picker were $565,000, $405,000, and $340,000, respectively. For the 2023/2024 compensation year, the base salaries for Mr. Klemp, Mr. Foster, and Dr. Picker were unchanged.

Annual Bonus and Non-Equity Incentive Plan Compensation.

We seek to motivate and reward our executives for achievements relative to our corporate goals and objectives, and with respect to their individual goals, for each fiscal year. For the 2022/2023 and 2023/2024 compensation years, the target bonus each year for Mr. Klemp, Mr. Foster and Dr. Picker were 66%, 49%, and 47%, respectively, of their base salary. With respect to payment of bonuses, our Compensation Committee establishes certain “stretch goals” for our officers that permit a total potential bonus payable of 120% of the established target bonus.

The actual performance-based annual bonus paid is calculated by multiplying the executive’s annual base salary, target bonus percentage, the percentage attainment of the corporate goals established by the Board for such year, which represents the total potential bonus payable to our named executive officers, and the percentage attainment of the individual goals approved by our Compensation Committee with respect to our other executive officers. However, the Compensation Committee is not required to calculate bonuses in this manner and retains discretion in the amounts it awards and the factors it takes into consideration in determining bonus amounts. At the end of the compensation year, the Compensation Committee reviews our performance against our goals and objectives and approves the extent to which we achieved each of our corporate and individual goals and objectives, and, for each named executive officer, the amount of the bonus awarded.

For the 2022/2023 compensation year, bonuses were awarded based on our achievement of specified corporate goals, including the progress of our clinical trials, the improvement of our internal controls and our ability to maintain sufficient funding, and individual goals, as applicable. Based on the level of achievement, our Compensation Committee awarded Mr. Klemp, Mr. Foster and Dr. Picker 78%, 78%, and 78%, respectively, of their potential bonuses for the 2022/2023 compensation year. In addition, in August 2022, our Compensation Committee approved the potential payment of a cash bonus to Mr. Klemp of $375,000 payable upon the dosing of the first patient in our Phase 2 clinical trial of Annamycin for the treatment of soft tissue sarcoma lung metastases. This objective was satisfied in November 2022 and has been included in the table for 2022. These actual bonus amounts are reflected in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table above.

For the 2023/2024 compensation year, bonuses will be awarded based on our achievement of specified corporate goals, including the progress of our clinical trials, our business development efforts, the improvement in our systems, and our ability to improve our balance sheet strength.

Long-Term Incentives

Our 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants.

Each year our Compensation Committee establishes a value for the expected equity grant issuable to each of our named executive officers. For the 2022/2023 compensation year, the fair value of the equity grants for Mr. Klemp, Mr. Foster and Dr. Picker were $550,000, $243,000 and $119,000, respectively. For the 2023/2024 compensation year, the fair value of the equity grants for Mr. Klemp, Mr. Foster and Dr. Picker were established at $550,000, $243,000 and $119,000, respectively, although the final determination for any equity grants remain at the discretion of the Compensation Committee. For options, we set the option exercise price, and grant date fair value based on the closing price of our common stock on Nasdaq on the date of grant. The shares underlying options typically vest in four equal annual installments. For other equity awards, the grant date fair value is based on the closing price of our common stock on Nasdaq on the date of grant.

In addition, on December 29, 2023, the Compensation Committee and Board approved the grant of performance-based restricted stock units (each, a “PSU”) under our Stock Plan to Mr. Klemp, Mr. Foster and Dr. Picker with 43,590 PSUs, 19,180 PSUs, and 5,744 PSUs, respectively. Each PSU will only vest upon both of two performance conditions listed below:

(A) The approval of the Plan Amendment by the Company stockholders; and

The first of the following to occur:
(a)  a licensing transaction with a valuation, at the time, in excess of $150 million, which valuation shall be determined by the Board;
(b)  the filing of a new drug application; or
(c)  upon a Change in Control (as defined in the Stock Plan), in each case subject to the respective executive officer's continued service with us as of each such vesting date.

The Company has not recognized any compensation expense related to these awards as the achievement of the Performance Metric is not yet deemed to be probable, as none of the goals have been achieved to date. Therefore, no additional values from the PSU awards are reflected in the "Stock Awards" column of the Summary Compensation Table above.

Equity Awards

The following table sets forth certain information concerning our outstanding equity awards for our named executive officers at December 31, 2023.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards (2)
Name	Grant Date of Equity Award	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexerciseable (1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($) (3)	Number of shares or units of stock that have vested in 2023 (#) (5)	Market value of shares or units of stock that have vested ($) (5)
Walter V. Klemp, Chairman, President - Chief Executive Officer	(4)					43,590	(4)	-	-
	6/22/2023	—	26,667	9.00	6/22/2033	35,959	463,152	-	-
	6/20/2022	3,750	11,250	22.35	6/20/2032	11,250	144,900	3,750	32,063
	6/16/2021	7,455	7,454	55.95	6/16/2031	3,334	42,942	1,667	14,250
	7/2/2020	4,167	1,389	83.40	7/2/2030	981	12,635	982	8,518
	7/11/2019	5,556	—	117.90	7/11/2029	—	—	881	7,794
	6/6/2018	5,556	—	163.80	6/6/2028
	10/3/2017	3,778	—	224.10	10/3/2027	—	—
Jonathan P. Foster, Executive Vice President and Chief Financial Officer	(4)					19,180	(4)	-	-
	6/22/2023	—	10,000	9.00	6/22/2033	17,313	222,991	-	-
	6/20/2022	2,584	7,750	22.35	6/20/2032	8,134	104,766	2,712	23,180
	6/16/2021	3,626	3,626	55.95	6/16/2031	1,667	21,471	834	7,125
	7/2/2020	3,834	1,278	83.40	7/2/2030	—	—
	7/11/2019	3,500	—	117.90	7/11/2029	—	—
	6/6/2018	3,345	—	163.80	6/6/2028	—	—
	10/3/2017	1,612	—	224.10	10/3/2027	—	—
	8/19/2016	4,445	—	526.50	8/19/2026	—	—
Donald Picker, Chief Scientific Officer	(4)					5,744	(4)	-	-
	6/22/2023	—	6,667	9.00	6/22/2032	7,063	90,971	-	-
	6/20/2022	1,084	3,250	22.35	6/20/2032	3,234	41,654	1,112	9,215
	6/16/2021	2,090	2,089	55.95	6/16/2031	—	—
	7/2/2020	834	278	83.40	7/2/2030	—	—
	7/11/2019	1,112	—	117.90	7/11/2029	—	—
	6/6/2018	834	—	163.80	6/6/2028	—	—
	10/3/2017	667	—	224.10	10/3/2027	—	—

(1)         The shares underlying the options vest in equal annual installments over a four-year period (i.e., one-quarter of each grant vests on the first, second, third and fourth anniversary of the grant date), subject to continued service with us through each applicable vesting date.

(2)         Consists of restricted stock unit awards that vest in four equal annual installments, subject to continued service with us through each applicable vesting date.

(3)         Based on the closing price of our common stock on December 31, 2023 of $12.87.

(4)         On December 29, 2023, the Compensation Committee and Board approved the grant of performance-based restricted stock units (each, a “PSU”) under our Stock Plan to the Company’s executive officers as follows: (i) Walter Klemp, Chief Executive Officer – 43,590 PSUs; (ii) Jonathan P. Foster, Chief Financial Officer – 19,180 PSUs; and (iii) Donald Picker, Chief Science Officer – 5,744 PSUs.

Each such PSU will only vest upon both: (A) the approval of the Plan Amendment by the Company stockholders; and (B) the first of the following to occur: (a) a licensing transaction with a valuation, at the time, in excess of $150 million, which valuation shall be determined by the Board; (b) the filing of a new drug application; or (c) upon a Change in Control (as defined in the Stock Plan), in each case subject to the respective executive officer’s continued service with us as of each such vesting date. The Company has not recognized any compensation expense related to these awards as the achievement of the Performance Metric is not yet deemed to be probable, as none of the goals have been achieved to date.

(5)         Consists of the gross restricted stock unit awards which vested during 2023, prior to any shares withheld for taxes, for the year ended December 31, 2023.

Employment Agreements

Klemp Employment Agreement

On January 4, 2024, we entered into an amended and restated employment agreement with Mr. Walter V. Klemp pursuant to which Mr. Klemp agreed to serve as our Chief Executive Officer commencing on such date for an initial term of one year, which is automatically renewed for additional one-year terms unless either party chooses not to renew the agreement. The agreement provided for an initial annual salary of $565,000, which is reviewed annually. Mr. Klemp may receive an annual bonus, provided that the final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. If Mr. Klemp’s employment is terminated at our election without “cause” (as defined in the agreement), which requires 90 days advanced notice, or by Mr. Klemp for “good reason” (as defined in the agreement), Mr. Klemp shall be entitled to receive severance payments equal to 12 months of Mr. Klemp’s base salary. Mr. Klemp has agreed not to compete with us for 12 months after the termination of his employment.

Foster Employment Agreement

On January 4, 2024, we entered into an amended and restated employment agreement with Mr. Jonathan P. Foster pursuant to which Mr. Foster agreed to serve as our Executive Vice President and Chief Financial Officer commencing on such date for an initial term of one year, which is automatically renewed for additional one year terms unless either party chooses not to renew the agreement. The agreement provided for an initial annual salary of $405,000, which is reviewed annually. Mr. Foster may receive an annual bonus, provided that the final determination on the amount of the annual bonus, if any, will be made by the Compensation Committee of the Board of Directors, based on criteria established by the Compensation Committee. If Mr. Foster’s employment is terminated at our election without “cause” (as defined in the agreement), which requires 90 days advanced notice, or by Mr. Foster for “good reason” (as defined in the agreement), Mr. Foster shall be entitled to receive severance payments equal to 12 months of Mr. Foster’s base salary. Mr. Foster has agreed not to compete with us for 12 months after the termination of his employment.

Donald Picker Employment Agreement

On January 4, 2024, we entered into an employment agreement with Mr. Donald Picker pursuant to which Mr. Picker agreed to serve as our Chief Science Officer commencing on such date for an initial term of one year, which is automatically renewed for additional one-year terms unless either party chooses not to renew the agreement. The agreement provided for an initial annual salary of $340,000, which is reviewed annually. If Mr. Picker’s employment is terminated at our election without “cause” (as defined in the agreement), which requires 90 days advanced notice, or by Mr. Picker for “good reason” (as defined in the agreement), Mr. Picker shall be entitled to receive severance payments equal to 12 months of Mr. Picker’s base salary. Mr. Picker has agreed not to compete with us for 12 months after the termination of his employment.

Director Compensation

Our Compensation Committee has engaged Pay Governance LLC, an independent compensation consultant, to advise them on matters relating to our non-employee director compensation program. Based on a review of a compensation study prepared by Pay Governance, our Compensation Committee recommended to our Board and our Board approved the following policy for compensating non-employee members of the Board:

•     Each non-employee director shall receive annual cash compensation of $40,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Governance Committee shall receive an annual compensation of $15,000, $10,000 and $7,500, respectively; the other members of such committees shall receive an annual compensation of $7,500, $5,000 and $3,750, respectively; and the Lead Independent Director shall receive an annual compensation of $15,000. Cash payments will be made quarterly within 15 days after calendar quarter end.

•     Upon the initial appointment (or election) of non-employee directors to the Board, the director will be issued a 10-year option to purchase 2,000 shares of our common stock, under our 2015 Stock Plan, with 3-year annual vesting and an exercise price equal the closing price of our common stock on the date of the appointment (or election).

•     Annually, on the date of our annual meeting, each non-employee director that is re-elected at the annual meeting will be issued, upon a motion and approval of the Board of Directors, a 10-year option to purchase 1,000 shares of our common stock, under our 2015 Stock Plan, with 1-year annual vesting and an exercise price equal the closing price of our common stock on the date of the annual meeting.

The following table sets forth the total compensation earned by our non-employee directors in 2023 (Mr. Klemp does not earn additional compensation for his services on the Board, and his compensation is fully reflected in the “-Summary Compensation Table” above):

Name	Year	Fees earned or paid in cash ($)	Option awards ($) (1)	Total ($)
Michael D. Cannon	2023	$61,376	$7,148	$68,524
Robert E. George	2023	$67,752	$7,148	$74,900
John Climaco	2023	$73,897	$7,148	$81,045
Elizabeth Cermak	2023	$56,376	$7,148	$63,524
Joy Yan	2023	$40,000	$7,148	$47,148

(1)          Represents the full grant date fair value of the option award our board approved and granted to each non-employee director, calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the director. For a summary of the assumptions made in the valuation of the awards, please see Note 6 to our financial statements as of and for the period ended December 31, 2023 included in the Form 10-K. As of December 31, 2023, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Mr. Cannon - 5,336 shares; Mr. George - 5,336 shares; Mr. Climaco - 5,169 shares, Ms. Cermak - 4,668 shares, and Ms. Yan - 4,001 shares. None of our non-employee directors held stock awards other than options as of December 31, 2023.

Recoupment Policy

We adopted the Moleculin Biotech, Inc. Dodd-Frank Restatement Recoupment Policy effective as of October 2, 2023. In the event that we are required to prepare a financial restatement, the Committee will recoup all erroneously awarded incentive-based compensation calculated on a pre-tax basis received after October 2, 2023, by a person (i) after beginning service as an executive officer, (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation, and (iii) during the three completed fiscal years immediately preceding the date that the Company is required to prepare a restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years. “Clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 26, 2024, regarding beneficial ownership of our common stock by:
•     each of our directors;

•     each of our named executive officers;

•     all directors and executive officers as a group; and

•     each person, or group of affiliated persons, known by us to beneficially own more than five percent of our shares of common stock.

Beneficial ownership is determined according to the rules of the SEC, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options that are currently exercisable or exercisable within 60 days. Each director or officer, as the case may be, has furnished us with information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Moleculin Biotech, Inc., 5300 Memorial Drive, Suite 950, Houston, Texas 77007.

	As of April 26, 2024
	Shares beneficially owned		Percent of Class (1)
Name of Beneficial Owner
Walter V. Klemp	105,698	(2)	4.5%
Jonathan P. Foster	35,214	(3)	1.5%
Donald Picker	23,418	(4)	1.0%
Robert George	5,796	(5)	Less than 1%
Michael Cannon	4,818	(6)	Less than 1%
John Climaco	4,651	(6)	Less than 1%
Elizabeth Cermak	4,150	(6)	Less than 1%
Joy Yan	3,335	(6)	Less than 1%
Directors and Executive Officers as a Group (8 persons)	187,080	(7)	7.7%
5% Holders
Armistice Capital, LLC	221,081	(8)	9.9%

(1) Based on 2,311,536 shares of common stock outstanding as of April 26,2024.

(2) Includes 15,900 shares held by AnnaMed, Inc. that have been included in the amount for Mr. Klemp. Mr. Klemp has voting and dispositive power over the shares held by AnnaMed, Inc. Includes 44,406 shares underlying options exercisable within 60 days of April 26, 2024.

(3) Includes 29,843 shares underlying options exercisable within 60 days of April 26, 2024.

(4) Of the amount in the table, 7,000 shares held by IntertechBio Corp. have been included in the amounts for Dr. Picker. Dr. Picker shares voting and dispositive power over the shares held by IntertechBio Corp. Includes 10,417 shares underlying options exercisable within 60 days of April 26, 2024.

(5) Includes 4,818 shares underlying options exercisable within 60 days of April 26, 2024.

(6) Consists solely of shares underlying options exercisable within 60 days of April 26, 2024.

(7) Consists of the shares identified in footnotes (2)-(6).

(8) Based solely on the Schedule 13G filed February 14, 2024. Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the "Master Fund"), the direct holder of the shares listed in the table, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities held by the Master Fund and thus may be deemed to beneficially own the securities held by the Master Fund. Steven Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	249,424	56.70	3,794
Equity compensation plans not approved by security holders (2)	289,276	6.00	—

(1) Represents shares of common stock issuable upon exercise of outstanding stock options under our current 2015 Stock Plan.
(2) Consists of warrants issued to consultants for services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2022, we entered into a portfolio development advisory agreement with an entity affiliated with Dr. Priebe. In connection with the agreement, we issued the entity a ten-year warrant to purchase 16,667 shares of our common stock with an exercise price of $18.60. The warrant vests as follows: (a) 50% vests upon execution of the agreement, provided the advisor does not terminate the agreement prior to the first anniversary of the agreement; and (b) 50% vests 60 days after the end of the one-year term, subject to the our Board of Directors determining that the services provided have been adequately performed; provided that the warrant shall vest in full upon a change of control event.

We currently employ Lindsay Picker, the daughter of Dr. Picker, our president and chief operating officer, as a clinical research associate on an at-will basis. Ms. Picker's total compensation is less than $120,000.

In February 2019, we entered into a sublicense agreement with WPD Pharmaceuticals, Inc. Dr. Priebe is affiliated with WPD Pharmaceuticals, Inc. In March 2023, we and WPD agreed to terminate the sublicense agreement. Pursuant to the termination, we agreed to pay WPD (or its designees) $700,000 in cash and shares of our common stock valued at $800,000. In connection with the termination, WPD agreed to assign all of its rights and obligations to us related to the Phase 1b/2 clinical trial of Annamycin for the treatment of STS lung metastases being conducted at Maria Sklodowska-Curie National Research Institute. With the termination of the WPD sublicense agreement, we now hold the worldwide rights to all of our licensed intellectual property, other than the rights related to non-human animals.

In February 2019, we entered into sublicense agreement with Animal Lifesciences, LLC. Dr. Priebe is affiliated with Animal Lifesciences, LLC. For more information on the terms of this agreement, please see Item 1 - Business-Our Licensing Agreements in our Form 10-K.

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

Policies and Procedures for Related Party Transactions

Our audit committee charter provides that our audit committee is responsible for reviewing and approving in advance any related party transaction. This will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or will be a participant to, where the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In determining whether to approve a proposed transaction, our audit committee will consider all relevant facts and circumstances including: (i) the materiality and character of the related party’s direct or indirect interest; (ii) the commercial reasonableness of the terms; (iii) the benefit or perceived benefit, or lack thereof, to us; (iv) the opportunity cost of alternate transactions; and (v) the actual or apparent conflict of interest of the related party.

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

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Mr. Klemp, are independent as defined under the Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by Grant Thornton, LLP for their services for the fiscal years ended December 31, 2023 and 2022, respectively, were as follows:
	2023	2022
Audit Fees	$332,974	$309,625
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
TOTAL	$332,974	$309,625

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by our independent accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report.

(1)
Financial Statements. See Index to the Consolidated Financial Statements, which appear on the Original 10-K. The consolidated financial statements listed in the accompanying Index to the Consolidated Financial Statements are filed therewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(b)	The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act
31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 26, 2024