Form 10-Q
period 2024-03-31
Moleculin Biotech, Inc.
filed 2024-05-10
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The registrant had 2,311,536 shares of common stock outstanding at May 1, 2024.

Moleculin Biotech, Inc.

Form 10-Q

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$16,824	$23,550
Prepaid expenses and other current assets	2,133	2,723
Total current assets	18,957	26,273
Furniture and equipment, net	240	272
Intangible assets	11,148	11,148
Operating lease right-of-use asset	500	524
Total assets	$30,845	$38,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,104	$2,498
Accrued expenses and other current liabilities	3,304	4,317
Total current liabilities	5,408	6,815
Operating lease liability - long-term, net of current portion	450	474
Warrant liability - long-term	3,400	4,855
Total liabilities	9,258	12,144
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,311,536 and 2,227,516 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	33
Additional paid-in capital	158,177	157,653
Accumulated other comprehensive income (loss)	(18)	(9)
Accumulated deficit	(136,574)	(131,604)
Total stockholders’ equity	21,587	26,073
Total liabilities and stockholders’ equity	$30,845	$38,217

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$—	$—

Operating expenses:
Research and development	4,252	5,687
General and administrative	2,393	2,637
Depreciation and amortization	32	30
Total operating expenses	6,677	8,354
Loss from operations	(6,677)	(8,354)
Other income:
Gain from change in fair value of warrant liability	1,455	39
Other income, net	11	8
Interest income, net	241	392
Net loss	$(4,970)	$(7,915)

Net loss per common share - basic and diluted	$(2.02)	$(4.13)
Weighted average common shares outstanding, basic and diluted	2,466,174	1,916,665

Net Loss	$(4,970)	$(7,915)
Other comprehensive loss:
Foreign currency translation	(9)	(4)
Comprehensive loss	$(4,979)	$(7,919)

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,970)	$(7,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	30
Stock-based compensation	493	499
License rights expense settled in stock	—	772
Change in fair value of warrant liability	(1,455)	(39)
Operating lease, net	108	110
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	590	427
Accounts payable	(394)	(156)
Accrued expenses and other current liabilities	(1,121)	255
Net cash used in operating activities	(6,717)	(6,017)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	141
Net cash provided by financing activities	—	141
Effect of exchange rate changes on cash and cash equivalents	(9)	(4)
Net decrease in cash and cash equivalents	(6,726)	(5,880)
Cash and cash equivalents, - beginning of period	23,550	43,145
Cash and cash equivalents, - end of period	$16,824	$37,265

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2023	2,227,516	$33	$157,653	$(131,604)	$(9)	$26,073
Issuance of common stock in connection with Consulting Agreements	6,834	—	37	—	—	37
Reverse stock split	77,186	(31)	31	—	—	—
Stock-based compensation	—	—	456	—	—	456
Net loss	—	—	—	(4,970)	—	(4,970)
Cumulative translation adjustment	—	—	—	—	(9)	(9)
Balance, March 31, 2024	2,311,536	$2	$158,177	$(136,574)	$(18)	$21,587

	Three Months Ended March 31, 2023
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2022	1,908,522	$29	$153,985	$(101,835)	$12	$52,191
Issuance of common stock with equity purchase agreement	10,026	—	141	—	—	141
Common stock issued for license rights	54,808	1	771	—	—	772
Stock-based compensation	—	—	499	—	—	499
Net loss	—	—	—	(7,915)	—	(7,915)
Cumulative translation adjustment	—	—	—	—	(4)	(4)
Balance, March 31, 2023	1,973,356	$30	$155,396	$(109,750)	$8	$45,684

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

On May 5, 2023, the Company received a letter from the Nasdaq Capital Market (Nasdaq) notifying the Company that for the prior 30 consecutive business days the bid price for the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (Bid Price Rule). The deficiency letter did not result in the immediate delisting of the Company's common stock from the Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, until  November 1, 2023, to regain compliance with the Bid Price Rule. On November 2, 2023, the Company received a 180-calendar day extension, until  April 29, 2024, from the Nasdaq to regain compliance with Bid Price Rule. On March 5, 2024, the Board of Directors approved a reverse 1-for-15 reverse stock split effective 11:59 P.M. (Eastern time) on March 21, 2024, with trading to commence on a split-adjusted basis on March 22, 2024. On April 8, 2024, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with Bid Price Rule 5550(a)(2) as a result of the closing bid price of the Company's common stock being at $1.00 per share or greater for the 10 consecutive business days from March 22, 2024 through April 5, 2024. Accordingly, the Company is in compliance with the Bid Price Rule and Nasdaq considers the matter closed.

2. Basis of presentation, principles of consolidation, and significant accounting policies and liquidity

Reverse Stock Split - On March 22, 2024, the Company completed a reverse stock split of all the issued and outstanding shares of the Company's common stock at a ratio of 1 to 15. The accompanying consolidated financial statements and notes to the consolidated financial statements gives retroactive effect to the reverse stock split for all periods presented. Certain amounts previously reported include rounding up of fractional shares as a result of the reverse stock split.

Basis of Presentation – Condensed Consolidated Financial Information - The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for financial information, and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements furnished reflect all normal adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of  December 31, 2023 and for the year then ended, including the notes thereto contained in the Form 10-K filed with the SEC on March 22, 2024.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the significant accounting policies during the three months ended March 31, 2024.

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

Going Concern and Liquidity - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of  March 31, 2024, the Company had an accumulated deficit of $136.6 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $16.8 million as of March 31, 2024 is not sufficient to fund its planned operations for a period of at least one year from when these consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to seek additional funding through one or more of the following: a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. There can be no assurance that such events or a combination thereof can be achieved.

 In March 2022, the Company received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are the Company's officers or directors) and entities, and materials related to the development of and statements regarding the Company's drug candidate for the treatment of COVID-19. The Company has received, and expects to continue to receive, periodic further requests from the SEC staff with respect to this matter. The Company is not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that it has made, the Company believes in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to the Company states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. During the three months ended  March 31, 2024 and 2023, the Company expensed approximately $0.1 million and $0.5 million, respectively, in related general and administrative fees and expenses. The Company is in the process of filing a claim with its insurance carriers related to this loss which may cover a portion of the related expenses but not all. The claim is currently under review by the insurance company. The claim has not yet been approved nor has a reimbursement amount been determined which, if any, would be limited by the applicable retention as defined under the policy. Accordingly, the Company has not recorded any provision for insurance reimbursement. The Company expects to record the insurance reimbursement at the time that the amount to be reimbursed is determined and approved by the insurance carrier. Any insurance reimbursement receivable will be recorded at an amount not to exceed the recorded loss and only if the terms of the legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss is probable.

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

The following table provides the financial liabilities reported at fair value and measured on a recurring basis at March 31, 2024 and December 31, 2023 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of March 31, 2024:	$3,400	$—	$—	$3,400
Fair value of warrant liability as of December 31, 2023:	$4,855	$—	$—	$4,855

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

Three Months Ended March 31, 2024	Warrant Liability Long-Term
Balance, December 31, 2023	$4,855
Change in fair value - net	(1,455)
Balance, March 31, 2024	$3,400

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended March 31, 2024 and 2023, approximately 1.7 million and 0.4 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date of these unaudited condensed consolidated financial statements. See Note 8 - Subsequent Events.

Recent Accounting Pronouncements - There are no recently issued accounting standards updates that are currently expected to have a material impact on the Company.

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development	$1,565	$2,845
Accrued payroll and bonuses	1,092	765
Accrued legal, regulatory, professional and other	477	547
Operating lease liability - current	109	100
Accrued liabilities due to related party	61	60
Total accrued expenses and other current liabilities	$3,304	$4,317

Additionally, accounts payable includes $74,000 and $67,000 as of March 31, 2024 and December 31, 2023, respectively, for related party payables.

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

The assumptions used in determining the fair value of the Company's outstanding liability classified warrants are as follows:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.2% to 5.5%	3.8% to 5.4%
Volatility	88.1% to 108.7%	79.5% to 108.7%
Expected life (years)	0.1 to 4.7	0.3 to 5.0
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the three months ended March 31, 2024 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2024	1,082,895	$9.60	$157.50	$24.32	5.1
Expired warrants	(17,573)	$99.00	$99.00	$99.00	—
Balance at March 31, 2024	1,065,322	$9.60	$157.50	$23.09	4.4
Exercisable at March 31, 2024	1,065,322	$9.60	$157.50	$23.09	4.4

For a summary of the changes in fair value associated with the Company's warrant liability for the three months ended March 31, 2024, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

Equity Classified Warrants

In March 2024, the Company granted equity-classified warrants to purchase up to 3,334 shares of Company common stock with a ten-year term and an exercise price of $9.15. The warrants vest annually over four years while services are being performed.

At March 31, 2024, the Company had 292,611 equity classified warrants outstanding and 266,591 warrants were exercisable. At  December 31, 2023, the Company had 289,276 equity classified warrants outstanding and 266,350 warrants were exercisable.

The Company recorded stock compensation expense for the non-employee consulting agreements of $34,000 and $46,000 for the three months ended  March 31, 2024 and 2023, respectively. At  March 31, 2024, there was $344,000 of unrecognized stock compensation expense related to the Company's equity classified warrants.

5. Equity

Lincoln Park Equity Line

The Company did not utilize the 2021 Lincoln Park purchase agreement during the three months ended March 31, 2024. The 2021 Lincoln Park Agreement, which has $19.8 million available as of March 31, 2024, terminates on July 1, 2024. The Company is in discussions with Lincoln Park Capital to effect the extension of this agreement. The Company intends to seek an extension of this agreement prior to termination, however no agreement has been reached as of the date these unaudited consolidated financial statements were issued. In the  December 2023 Offering, the Company agreed not to utilize the Lincoln Park Agreement or any such extension thereof, until after  June 26, 2024.

Other Components of Equity

In March 2024, the Company issued 6,834 shares of common stock to consultants in exchange for services to be provided.

Stock-Based Compensation and Outstanding Awards

The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, and stock appreciation rights to employees, non-employee directors and consultants. In May 2023 and 2022, the 2015 Stock Plan (the Plan) was amended to authorize an additional 116,667 shares and 133,334 shares, respectively, such that 366,667 total shares may be issued under the Plan. As of March 31, 2024, there were 2,053 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively, is as follows (table in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$381	$369
Research and development	112	130
Total stock-based compensation expense	$493	$499

On May 8, 2024 the Company issued 1,000 options to purchase the company stock under the 2015 Stock Plan each to two Science Advisory Board members.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2024 as a result of the losses recorded during the three months ended March 31, 2024 and the additional losses expected for the remainder of 2024 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of March 31, 2024 and  December 31, 2023 the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 is nil. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants, Internal Revenue Code Section 162(m) limitations and ISO activity, as well as the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of March 31, 2024.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three months ended March 31, 2024 and 2023, respectively (table in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost:
Operating lease cost	$38	$33
Variable lease cost	2	7
Total	$40	$40

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

In June 2022, the Company extended the lab lease until September 30, 2027, with no further right or option to renew. The Company recorded approximately $12,000 in sublease income from a related party for the three months ended March 31, 2024 and 2023, respectively. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $29,000 and $38,000 for the three months ended  March 31, 2024 and 2023, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $54,000 and $64,000 for the three months ended March 31, 2024 and 2023, respectively.

HPI - The Company has two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI) with total expenses of $59,000 for each of the three months ended March 31, 2024 and 2023, respectively.

Sponsored Research Agreements - The expenses recognized under the agreements were $156,000 and $155,000 for the three months ended March 31, 2024 and 2023, respectively.

8. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, no other subsequent events were noted as occurring after March 31, 2024.

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

Our Business

We are a clinical stage pharmaceutical company with a growing pipeline, including Phase 2 clinical programs for hard-to-treat cancers and viruses. We have three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial, based substantially on discoveries made at and licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas. Three of our six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. Since our inception and as of March 2024, our drugs have completed, are currently in, or have been permitted to proceed in, thirteen clinical trials. Annamycin is our lead molecule and is in three Phase 1B/2 clinical trials - one for treating Acute Myeloid Leukemia (AML) and two for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS).

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

Our Core Technologies

Our core technologies consist of the following programs:

a) Annamycin or L-Annamycin is a “next generation” anthracycline (one of the most widely used classes of chemotherapy), designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and to be non-cardiotoxic and has shown no cardiotoxicity in subjects treated in clinical trials to date. Furthermore, we have demonstrated safe dosing beyond the dose limitations imposed by regulatory authorities upon currently prescribed anthracyclines due to their inherent cardiotoxicity. As of March 2024, Annamycin demonstrated efficacy in two of its Phase 1B/2 trials in subjects with AML and Advanced STS. We believe that Annamycin has potential to fill an unmet need as a second line therapy (2nd line or 2L) in AML and potentially as first line therapy in Advanced STS.

As part of our Annamycin clinical trials, we have engaged an independent expert to assess cardiotoxicity associated with chemotherapy at the Cleveland Clinic (Expert or Independent Expert). The data made available to the Expert includes left ventricular ejection fraction (LVEF) as determined by echocardiograms, and ECHO strain imaging, as well as Troponin levels (a biochemical marker of acute heart damage). “ECHO strain imaging” is a method in echocardiography (medical ultrasound) for measuring regional or global deformation (contraction or beating) of the myocardium (heart muscle). By strain rate imaging, the simultaneous function of different regions can be displayed and measured. Cardiac health biomarkers such as blood Troponin levels are considered an indicator of potential long-term heart damage. The Expert has issued and will continue to issue periodic reports as additional data are provided to him in batches of subject data. Such data include some data which are preliminary and subject to change. In our discussions regarding the lack of Annamycin's cardiotoxicity, we rely on the Expert's assessment.

Annamycin benefits from a promising advancement in lipid enabled drug delivery developed in collaboration with and exclusively licensed from MD Anderson. The unique patented lipid composition allows us to combine a new concept in chemotherapeutic agents within a lipid structure that helps target the delivery of the payload and reduce the potential for toxicity. In the case of Annamycin, our unique use of lipid technology enables improved tissue/organ distribution, and as demonstrated in multiple clinical trials, dramatically reduced toxicity, including cardiotoxicity.

b) Our WP1066 Portfolio includes WP1066, WP1193 and WP1220, three of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription) among other transcription factors associated with tumor activity. These also stimulate a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs). WP1066, in oral formulation, has been in two clinical trials, including compassionate use cases. WP1066 and WP1193 are being tested in preclinical programs in intravenous (IV) formulations. WP1066 and WP1220 have been in clinical trials in a topical formulation. WP1066 and WP1220 have both independently successfully completed Phase 1 clinical trials and have demonstrated efficacy.

c) Our WP1122 Portfolio contains compounds (including WP1122, WP1096, and WP1097) designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG). We believe such compounds may provide an opportunity to cut off the energy supply of tumors by taking advantage of their high degree of dependence on glucose in comparison to healthy cells, as well as viruses that also depend upon glycolysis and glycosylation to infect and replicate. WP1122 has completed a Phase 1 clinical study, successfully establishing a Recommended Phase 2 Dose or RP2D.

Recent Business Developments

Below are recent business developments.

Annamycin

Clinical Trial for the Treatment of AML in Combination with Cytarabine (MB-106)

Table 1

Study MB-106 Combination Therapy – Phase 1B/2 with Ara-C + Annamycin "5+3"	All Lines (Range 1-7)	1st Line	2nd Line
All Subjects
Recruited and Evaluable	20	3	10
Subjects Evaluable Not Dosed Per Protocol	2	0	1
Median Age - Years (Range)	69 (19 - 78)	49 (19 - 69)	71 (53 - 78)
Complete Remissions (CR)	8	2	5
CR with incomplete recovery (CRi)	1	0	1
Total Composite Complete Remission (CRc)	9	2	6
Complete Remission (CR) Rate	40%	67%	50%
Complete Remission Composite (CRc) Rate	45%	67%	60%
Partial Remission (PRs)	2	0	1
Overall Response Rate (CRc's + PRs) or ORR	55%	67%	70%
CRc Relapsed or Death To Date	2	0	2
BMT to Date (in CR's)	2	0	1
See Note 1 below

Note 1 for Table 1: Data from MB-106 is for Intent To Treat (ITT) subjects and is preliminary and subject to change. Median Durability of CRc is 4.9 months and climbing.

On May 7, 2024, our management held a Key Opinion Leader conference call with Dr. Martin Tallman and Dr. Michael Andreeff. Management made a presentation of the data above and discussion ensued with Drs Tallman and Andreeff on the significance of this data. Both Drs. Tallman and Andreeff are members of our Science Advisory Board.

The call included a discussion of the results to date for MB-106. We believe that the Phase 1B/2 trial has been successful in establishing safety and efficacy of Annamycin in combination with Cytarabine (AnnAraC) for the treatment of AML, and in providing sufficient data to support a Phase 2 registration-directed clinical trial (MB-108) to further provide data for efficacy which we intend to use to support an eventual application for New Drug Approval (NDA).

Preliminary Safety, Efficacy and Durability Data

The preliminary data for MB-106 demonstrate a CRc rate of 45% and an ORR of 55% for all subjects, regardless of the number of prior treatments (N=20). Segmenting the MB-106 subject population for 1st line (N=3) and, most notably, 2nd line (N=10) therapies in the trial, yields a CRc rate of 67% and 60% and an ORR of 67% and 70%, both respectively. We believe the CR and CRc rates demonstrated by AnnAraC in 2nd line patients substantially exceeds the performance reported by any drug currently approved for use in 2nd line AML.

Median durability of remission (DoR) for the 9 CRcs is approximately 4.9 months and developing with one death (related to pneumonia) and one relapse to date out of the ten CRcs. The first subject with a CRc (and who has yet to relapse) was treated in February 2023. The DoR is being measured from the initiation of treatment to relapse or death.

Cardiovascular safety of Annamycin is thoroughly monitored as independent assessments are made by an independent expert cardio-oncologist from Cleveland Clinic. As of April 1, 2024, data from 84 subjects across five trials (AML & STS, internal and externally funded trials) have been reviewed. Of note, most of these subjects have received greater than the lifetime cumulative anthracycline dose above 550 mg/m2 associated with increased risk of cardiomyopathy. Some subjects have received four times this amount following Annamycin administration(s). No signal of cardiotoxicity has been identified.

U.S Patents for Annamycin

On April 9, 2024, the United States Patent and Trademark Office (USPTO) issued U.S. Patent number 11,951,118 titled, “Preparation of Preliposomal Annamycin Lyophilizate” (the ‘118 patent’) to Moleculin and The University of Texas System Board of Regents. On April xx, 2024, we received an Issue Notification from the USPTO for an additional patent (U.S. Patent number 11,980,634) titled “Method of Reconstituting Liposomal Annamycin” (the ‘634 patent’) to be issued on May 14, 2024.

The ‘118 patent provides claims to compositions that contain Annamycin, and the ‘634 patent, when issued, will provide claims to liposomal Annamycin suspension compositions, both with a base patent term extending until June 2040, subject to extension to account for time required to fulfill regulatory requirements for FDA approval. Moleculin’s novel candidate for the treatment of acute myeloid leukemia (AML) and soft tissue sarcoma lung metastases (STS lung mets) uses a unique lipid-based delivery technology. In addition to the issued ‘118 and expected ‘634 U.S. patents, we have additional patent applications pending in major jurisdictions worldwide.

EMA issues ODD to Annamycin for the treatment of AML

We announced that the European Medicines Agency (EMA) has granted Orphan Drug Designation (ODD) to Annamycin for the treatment of AML. Combined with the Orphan Drug Designation we have in the US and with the new composition of matter and formulation patents just awarded by the US Patent and Trademark Office with coverage through 2040, we believe the commercial exclusivity of Annamycin is now well protected.

The EMA grants orphan drug designation to drugs and biologics intended for the treatment, diagnosis or prevention of rare, life-threatening or chronically debilitating diseases or conditions that affect fewer than five in 10,000 people in the European Union. Orphan designation potentially allows companies certain benefits, including reduced regulatory fees, clinical protocol assistance, research grants and up to 10 years of potential market exclusivity in the European Union if approved.

AACR Presentation of Data Demonstrating High Anti-Cancer Activity of Annamycin and Non-Cardiotoxic Properties

Preclinical data regarding the Company’s next-generation anthracycline, Annamycin, was presented at the American Association for Cancer Research (AACR) Annual Meeting, which took place April 5-10, 2024 in San Diego, CA. The poster titled, Non-cardiotoxic Properties of Annamycin, a Clinically Evaluated Anthracycline and Potent Topoisomerase 2β Poison, was presented in the “Late-Breaking Research: Experimental and Molecular Therapeutics 2” session held on Monday, April 8th. The presented poster outlined results from the assessment and comparison of the potency of doxorubicin (a commonly prescribed anthracycline) and Annamycin, Moleculin’s next-generation anthracycline, against topoisomerase II-alpha and II-beta and determine their impact on physiology of human cardiomyocytes demonstrating no pathologic changes in mice hearts following chronic in vivo exposure.

WP1066

We continue discussions with two US academic institutions and another foreign academic institution for externally funded trials for the use of WP1066 for the treatment of glioblastomas and/or pediatric brain tumors. Of note, we have finalized an agreement with Northwestern University (NU) and we expect NU to initiate an investigator initiated glioblastoma study in the near-term (Clinicaltrials.gov ID: NCT05879250). We do not expect the pediatric study to begin until an adult brain tumor trial commences and generates additional data.

Regarding an intravenous formula for WP1066, we believe that substantial progress has been made and we will be able to announce an IV formulation in the near term.

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

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$—	$—

Operating expenses:
Research and development	4,252	5,687
General and administrative	2,393	2,637
Depreciation and amortization	32	30
Total operating expenses	6,677	8,354
Loss from operations	(6,677)	(8,354)
Other income:
Gain from change in fair value of warrant liability	1,455	39
Other income, net	11	8
Interest income, net	241	392
Net loss	$(4,970)	$(7,915)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Research and Development Expense. Research and development (R&D) expense was $4.3 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $1.4 million is mainly related to the clinical trials activity levels.

General and Administrative Expense. General and administrative expense was $2.4 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.2 million is mainly related to a decrease in regulatory and legal fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $1.5 million in the first quarter of 2024 as compared to a net gain of $0.04 million in the first quarter of 2023, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Interest income, net. Interest income, net decreased by approximately $0.2 million for the comparable quarterly periods due to a decreasing cash balance during the past year.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(6,717)	$(6,017)
Net cash provided by financing activities	—	141
Effect of exchange rate changes on cash and cash equivalents	(9)	(4)
Net decrease in cash and cash equivalents	$(6,726)	$(5,880)

As of March 31, 2024, there was $0.4 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $6.7 million for the three months ended March 31, 2024. This $0.7 million increase over the prior year period of $6.0 million was primarily due to the timing of costs incurred and associated payments for drug production and clinical trial expenses.

Cash provided by financing activities

We did not sell any stock during the three months ended March 31, 2024.

We believe that our existing cash and cash equivalents as of March 31, 2024 will be sufficient to fund our planned operations, which include our current Phase 1B/2 clinical programs and preparations for future clinical trials, into the fourth quarter of 2024, without the issuance of additional equity for cash. This takes into account cash outlays for preparations for clinical trials beyond the current active trials. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. We cannot provide assurance that such events or a combination thereof can be achieved.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. We expensed approximately $0.1 million and $0.5 million in related general and administrative fees and expenses for the three months ended March 31, 2024 and 2023, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies and use of estimates from those disclosed in our Form 10-K for the year ended December 31, 2023. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2023. Except as updated below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

We must comply with indirect tax laws in multiple jurisdictions, as well as complex customs duty regimes worldwide. Audits of our compliance with these rules may result in additional liabilities for taxes, duties, interest and penalties related to our international operations which would reduce our profitability.

Our operations may be subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as value-added tax (“VAT”) or goods and services tax (“GST”). In addition, the distribution of our products subjects us to numerous complex customs regulations, which frequently change over time. Failure to comply with these systems and regulations can result in the assessment of additional taxes, duties, interest, and penalties. While we believe we are in compliance with local laws, we cannot assure that tax and customs authorities will agree with our reporting positions and upon audit such tax and customs authorities may assess additional taxes, duties, interest, and penalties against us. Adverse action by any government agencies related to indirect tax laws could materially and adversely affect our business, results of operations and financial condition.

Errors in our assumptions, estimates and judgments related to tax matters, including those resulting from regulatory reviews, could adversely affect our financial results.

We may be subject to routine tax audits on various tax matters around the world in the ordinary course of business (including income tax, business tax, customs duties, sales and use tax, and value added tax (“VAT”) matters). We regularly assess the adequacy of our uncertain income tax positions and other reserves, which requires a significant amount of judgment. Although we may accrue for uncertain income tax positions and other regulatory audits, negotiations with taxing and customs authorities may lead to adjustments in excess of our accruals, resulting in liabilities for additional taxes, duties, penalties and interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, the Company issued warrants to purchase 3,334 shares of common stock with an exercise price of $9.15 per share to an entity providing consulting services, which warrants will vest annually over four years while services are being performed. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2024, the Company issued 6,834 shares of common stock to consultants in exchange for services to be provided. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc., filed with the Secretary of State of the State of Delaware (incorporated by reference to exhibit 3.1 of the Form 8-K filed March 19, 2024)

10.1	Amendment and Restated Employment Agreement between Moleculin Biotech, Inc. and Walter V. Klemp dated January 4, 2024 (incorporated by reference to exhibit 10.1 of the Form 8-K filed January 5, 2024)

10.2	Amendment and Restated Employment Agreement between Moleculin Biotech, Inc. and Jonathan P. Foster dated January 4, 2024 (incorporated by reference to exhibit 10.2 of the Form 8-K filed January 5, 2024)

10.3	Employment Agreement between Moleculin Biotech, Inc. and Donald Picker dated January 4, 2024 (incorporated by reference to exhibit 10.3 of the Form 8-K filed January 5, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MOLECULIN BIOTECH, INC.

Date: May 10, 2024	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)