Form 10-Q
period 2024-06-30
Moleculin Biotech, Inc.
filed 2024-08-13
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The registrant had 2,561,527 shares of common stock outstanding at August 1, 2024.

Moleculin Biotech, Inc.

Form 10-Q

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$10,845	$23,550
Prepaid expenses and other current assets	2,886	2,723
Total current assets	13,731	26,273
Furniture and equipment, net	221	272
Intangible assets	11,148	11,148
Operating lease right-of-use asset	475	524
Total assets	$25,575	$38,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,833	$2,498
Accrued expenses and other current liabilities	2,913	4,317
Total current liabilities	5,746	6,815
Operating lease liability - long-term, net of current portion	420	474
Warrant liability - long-term	1,704	4,855
Total liabilities	7,870	12,144
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,560,785 and 2,227,516 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	33
Additional paid-in capital	158,605	157,653
Accumulated other comprehensive loss	(10)	(9)
Accumulated deficit	(140,893)	(131,604)
Total stockholders’ equity	17,705	26,073
Total liabilities and stockholders’ equity	$25,575	$38,217

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	4,090	3,888	8,342	9,576
General and administrative	2,064	2,492	4,457	5,129
Depreciation and amortization	31	31	63	61
Total operating expenses	6,185	6,411	12,862	14,766
Loss from operations	(6,185)	(6,411)	(12,862)	(14,766)
Other income:
Gain from change in fair value of warrant liability	1,696	36	3,151	75
Other income, net	11	9	22	17
Interest income, net	159	390	400	783
Net loss	$(4,319)	$(5,976)	$(9,289)	$(13,891)

Net loss per common share - basic and diluted	$(1.70)	$(3.02)	$(3.71)	$(7.13)
Weighted average common shares outstanding, basic and diluted	2,543,244	1,979,258	2,504,709	1,948,135

Net Loss	$(4,319)	$(5,976)	$(9,289)	$(13,891)
Other comprehensive loss:
Foreign currency translation	8	(1)	(1)	(5)
Comprehensive loss	$(4,311)	$(5,977)	$(9,290)	$(13,896)

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,289)	$(13,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63	61
Stock-based compensation	946	1,012
License rights expense settled in stock	—	772
Change in fair value of warrant liability	(3,151)	(75)
Operating lease, net	108	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(163)	(757)
Accounts payable	335	2,041
Accrued expenses and other current liabilities	(1,515)	(410)
Net cash used in operating activities	(12,666)	(11,143)
Cash flows from investing activities:
Purchase of fixed assets	(13)	(15)
Net cash used in investing activities	(13)	(15)
Cash flows from financing activities:
Payment of tax liability for vested restricted stock units	(25)	(21)
Proceeds from sale of common stock, net of issuance costs	—	211
Net cash (used in) provided by financing activities	(25)	190
Effect of exchange rate changes on cash and cash equivalents	(1)	(5)
Net decrease in cash and cash equivalents	(12,705)	(10,973)
Cash and cash equivalents, - beginning of period	23,550	43,145
Cash and cash equivalents, - end of period	$10,845	$32,172

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2023	2,227,516	$33	$157,653	$(131,604)	$(9)	$26,073
Issuance of common stock in connection with Consulting Agreements	6,834	—	37	—	—	37
Reverse stock split	77,186	(31)	31	—	—	—
Stock-based compensation	—	—	456	—	—	456
Net loss	—	—	—	(4,970)	—	(4,970)
Cumulative translation adjustment	—	—	—	—	(9)	(9)
Balance, March 31, 2024	2,311,536	$2	$158,177	$(136,574)	$(18)	$21,587
Warrants exercised	229,506	1	—	—	—	1
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	19,743	—	(25)	—	—	(25)
Stock-based compensation	—	—	453	—	—	453
Consolidated net loss	—	—	—	(4,319)	—	(4,319)
Cumulative translation adjustment	—	—	—	—	8	8
Balance, June 30, 2024	2,560,785	$3	$158,605	$(140,893)	$(10)	$17,705

	Six Months Ended June 30, 2023
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2022	1,908,522	$29	$153,985	$(101,835)	$12	$52,191
Issuance of common stock with equity purchase agreement	10,026	—	141	—	—	141
Common stock issued for license rights	54,808	1	771	—	—	772
Stock-based compensation	—	—	499	—	—	499
Net loss	—	—	—	(7,915)	—	(7,915)
Cumulative translation adjustment	—	—	—	—	(4)	(4)
Balance, March 31, 2023	1,973,356	$30	$155,396	$(109,750)	$8	$45,684
Issuance of common stock in connection with equity purchase agreement	5,013		69			69
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	7,588	—	(21)	—	—	(21)
Stock-based compensation	—	—	513	—	—	513
Consolidated net loss	—	—	—	(5,976)	—	(5,976)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balance, June 30, 2023	1,985,957	$30	$155,957	$(115,726)	$7	$40,268

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with clinical programs for hard-to-treat cancers and viruses. The Company has three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial, based substantially on discoveries made at and licensed from MD Anderson Cancer Center (MD Anderson) in Houston, Texas. The Company has two wholly owned subsidiaries, Moleculin Australia Pty. Ltd., which was set up to perform certain preclinical development and Moleculin Amsterdam B.V., which acts as its legal representative for clinical trials in Europe. The Company utilizes its own internal resources and funds to conduct some of these trials and also has trials being conducted via physician-sponsored trials. The physician-sponsored trials utilize primarily external funds, such as grant funds, which are not presented in these financial statements. The Company does not have manufacturing facilities, and all manufacturing activities are contracted out to third parties. Additionally, the Company does not have a sales organization. The Company’s overall strategy is to seek potential outlicensing or outsourcing opportunities with development/commercialization strategic partners who are better suited for the marketing, sales and distribution of its drugs, if approved.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the significant accounting policies during the six months ended June 30, 2024.

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

Intangible Assets – The company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Due to the sustained decline in the Company’s stock price, the Company engaged a third-party valuation firm to complete a quantitative assessment of in-process research and development (IPR&D) asset as of June 30, 2024. We performed our impairment test by comparing the carrying value of the IPR&D asset to its estimated fair value, which was determined by the income approach, using a discounted cash flow model. Based on our quantitative assessment, the carrying value of the IPR&D asset did not exceed its estimated fair value, noting no impairment.

Going Concern and Liquidity - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of  June 30, 2024, the Company had an accumulated deficit of $140.9 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $10.8 million as of June 30, 2024 is not sufficient to fund its planned operations for a period of at least one year from when these consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to seek additional funding through one or more of the following: a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. There can be no assurance that such events or a combination thereof can be achieved.

 In March 2022, the Company received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are the Company's officers or directors) and entities, and materials related to the development of and statements regarding the Company's drug candidate for the treatment of COVID-19. The Company has received, and expects to continue to receive, periodic further requests from the SEC staff with respect to this matter. The Company is not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that it has made, the Company believes in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to the Company states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. The company expensed approximately $0.1 million and $0.4 million in related general and administrative fees and expenses for the three months ended  June 30, 2024 and 2023, respectively, and $0.1 million and $0.9 million for the six months ended  June 30, 2024 and 2023, respectively. The Company is in the process of filing a claim with its insurance carriers related to this loss which may cover a portion of the related expenses but not all. The claim is currently under review by the insurance company. The claim has not yet been approved nor has a reimbursement amount been determined which, if any, would be limited by the applicable retention as defined under the policy. Accordingly, the Company has not recorded any provision for insurance reimbursement. The Company expects to record the insurance reimbursement at the time that the amount to be reimbursed is determined and approved by the insurance carrier. Any insurance reimbursement receivable will be recorded at an amount not to exceed the recorded loss and only if the terms of the legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss is probable.

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

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid sponsored research	$1,277	$1,515
Prepaid insurance	1,143	564
Vendor prepayments and deposits	457	545
Non-trade receivables	5	95
Related party receivables	4	4
Total prepaid expenses and other current assets	$2,886	$2,723

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

The following table provides the financial liabilities reported at fair value and measured on a recurring basis at June 30, 2024 and December 31, 2023 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of June 30, 2024:	$1,704	$—	$—	$1,704
Fair value of warrant liability as of December 31, 2023:	$4,855	$—	$—	$4,855

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

Three Months Ended June 30, 2024	Warrant Liability Long-Term
Balance, March 31, 2024	$3,400
Change in fair value - net	(1,696)
Balance, June 30, 2024	$1,704

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of December 31, 2023 and then is adjusted for changes in fair value that occurred during the six months ended  June 30, 2024. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Six Months Ended June 30, 2024	Warrant Liability Long-Term
Balance, December 31, 2023	$4,855
Change in fair value - net	(3,151)
Balance, June 30, 2024	$1,704

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three and six months ended June 30, 2024 and 2023, approximately 1.6 million and 0.4 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date of these unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements - There are no recently issued accounting standards updates that are currently expected to have a material impact on the Company.

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and bonuses	$1,157	$765
Accrued research and development	1,060	2,845
Accrued legal, regulatory, professional and other	540	547
Operating lease liability - current	112	100
Accrued liabilities due to related party	44	60
Total accrued expenses and other current liabilities	$2,913	$4,317

Additionally, accounts payable includes $20,000 and $67,000 as of June 30, 2024 and December 31, 2023, respectively, for related party payables.

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

The assumptions used in determining the fair value of the Company's outstanding liability classified warrants are as follows:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.3% to 5.2%	3.8% to 5.4%
Volatility	87.9% to 94.9%	79.5% to 108.7%
Expected life (years)	0.6 to 4.5	0.3 to 5.0
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the six months ended June 30, 2024 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2024	1,082,895	$9.60	$157.50	$24.32	5.1
Expired warrants	(75,909)	$99.00	$99.00	$99.00	—
Balance at June 30, 2024	1,006,986	$9.60	$94.50	$—	4.4
Exercisable at June 30, 2024	1,006,986	$9.60	$94.50	$15.31	4.4

For a summary of the changes in fair value associated with the Company's warrant liability for the six months ended June 30, 2024, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

Equity Classified Warrants

In March 2024, the Company granted equity-classified warrants to purchase up to 3,334 shares of Company common stock with a ten-year term and an exercise price of $9.15. The warrants vest annually over four years while services are being performed.

At June 30, 2024, the Company had 63,105 equity classified warrants outstanding and 40,658 warrants were exercisable. At  December 31, 2023, the Company had 289,276 equity classified warrants outstanding and 266,350 warrants were exercisable.

The Company recorded stock compensation expense for the non-employee consulting agreements of $35,000 and $46,000 for the three months ended  June 30, 2024 and 2023, respectively, and $68,000 and $92,000 for the six months ended June 30, 2024 and 2023 , respectively. At  June 30, 2024, there was $309,000 of unrecognized stock compensation expense related to the Company's equity classified warrants.

5. Equity

Lincoln Park Equity Line

The Company did not utilize the 2021 Lincoln Park purchase agreement during the six months ended June 30, 2024. The 2021 Lincoln Park Agreement terminated in June 2024.

Other Components of Equity

In March 2024, the Company issued 6,834 shares of common stock to consultants in exchange for services to be provided. In addition, during the six months ended June 30, 2024, the Company issued 19,743 shares of common stock related to the vesting of restricted stock units.

Stock-Based Compensation and Outstanding Awards

The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, and stock appreciation rights to employees, non-employee directors and consultants. In May 2023 and 2022, the 2015 Stock Plan (the Plan) was amended to authorize an additional 116,667 shares and 133,334 shares, respectively, such that 366,667 total shares may be issued under the Plan. As of June 30, 2024, there were 1,053 shares remaining to be issued under the 2015 Stock Plan.

Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023, respectively, is as follows (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$340	$379	$721	$748
Research and development	113	134	225	264
Total stock-based compensation expense	$453	$513	$946	$1,012

On May 8, 2024 the Company issued 1,000 options to purchase the company stock under the 2015 Stock Plan to a Science Advisory Board member.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2024 as a result of the losses recorded during the three and six months ended June 30, 2024 and the additional losses expected for the remainder of 2024 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of June 30, 2024 and  December 31, 2023 the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and six months ended June 30, 2024 and 2023, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 is nil. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants, Internal Revenue Code Section 162(m) limitations and ISO activity, as well as the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of June 30, 2024.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three and six months ended June 30, 2024 and 2023, respectively (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$38	$33	$75	$65
Variable lease cost	7	7	10	14
Total	$45	$40	$85	$79

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

In June 2022, the Company extended the lab lease until September 30, 2027, with no further right or option to renew. The Company recorded approximately $12,000 in sublease income from a related party for the three months ended June 30, 2024 and 2023, respectively, and $24,000 and $25,000 for the six months ended June 30, 2024 and 2023. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $38,000 for the three months ended  June 30, 2024 and 2023, respectively, and $68,000 and $75,000 for the six months ended June 30, 2024 and 2023, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $63,000 and $64,000 for the three months ended June 30, 2024 and 2023, respectively, and $117,000 and $129,000 for the six months ended June 30, 2024 and 2023, respectively.

HPI - The Company has two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI) with total expenses of $59,000 for each of the three months ended June 30, 2024 and 2023, respectively, and $117,000 for the six months ended June 30, 2024 and 2023, respectively.

Sponsored Research Agreements - The expenses recognized under the agreements were $377,000 and $176,000 for the three months ended June 30, 2024 and 2023, respectively, and $533,000 and $331,000 for the six months ended June 30, 2024 and 2023, respectively.

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

•	Our ability to obtain additional funding to commence or continue our clinical trials, fund operations and develop our product candidates;
•	The need to obtain and retain regulatory approval of our drug candidates, both in the United States and in Europe, and in countries deemed necessary for future trials;
•	Our ability to complete our clinical trials in a timely fashion in line with our stated milestones and within our expected budget and resources;
•	Our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;
•	Our ability to source our drug products at reasonable prices;
•	Compliance with obligations under intellectual property licenses with third parties;
•	Any delays in regulatory review and approval of drug candidates in clinical development;
•	Potential efficacy of our drug candidates;
•	Our ability to commercialize our drug candidates;
•	Market acceptance of our drug candidates;
•	Competition from existing therapies or new therapies that may emerge;
•	Potential product liability claims;
•	Our dependency on third-party manufacturers to successfully, and timely, supply or manufacture our drug candidates for our preclinical work and our clinical trials;
•	Our ability to establish or maintain collaborations, licensing or other arrangements;
•	Our ability and third parties’ abilities to protect intellectual property rights;
•	Our ability to adequately support future growth; and
•	Our ability to attract and retain key personnel to manage our business effectively.

We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Our Business

We are a clinical stage pharmaceutical company with a growing pipeline, including Phase 2 and 3 clinical programs for hard-to-treat cancers and viruses. We have three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial, based substantially on discoveries made at and licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas. Three of our six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. Since our inception and as of March 2024, our drugs have completed, are currently in, or have been permitted to proceed in, thirteen clinical trials. Annamycin is our lead molecule and is in three Phase 1B/2 clinical trials - one for treating Acute Myeloid Leukemia (AML) and two for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS).

One of our core management beliefs is that anthracyclines represent the most important treatment for AML and Advanced STS, and we believe Annamycin may, for the first time ever, allow a majority of these patients to benefit from this treatment. This belief, coupled with our limited resources, leads us to currently focus mainly on the development of Annamycin. We intend to advance our other drug candidates via investigator led studies – both clinically and preclinically.

Our Core Technologies

Our core technologies consist of the following programs:

a) Annamycin or L-Annamycin is a “next generation” anthracycline (one of the most widely used classes of chemotherapy), designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and to be non-cardiotoxic and has shown no cardiotoxicity in subjects treated in our clinical trials to date. Furthermore, we have demonstrated safe dosing beyond the dose limitations imposed by regulatory authorities upon commonly prescribed anthracyclines due to their inherent cardiotoxicity. Annamycin has demonstrated efficacy in two of its Phase 1B/2 trials in subjects with AML and Advanced STS. We believe that Annamycin has potential to fill an unmet need as a second line therapy (2nd line or 2L) in AML and potentially as first line therapy in Advanced STS.

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

b) Our WP1066 Portfolio includes WP1066, WP1193 and WP1220, three of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription) among other transcription factors associated with tumor activity. These also stimulate a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs). WP1066, in oral formulation, has been in two clinical trials for central nervous system (CNS) tumors, including compassionate use cases, in pediatric subjects. WP1066 and WP1193 are being tested in preclinical programs in intravenous (IV) formulations. WP1066 and WP1220 have been in clinical trials in a topical formulation. WP1066 and WP1220 have both independently successfully completed Phase 1 clinical trials and have demonstrated efficacy in their varied indications.

c) Our WP1122 Portfolio contains compounds (including WP1122, WP1096, and WP1097) designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG). We believe such compounds may provide an opportunity to cut off the energy supply of tumors by taking advantage of their high degree of dependence on glucose in comparison to healthy cells, as well as viruses that also depend upon glycolysis and glycosylation to infect and replicate. WP1122 has completed a Phase 1 clinical study in normal volunteers, successfully establishing a Recommended Phase 2 Dose or RP2D.

Recent Business Developments

Below are recent business developments.

Annamycin

We held a conference call on August 6, 2024, along with Dr. Michael Andreeff, a member of our Science Advisory Board, to discuss the results of the most recent meeting with the FDA and the plans for the MIRACLE trial. That meeting, the MIRACLE trial and the current data from the MB-106 trial are discussed further below.

On August 1, 2024, we announced the discussion in and our resulting plans from our End of Phase 1B/2 (EOP1B/2) meeting held in late June with the FDA supporting the advancement of Annamycin in combination with Cytarabine (also known as “Ara-C” and for which the combination of Annamycin and Ara-C is referred to as “AnnAraC”) to a Phase 3 pivotal trial for the treatment of AML patients who are refractory to or relapsed after induction therapy (R/R AML). This Phase 3 “MIRACLE” trial (derived from (M)olecul(i)n (R)/(r) AML (A)nnAraC (Cl)inical (E)valuation) will be a global trial, including sites in the US. Consistent with the FDA’s recommendations, the adaptive Phase 3 trial is expected to rely solely on CR (complete remission) at day 35 (+/- 14 days) as the primary endpoint versus placebo. We plan to utilize a double-blind, placebo-controlled design, where the control arm is high dose cytarabine (HiDAC) plus placebo. The MIRACLE trial will initially focus on 2nd line treatment for R/R AML subjects and then follow-up with treatment for 3rd line R/R AML.

Based on our discussions with the FDA, we intend to amend our current investigational new drug application or IND to allow dosing above the lifetime maximum allowable dose (LTMAD) for currently prescribed anthracyclines in this trial in the US. The MIRACLE study, subject to appropriate future filings with and potential additional feedback from the FDA and their foreign equivalents, is expected to initially utilize an adaptive design whereby the first 75 subjects will be randomized to receive HiDAC combined with either placebo, 190 mg/m2 of Annamycin, or 230 mg/m2 of Annamycin. At that point, the trial will be unblinded to select the optimum dose for Annamycin. For the second half of the trial, approximately 120 subjects will be randomized to receive either HiDAC plus placebo or HiDAC plus the optimum dose of Annamycin. The selection of the optimum dose will be based not only on the absence of dose limiting toxicities but also on the overall balance of safety, pharmacokinetics and efficacy, consistent with the FDA’s new Project Optimus initiative.

We believe the FDA wants to see the durability of response (DoR) and overall survival (OS) as secondary endpoints. In addition, we believe the FDA wants to see data for subjects beyond 2nd line and, accordingly, our plan includes a follow-on MIRACLE2 trial in 3rd line subjects starting once the optimum dose is established in the MIRACLE trial.

We have established plans for the following milestones with regard to the MIRACLE trial:

●	2024 2H – Begin contracting with MIRACLE trial sites
●	2025 Q1 – First subject treated in MIRACLE trial
●	2025 Q4 – Recruitment update (n=40)
●	Mid 2026 – Interim data (n=75) unblinded and Optimum Dose set for MIRACLE trial
●	2026 – Begin enrollment of 3rd line subjects in MIRACLE2
●	2027 – Enrollment ends in 2nd line subjects
●	2028 – Final Data for 2nd line subjects in MIRACLE
●	2028 2H – Begin submission of a new drug application (NDA) the treatment of R/R AML for accelerated approval on primary endpoint of CR from MIRACLE

Clinical Trial for the Treatment of AML in Combination with Cytarabine (MB-106)

Table 1

Line of Therapy	All Lines (Range 1st-7th)	1st Line	2nd Line	2nd and 3rd Line
Subjects Evaluable To Date	22	4	10	14
Subjects Evaluable Not Dosed Per Protocol	2	0	1	1
Median Age - Years (Range)	67.5 (19-78)	56.5 (19-69)	71 (53-78)	69.5 (53.78)
Complete Remission (CR)	8 (36%)	2 (50%)	5 (50%)	6 (43%)
Complete Remission Composite (CRc)	9 (41%)	2 (50%)	6 (60%)	7 (50%)
Partial Response (PR)	2	0	1	2
CRc Relapsed To Date	3	0	3	3
BMT To Date	2	0	1	2
See Note 1 below

Note 1 for Table 1: Data from MB-106 is for Intent To Treat (ITT) subjects; is as of August 3, 2024; and, is preliminary and subject to change. Median Durability of all CRc's is ~7 months and climbing.

On May 7, 2024, our management held a Key Opinion Leader conference call with Dr. Martin Tallman and Dr. Michael Andreeff. Management made a presentation of the data above and discussion ensued with Drs Tallman and Andreeff on the significance of this data. Both Drs. Tallman and Andreeff are members of our Science Advisory Board.

The call included a discussion of the results to date for MB-106. We believe that the Phase 1B/2 trial has been successful in establishing safety and efficacy of Annamycin in combination with Cytarabine (AnnAraC) for the treatment of AML, and in providing sufficient data to support a Phase 3 registration-directed clinical trial (MB-108) to further provide data for efficacy which we intend to use to support an eventual application for New Drug Approval (NDA).

Preliminary Safety, Efficacy and Durability Data

The preliminary data for MB-106 demonstrate a CR rate of 36% and a CRc rate of 41% for all subjects (N=22), regardless of the number of prior treatments, up to 6 prior treatments. Segmenting the MB-106 subject population for 2nd line subjects (N=10) yields a CR rate of 50% and CRc rate of 60%. Further segmenting for 2nd and 3rd line subjects (N=14) yields a CR rate of 43% and a CRc rate of 50%. We believe the results demonstrated by AnnAraC in 2nd line subjects substantially exceeds the performance reported by any drug currently approved for use in 2nd line AML.

Median durability of remission (DoR) for the 9 CRcs is approximately 7 months and developing with one death (related to pneumonia) and two relapses to date out of the ten CRcs. The first subject with a CR (and who has yet to relapse) was treated in February 2023. The DoR is being measured from the initiation of treatment to relapse or death.

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

U.S Patents for Annamycin

On April 9, 2024, the United States Patent and Trademark Office (USPTO) issued U.S. Patent number 11,951,118 titled, “Preparation of Preliposomal Annamycin Lyophilizate” (the ‘118 patent’) to Moleculin and The University of Texas System Board of Regents. Additionally on May 14, 2024, the USPTO issued an additional patent (U.S. Patent number 11,980,634) titled “Method of Reconstituting Liposomal Annamycin” (the ‘634 patent’). We have global, exclusive licenses to both patents.

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

WP1066

We continue discussions with two US academic institutions and another foreign academic institution for externally funded trials for the use of WP1066 for the treatment of glioblastomas and/or pediatric brain tumors. Of note, we have finalized an agreement with Northwestern University (NU) and NU has begun recruitment in an investigator initiated glioblastoma study. NU should be treating the first subject in the near-term (Clinicaltrials.gov ID: NCT05879250). We do not expect a pediatric study to begin until this adult brain tumor trial commences and generates additional data.

Regarding an intravenous formula for WP1066, we believe that substantial progress has been made and that we will be able to announce a patent application process being initiated and a license to us for an IV formulation in the near term.

WP1122

With the data generated from the MB-301 clinical trial setting an RP2D for WP1122 and additional sponsored research, we continue to explore avenues of external funding for further development of this portfolio. For this study, we submitted the final clinical study report in late October 2023.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	4,090	3,888	8,342	9,576
General and administrative	2,064	2,492	4,457	5,129
Depreciation and amortization	31	31	63	61
Total operating expenses	6,185	6,411	12,862	14,766
Loss from operations	(6,185)	(6,411)	(12,862)	(14,766)
Other income:
Gain from change in fair value of warrant liability	1,696	36	3,151	75
Other income, net	11	9	22	17
Interest income, net	159	390	400	783
Net loss	$(4,319)	$(5,976)	$(9,289)	$(13,891)

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Research and Development Expense. Research and development (R&D) expense was $4.1 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $0.2 million is mainly related to sponsored research costs.

General and Administrative Expense. General and administrative expense was $2.1 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.4 million is mainly related to a decrease in regulatory and legal fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $1.7 million in the second quarter of 2024 as compared to a net gain of $0.04 million in the second quarter of 2023, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Interest income, net. Interest income, net decreased by approximately $0.2 million for the comparable quarterly periods due to a decreasing cash balance during the past year.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Research and Development Expense. Research and development (R&D) expense was $8.3 million and $9.6 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $1.3 million is mainly related to the WPD sublicense termination in 2023, which enabled the reacquisition of our intellectual property rights in certain territories including parts of the European Union. The decrease was slightly offset by increased sponsored research costs in 2024.

General and Administrative Expense. General and administrative expense was $4.5 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $0.6 million is mainly related to a decrease in regulatory and legal fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $3.2 million in the six months ended 2024 as compared to a net gain of $0.1 million in the six months ended 2023, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Interest income, net. Interest income, net decreased by approximately $0.4 million for the comparable quarterly periods due to a decreasing cash balance during the past year.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(12,666)	$(11,143)
Net cash used in investing activities	(13)	(15)
Net cash (used in) provided by financing activities	(25)	190
Effect of exchange rate changes on cash and cash equivalents	(1)	(5)
Net decrease in cash and cash equivalents	$(12,705)	$(10,973)

As of June 30, 2024, there was $0.4 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $12.7 million for the six months ended June 30, 2024. This $1.6 million increase over the prior year period of $11.1 million was primarily due to the timing of costs incurred and associated payments for drug production and clinical trial expenses.

Cash provided by financing activities

We did not sell any stock during the six months ended June 30, 2024.

We believe that our cash on hand and cash equivalents as of June 30, 2024, is sufficient to fund our planned operations into the fourth quarter of this year. This takes into account cash outlays for preparations for clinical trials beyond the current active trials. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. We cannot provide assurance that such events or a combination thereof can be achieved.

An S-1 was recently filed with the SEC indicating our intentions to raise additional cash via the issuance of equity in the amount of $12 million. We believe that our existing cash and cash equivalents as of June 30, 2024, along with the cash expected from this raise will be sufficient to fund our planned operations into the second quarter of 2025. The amount of this raise may increase or decrease. Additionally, there is no guarantee that the Company will be successful in this raise.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. We expensed approximate ly $0.1 million and $0.4 million in related general and administrative fees and expenses for the three months ended  June 30, 2024 and 2023 , respectively, and approximate ly $0.1 million and $0.9 million for the six months ended  June 30, 2024 and 2023 , respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2023. Except as updated below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023, and in Item II, Item 1A in our prior quarterly reports on Form 10-Q filed during this fiscal year, as filed with the SEC.

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

MOLECULIN BIOTECH, INC.

Date: August 13, 2024	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)