Form 10-Q
period 2024-09-30
Moleculin Biotech, Inc.
filed 2024-11-08
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The registrant had 3,001,895 shares of common stock outstanding at November 1, 2024.

Moleculin Biotech, Inc.

Form 10-Q

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$9,405	$23,550
Prepaid expenses and other current assets	2,201	2,723
Total current assets	11,606	26,273
Furniture and equipment, net	190	272
Intangible assets	11,148	11,148
Operating lease right-of-use asset	450	524
Total assets	$23,394	$38,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,550	$2,498
Accrued expenses and other current liabilities	3,043	4,317
Total current liabilities	5,593	6,815
Operating lease liability - long-term, net of current portion	390	474
Warrant liability - long-term	9,932	4,855
Total liabilities	15,915	12,144
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 3,001,895 and 2,227,516 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	33
Additional paid-in capital	158,957	157,653
Accumulated other comprehensive income (loss)	4	(9)
Accumulated deficit	(151,485)	(131,604)
Total stockholders’ equity	7,479	26,073
Total liabilities and stockholders’ equity	$23,394	$38,217

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	4,932	3,280	13,274	12,855
General and administrative	2,172	2,635	6,629	7,765
Depreciation and amortization	31	32	95	92
Total operating expenses	7,135	5,947	19,998	20,712
Loss from operations	(7,135)	(5,947)	(19,998)	(20,712)
Other income (loss):
(Loss) gain from change in fair value of warrant liability	(1,728)	1	1,423	76
Transaction costs allocated to warrant liabilities	(993)	—	(993)	—
Loss on issuance of warrant liabilities	(847)	—	(847)	—
Other income, net	9	13	31	30
Interest income, net	102	324	503	1,106
Net loss	$(10,592)	$(5,609)	$(19,881)	$(19,500)

Net loss per common share - basic and diluted	$(2.85)	$(2.82)	$(6.83)	$(9.94)
Weighted average common shares outstanding, basic and diluted	3,714,278	1,987,283	2,910,842	1,961,327

Net Loss	$(10,592)	$(5,609)	$(19,881)	$(19,500)
Other comprehensive income (loss):
Foreign currency translation	14	(10)	13	(15)
Comprehensive loss	$(10,578)	$(5,619)	$(19,868)	$(19,515)

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,881)	$(19,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	92
Stock-based compensation	1,299	1,505
License rights expense settled in stock	—	772
Change in fair value of warrant liability	(1,423)	(76)
Loss on issuance of warrant liabilities	847	—
Operating lease, net	106	105
Transaction costs allocated to warrant liabilities	993	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	522	(573)
Accounts payable	52	(87)
Accrued expenses and other current liabilities	(1,389)	(932)
Net cash used in operating activities	(18,779)	(18,694)
Cash flows from investing activities:
Purchase of fixed assets	(13)	(43)
Net cash used in investing activities	(13)	(43)
Cash flows from financing activities:
Payment of tax liability for vested restricted stock units	(26)	(25)
Proceeds from sale of common stock, pre-funded and common warrants, net of issuance costs	4,660	211
Net cash provided by financing activities	4,634	186
Effect of exchange rate changes on cash and cash equivalents	13	(15)
Net decrease in cash and cash equivalents	(14,145)	(18,566)
Cash and cash equivalents, - beginning of period	23,550	43,145
Cash and cash equivalents, - end of period	$9,405	$24,579

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Transaction costs related to the sale of common stock, pre-funded and common warrants	$156	$—
Transaction costs included in accounts payable and accrued liabilities	$42	$—

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2023	2,227,516	$33	$157,653	$(131,604)	$(9)	$26,073
Issuance of common stock in connection with Consulting Agreements	6,834	—	37	—	—	37
Reverse stock split	77,186	(31)	31	—	—	—
Stock-based compensation	—	—	456	—	—	456
Net loss	—	—	—	(4,970)	—	(4,970)
Cumulative translation adjustment	—	—	—	—	(9)	(9)
Balance, March 31, 2024	2,311,536	$2	$158,177	$(136,574)	$(18)	$21,587
Warrants exercised	229,506	1	—	—	—	1
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	19,743	—	(25)	—	—	(25)
Stock-based compensation	—	—	453	—	—	453
Consolidated net loss	—	—	—	(4,319)	—	(4,319)
Cumulative translation adjustment	—	—	—	—	8	8
Balance, June 30, 2024	2,560,785	$3	$158,605	$(140,893)	$(10)	$17,705
Issued for cash - sale of common stock, pre-funded and common warrants	283,000	—	—	—	—	—
Warrants exercised	157,368	—	—	—	—	—
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	742	—	(1)	—	—	(1)
Stock-based compensation	—	—	353	—	—	353
Consolidated net loss	—	—	—	(10,592)	—	(10,592)
Cumulative translation adjustment	—	—	—	—	14	14
Balance, September 30, 2024	3,001,895	$3	$158,957	$(151,485)	$4	$7,479

	Nine Months Ended September 30, 2023
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2022	1,908,522	$29	$153,985	$(101,835)	$12	$52,191
Issuance of common stock with equity purchase agreement	10,026	—	141	—	—	141
Common stock issued for license rights	54,808	1	771	—	—	772
Stock-based compensation	—	—	499	—	—	499
Net loss	—	—	—	(7,915)	—	(7,915)
Cumulative translation adjustment	—	—	—	—	(4)	(4)
Balance, March 31, 2023	1,973,356	$30	$155,396	$(109,750)	$8	$45,684
Issuance of common stock in connection with equity purchase agreement	5,013		69			69
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	7,588	—	(21)	—	—	(21)
Stock-based compensation	—	—	513	—	—	513
Consolidated net loss	—	—	—	(5,976)	—	(5,976)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balance, June 30, 2023	1,985,957	$30	$155,957	$(115,726)	$7	$40,268
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	1,409	—	(4)	—	—	(4)
Stock-based compensation	—	—	493	—	—	493
Consolidated net loss	—	—	—	(5,609)	—	(5,609)
Cumulative translation adjustment	—	—	—	—	(10)	(10)
Balance, September 30, 2023	1,987,366	$30	$156,446	$(121,335)	$(3)	$35,138

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015, with clinical programs for hard-to-treat cancers and viruses. The Company has three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial, based substantially on discoveries made at and licensed from MD Anderson Cancer Center (MD Anderson) in Houston, Texas. In July 2024 the Company’s lead program Annamycin completed a Phase 2 trial and has held it End-of-Phase 1/2 meeting with the Food and Drug Administration in the US and in August 2024 announced the preparations for a Phase 3 trial. The Company has two wholly owned subsidiaries, Moleculin Australia Pty. Ltd., which was set up to perform certain preclinical development and Moleculin Amsterdam B.V., which acts as its legal representative for clinical trials in Europe. The Company utilizes its own internal resources and funds to conduct some of these trials and also has trials being conducted via physician-sponsored trials. The physician-sponsored trials utilize primarily external funds, such as grant funds, which are not presented in these financial statements. The Company does not have manufacturing facilities, and all manufacturing activities are contracted out to third parties. Additionally, the Company does not have a sales organization. The Company’s overall strategy is to seek potential outlicensing or outsourcing opportunities with development/commercialization strategic partners who are better suited for the marketing, sales and distribution of its drugs, if approved.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2024.

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

Intangible Assets – Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Acquired intangible assets identified as in-process research and development (IPR&D) assets, are considered indefinite lived until the completion or abandonment of the associated research and development efforts. If the associated research and development effort is abandoned, the related IPR&D assets will be written-off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. Intangible assets are tested for impairment on an annual basis, which was completed as of September 30, 2024, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The Company evaluates the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented.

Going Concern and Liquidity - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of  September 30, 2024, the Company had an accumulated deficit of $151.5 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $9.4 million as of September 30, 2024 is not sufficient to fund its planned operations for a period of at least one year from when these consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to seek additional funding through one or more of the following: a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. There can be no assurance that such events or a combination thereof can be achieved.

 In March 2022, the Company received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are the Company's officers or directors) and entities, and materials related to the development of and statements regarding the Company's drug candidate for the treatment of COVID-19. The Company has received, and expects to continue to receive, periodic further requests from the SEC staff with respect to this matter. The Company is not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that it has made, the Company believes in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to the Company states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. The company expensed approximately $0.1 million and $0.4 million in related general and administrative fees and expenses for the three months ended  September 30, 2024 and 2023, respectively, and $0.2 million and $1.4 million for the nine months ended  September 30, 2024 and 2023, respectively. The Company is in the process of filing a claim with its insurance carriers related to this loss which may cover a portion of the related expenses but not all. The claim is currently under review by the insurance company. The claim has not yet been approved nor has a reimbursement amount been determined which, if any, would be limited by the applicable retention as defined under the policy. Accordingly, the Company has not recorded any provision for insurance reimbursement. The Company expects to record the insurance reimbursement at the time that the amount to be reimbursed is determined and approved by the insurance carrier. Any insurance reimbursement receivable will be recorded at an amount not to exceed the recorded loss and only if the terms of the legally enforceable insurance contracts support that the insurance recovery will not be disputed and is deemed collectible, or if recovery of the loss is probable.

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

Assets and liabilities recorded in the condensed consolidated balance sheets at fair value are categorized based on a hierarchy of inputs as follows:

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

The following table provides the financial liabilities reported at fair value and measured on a recurring basis at September 30, 2024 and December 31, 2023 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of September 30, 2024:	$9,932	$—	$—	$9,932
Fair value of warrant liability as of December 31, 2023:	$4,855	$—	$—	$4,855

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

Three Months Ended September 30, 2024	Warrant Liability Long-Term
Balance, June 30, 2024	$1,704
Issuances of warrants	6,111
Warrant amendment	389
Change in fair value - net	1,728
Balance, September 30, 2024	$9,932

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of December 31, 2023 and then is adjusted for changes in fair value that occurred during the nine months ended  September 30, 2024. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Nine Months Ended September 30, 2024	Warrant Liability Long-Term
Balance, December 31, 2023	$4,855
Issuances of warrants	6,111
Warrant amendment	389
Change in fair value - net	(1,423)
Balance, September 30, 2024	$9,932

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended September 30, 2024 and 2023, approximately 4.8 million and 0.6 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the nine months ended September 30, 2024 and 2023, approximately 2.7 million and 0.5 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date of these unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements - In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures, but expects additional disclosures upon adoption. There are no other recently issued accounting standards updates that are currently expected to have a material impact on the Company.

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and bonuses	$1,512	$765
Accrued research and development	894	2,845
Accrued legal, regulatory, professional and other	431	547
Operating lease liability - current	116	100
Accrued liabilities due to related party	90	60
Total accrued expenses and other current liabilities	$3,043	$4,317

Additionally, accounts payable includes $20,000 and $67,000 as of September 30, 2024 and December 31, 2023, respectively, for related party payables.

4. Warrants and Equity

2024 Warrant and Stock Issuances

In August 2024, the Company entered into a securities purchase agreement with an institutional investor for the sale by the Company of 283,000 shares of common stock, and 2,183,368 pre-funded warrants to purchase shares of common stock, series A warrants to purchase up to 2,466,368 shares of common stock, series B warrants to purchase up to 2,466,368 shares of common stock, and placement agent warrants. The combined purchase price for the securities was $2.23 per share of common stock (or pre-funded warrant in lieu thereof). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full, subject to the beneficial ownership limitation. Each common warrant has an exercise price of $2.23 per share and will be exercisable beginning on the effective date of shareholder approval. The series A warrants expire on the earlier of (i) two years from the initial exercise date, or (ii) 60 days from the Company's public announcement that it has achieved the series A milestone event. The series B warrants expire on the earlier of (i) five years from the initial exercise date, or (ii) six months from the Company's public announcement that it has achieved the series B milestone event. The series A milestone event means the Company releases interim data for the first subject group from the MIRACLE trial whereby the complete remission rate for either dose of the Company's study drug is greater than placebo; and series B milestone event means the Company releases final topline data from the MIRACLE trial and documented a statistically significant improvement in the primary efficacy endpoint. In addition, in August 2024, the Company entered into a warrant amendment agreement, pursuant to which the Company agreed that effective upon closing of the offering, and subject to shareholder approval, to amend 895,834 existing warrants originally issued on December 26, 2023 at an exercise price of $9.60 per share and a termination date of February 14, 2029, so that the amended warrants would have a reduced exercise price of $2.23 per share and would expire five years from the date of shareholder approval. The Company calculated the valuation of the warrant amendment immediately prior to the offering, as well as the valuation of the warrant amendment with the repriced terms, and a 50% probability of obtaining shareholder approval. The loss on modification of the warrants of $0.4 million was recorded as a loss on issuance of warrant liabilities in the three and nine months ended September 30, 2024. The Company also considered a 50% probability of obtaining shareholder approval in the valuation for the August 2024 warrants in the three and nine months ended September 30, 2024. In October 2024, the Company’s shareholders approved the issuance of both the August 2024 warrants, as well as the warrant amendment.

The Company received gross proceeds of $5.5 million, before deducting the placement agent's fees and other offering expenses payable by the Company. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. As the fair value of the liability classified warrants in the August 2024 offering exceeded the total proceeds, no consideration was allocated to the Common Shares or Pre-Funded Warrants. The full proceeds of the August 2024 offering were recorded to warrant liabilities, with an initial liability of $6.1 million, and a loss on initial recognition of $0.8 million. Transaction costs related to the offering were correspondingly fully allocated to warrant liabilities, and $1.0 million in related transaction costs were expensed during the three and nine months ended September 30, 2024.

Lincoln Park Equity Line

The Company did not utilize the 2021 Lincoln Park purchase agreement during the nine months ended September 30, 2024. The 2021 Lincoln Park Agreement terminated in June 2024.

Other Components of Equity

In March 2024, the Company issued 6,834 shares of common stock to consultants in exchange for services to be provided. In addition, during the nine months ended September 30, 2024, the Company issued 20,485 shares of common stock related to the vesting of restricted stock units.

Liability Classified Warrants

The Company uses the Black-Scholes option pricing model (BSM) to determine the fair value of its warrants at the date of issue and outstanding at each reporting date. The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds linearly interpolated to obtain a maturity period commensurate with the term of the warrants. Estimated volatility is a measure of the amount by which the Company's stock price is expected to fluctuate each year during the expected life of the warrants. Only the volatility of the Company's own stock is used in the Black-Scholes option pricing model. Certain assumptions, including the expected term, are subjective and require judgment to develop. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our warrant liability could be materially different.

The assumptions used in determining the fair value of the Company's outstanding liability classified warrants are as follows:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.6% to 4.5%	3.8% to 5.4%
Volatility	78.7% to 111.5%	79.5% to 108.7%
Expected life (years)	0.4 to 5.0	0.3 to 5.0
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the nine months ended September 30, 2024 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2024	1,082,895	$9.60	$157.50	$24.32	5.1
Granted	5,056,054	$2.23	$2.79	$2.24	2.9
Expired warrants	(75,909)	$99.00	$99.00	$99.00	—
Balance at September 30, 2024	6,063,040	$2.23	$94.50	$12.90	3.1
Exercisable at September 30, 2024	1,006,986	$2.23	$94.50	$8.75	4.1

For a summary of the changes in fair value associated with the Company's warrant liability for the nine months ended September 30, 2024, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

Equity Classified Warrants

In March 2024, the Company granted equity-classified warrants to purchase up to 3,334 shares of Company common stock with a ten-year term and an exercise price of $9.15. The warrants vest annually over four years while services are being performed.

At September 30, 2024, the Company had 2,089,105 equity classified warrants outstanding (including the remaining August 2024 pre-funded warrants) and 2,066,894 warrants were exercisable. At  December 31, 2023, the Company had 289,276 equity classified warrants outstanding and 266,350 warrants were exercisable.

5. Stock Based Compensation

The 2015 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, and stock appreciation rights to employees, non-employee directors and consultants. In May 2023 and 2022, the 2015 Stock Plan (the Plan) was amended to authorize an additional 116,667 shares and 133,334 shares, respectively, such that 366,667 total shares may be issued under the Plan. As of September 30, 2024, there were 2,853 shares remaining to be issued under the 2015 Stock Plan. In October 2024, the Company's shareholders approved the 2024 Stock Plan, which authorizes a total of 1,000,000 shares of common stock, which will replace the 2015 Stock Plan.

Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023, respectively, is as follows (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$259	$346	$980	$1,094
Research and development	94	147	319	411
Total stock-based compensation expense	$353	$493	$1,299	$1,505

The Company recorded stock compensation expense for the equity classified warrants relating to non-employee consulting agreements of $26,000 and $50,000 for the three months ended  September 30, 2024 and 2023, respectively, and $94,000 and $142,000 for the nine months ended September 30, 2024 and 2023 , respectively, which are included in the table above. At  September 30, 2024, there was $283,000 of unrecognized stock compensation expense related to the Company's equity classified warrants.

In October and November 2024, the Company granted 545,000 stock options, 267,500 shares of restricted stock units, 73,334 shares of performance based restricted stock units, and 36,000 in warrants to employees and contractors. These stock options have an exercise price ranging from $2.45 to $2.54 and vest over a one-to-four year period from the grant date on a straight-line basis over the requisite service period. The restricted stock units vest annually in four equal installments.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2024 as a result of the losses recorded during the three and nine months ended September 30, 2024 and the additional losses expected for the remainder of 2024 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of September 30, 2024 and  December 31, 2023 the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 is nil. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants, Internal Revenue Code Section 162(m) limitations and ISO activity, as well as the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of September 30, 2024.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three and nine months ended September 30, 2024 and 2023, respectively (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$37	$34	$112	$99
Variable lease cost	7	5	17	19
Total	$44	$39	$129	$118

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

In June 2022, the Company extended the lab lease until September 30, 2027, with no further right or option to renew. The Company recorded approximately $12,000 in sublease income from a related party for the three months ended September 30, 2024 and 2023, and $37,000 for the nine months ended September 30, 2024 and 2023. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $39,000 and $34,000 for the three months ended  September 30, 2024 and 2023, respectively, and $107,000 and $109,000 for the nine months ended September 30, 2024 and 2023, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $63,000 and $64,000 for the three months ended September 30, 2024 and 2023, respectively, and $180,000 and $193,000 for the nine months ended September 30, 2024 and 2023, respectively.

HPI - The Company has two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI) with total expenses of $59,000 for each of the three months ended September 30, 2024 and 2023, respectively, and $176,000 for the nine months ended September 30, 2024 and 2023, respectively.

Sponsored Research Agreements - The expenses recognized under the agreements were $767,000 and $221,000 for the three months ended September 30, 2024 and 2023, respectively, and $1,300,000 and $552,000 for the nine months ended September 30, 2024 and 2023, respectively.

8. Subsequent Events

In addition to the subsequent events discussed elsewhere in these notes, no other subsequent events were noted as occurring after September 30, 2024.

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
•

World-wide events including the wars in Ukraine and in the Middle East, the COVID-19 pandemic, and the general supply chain shortages effects on our clinical trials, clinical drug candidate supplies, preclinical activities and our ability to raise future financing;

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

Our Business

We are a Phase 3 clinical stage pharmaceutical company with a portfolio of technologies for hard-to-treat cancers and viruses. We have three core technologies, each of which have had one or more drugs successfully complete a Phase 1 clinical trial, based substantially on discoveries made at and licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas. Three of our six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. Since our inception, our drugs have completed, are currently in, or have been permitted to proceed in, fourteen clinical trials. Annamycin is our lead molecule and we have recently concluded one Phase 1B/2 clinical trial for treating Acute Myeloid Leukemia (AML) and are embarking on a Phase 3 clinical trial for the treatment of AML, which we believe will be pivotal. Annamycin is also in two Phase 1B/2 clinical trials for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS).

One of our core management beliefs is that anthracyclines represent the most important treatment for AML and Advanced STS, and we believe Annamycin may, for the first time ever, allow a majority of these patients to benefit from this treatment, mainly due to its lack of cardiotoxicity (which is found in currently prescribed anthracyclines) and its ability to avoid multidrug resistance mechanisms. This belief, coupled with our limited resources, leads us to currently focus mainly on the development of Annamycin. We intend to advance our other drug candidates via investigator led studies – both clinically and preclinically.

Our Core Technologies

Our core technologies consist of the following programs:

a) Annamycin or L-Annamycin is a “next generation” anthracycline (one of the most widely used classes of chemotherapy), designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and to be non-cardiotoxic and, with intensive cardiac monitoring, has shown no cardiotoxicity in subjects treated in our four Annamycin clinical trials to date. Furthermore, we have demonstrated safe dosing significantly beyond the dose limitations imposed by regulatory authorities upon commonly prescribed anthracyclines due to their inherent cardiotoxicity. Annamycin has demonstrated efficacy in two of its Phase 1B/2 trials in subjects with AML and Advanced STS. We believe that Annamycin has potential to fill an unmet need as a second line therapy (2nd line or 2L) in AML and potentially as first line therapy in Advanced STS.

As part of our Annamycin clinical trials, we have engaged an independent expert to assess cardiotoxicity associated with chemotherapy at the Cleveland Clinic (Expert or Independent Expert). The data made available to the Expert include left ventricular ejection fraction (LVEF) as determined by echocardiograms, and ECHO strain imaging, as well as serum Troponin levels (a biochemical marker of acute heart damage). “ECHO strain imaging” is a method in echocardiography (medical ultrasound) for measuring regional or global deformation (contraction or beating) of the myocardium (heart muscle). By strain rate imaging, the simultaneous function of different regions can be displayed and measured. Cardiac health biomarkers such as blood Troponin levels are considered an indicator of potential long-term heart damage. The Expert has issued and will continue to issue periodic reports as additional data are provided to him in batches of subject data. Such data include some data which are preliminary and subject to change. In our discussions regarding the lack of Annamycin's cardiotoxicity, we rely on the Expert's assessment.

Annamycin benefits from a promising advancement in lipid enabled drug delivery developed in collaboration with and exclusively licensed from MD Anderson. The unique patented lipid composition allows us to combine a new concept in chemotherapeutic agents within a lipid structure that helps target the delivery of the payload and reduce the potential for toxicity. In the case of Annamycin, our unique use of lipid technology enables improved tissue/organ distribution, and as demonstrated in multiple clinical trials, dramatically reduced toxicity, including cardiotoxicity. Annamycin has composition of matter patent protection through 2040.

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

Recent Business Developments

Below are recent business developments.

Annamycin

Phase 3 MIRACLE Trial

We are in the process of evaluating and visiting potential sites for our Phase 3 pivotal trial for the treatment of AML patients who are refractory to or relapsed after induction therapy (R/R AML) with Annamycin in combination with Cytarabine (also known as “Ara-C” and for which the combination of Annamycin and Ara-C is referred to as “AnnAraC”). This Phase 3 “MIRACLE” trial (derived from (M)olecul(i)n (R)/(r) AML (A)nnAraC (Cl)inical (E)valuation) will be a global trial.

We plan to focus on sites in the North America, Europe, Eastern Europe, Western Asia, and MENA (Middle East and Africa) for the initial Part A of MIRACLE. Our initial target will be approximately 45 sites. We expect that this will enable the enrollment of approximately 45 subjects by the third quarter of 2025 and approximately 90 subjects by the second half of 2026. The data may also be unblinded after the initial 45 subjects and, as currently planned, the data will be unblinded after approximately 90 subjects complete their efficacy analyses. We believe that we will have the data for approximately the first 90 subjects by the second half of 2026. The trial is designed to enable the review of interim analyses for safety and efficacy upon reaching these enrollment milestones.

We held a conference call on August 6, 2024, along with Dr. Michael Andreeff, a member of our Science Advisory Board, to discuss the results of our most recent meeting with the FDA and the plans for the MIRACLE trial. That meeting, the MIRACLE trial and the current data from the MB-106 trial are discussed further below.

On August 1, 2024, we announced the discussion in and our resulting plans from our End of Phase 1B/2 (EOP1B/2) meeting held in late June with the FDA supporting the advancement of Annamycin in combination with Cytarabine (AnnAraC to a Phase 3 pivotal trial for the treatment of AML patients who are refractory to or relapsed after induction therapy (R/R AML). This Phase 3 “MIRACLE” trial will be a global study, including sites in the US and consistent with the FDA’s recommendations, the adaptive Phase 3 trial is expected to rely solely on CR (complete remission) at day 35 (+/- 14 days) as the primary endpoint versus the control arm. We plan to utilize a double-blind, placebo-controlled design, where the control arm is high dose cytarabine (HiDAC) plus placebo. The MIRACLE trial will focus on AnnAraC as a 2nd line treatment for R/R AML subjects, with a subsequent trial to be focused on AnnAraC as a 3rd line treatment for R/R AML.

Based on our discussions with the FDA, we intend to amend our current investigational new drug application or IND to allow dosing above the lifetime maximum allowable dose (LTMAD) for currently prescribed anthracyclines in this trial in the US. The MIRACLE study, subject to appropriate future filings with and potential additional feedback from the FDA, their foreign equivalents and/or institutional review boards (IRBs), is expected to initially utilize an adaptive design whereby the first 90 subjects will be randomized to receive HiDAC combined with either placebo, 190 mg/m2 of Annamycin, or 230 mg/m2 of Annamycin with such doses recommended by the FDA based on their review of our safety and efficacy data. At that point, the trial data will be unblinded to select the optimum dose for Annamycin. For the second half of the trial, approximately 240 subjects will be randomized to receive either HiDAC plus placebo or HiDAC plus the optimum dose of Annamycin. The selection of the optimum dose by the independent Data Monitoring Committee will be based on the overall balance of efficacy, safety, and pharmacokinetics, consistent with the FDA’s new Project Optimus initiative.

We believe the FDA wants to see the durability of response (DoR) and overall survival (OS) as secondary endpoints. In addition, we believe the FDA wants to see data for subjects beyond 2nd line and, accordingly, our plan includes a follow-on MIRACLE2 trial in 3rd line subjects starting once the optimum dose is established in the MIRACLE trial.

We have established plans for the following milestones with regard to the MIRACLE trial:

●	2024 2H – Begin contracting with MIRACLE trial sites
●	2025 Q1 – First subject treated in MIRACLE trial
●	2025 Q4 – Recruitment and interim data (n=~45)
●	2H 2026 – Interim efficacy and safety data (n=~90) unblinded and Optimum Dose set for MIRACLE trial
●	2027 – Begin enrollment of 3rd line subjects in MIRACLE2
●	2027 – Enrollment ends in 2nd line subjects
●	2028 – Primary endpoint efficacy data for 2nd line subjects in MIRACLE
●	2028 2H – Begin submission of a new drug application (NDA) the treatment of R/R AML for accelerated approval on primary endpoint of CR from MIRACLE

Clinical Trial for the Treatment of AML in Combination with Cytarabine (MB-106)

Table 1

Line of Therapy	All Lines (Range 1st-7th)	1st Line	2nd Line	2nd and 3rd Line
Subjects Evaluable To Date	22	4	10	14
Subjects Evaluable Not Dosed Per Protocol	2	0	1	1
Median Age - Years (Range)	67.5 (19-78)	56.5 (19-69)	71 (53-78)	69.5 (53-78)
Complete Remission (CR)	8 (36%)	2 (50%)	5 (50%)	6 (43%)
Complete Remission Composite (CRc)	9 (41%)	2 (50%)	6 (60%)	7 (50%)
Partial Response (PR)	2	0	1	2
CRc Relapsed To Date	5	1	4	4
BMT To Date	4	1	2	3
See Note 1 below

Note 1 for Table 1: Data from MB-106 is for Intent To Treat (ITT) subjects; is as of October 24, 2024; and, is preliminary and subject to change. Median Durability of all CRc's is ~8 months and climbing.

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

Median durability of remission (DoR) for the 9 CRcs is approximately 8 months and developing. The DoR is being measured from the initiation of treatment to relapse or death.

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

Annamycin as Monotherapy for the Treatment of Soft Tissue Sarcoma Lung Metastases

Additionally, we expect to release in the near future the topline data from the MB-107 trial with Annamycin for the monotherapy treatment of soft tissue sarcoma lung metastases. This Phase 1B/2 clinical trial in the US is for subjects with STS lung metastases after first-line therapy for their disease. The trial began in the first half of 2021. The Phase 1B was concluded in July 2022. On September 21, 2023, we announced the completion of enrollment in the Phase 2 portion of our U.S. Phase 1B/2 clinical trial evaluating Annamycin as monotherapy for the treatment of soft tissue sarcoma lung metastases. Subjects who had stable disease at the time of study discontinuation will continue to be followed for progression free response and overall survival. The study database is locked and the clinical study report is being written and should be completed in early 2025 and will be released in detail at that time. The total number of intent to treat subjects in the trial is 36.

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

The ‘118 patent provides claims to compositions that contain Annamycin, and the ‘634 patent, as issued, provides claims to liposomal Annamycin suspension compositions, both with a base patent term extending until June 2040, subject to extension to account for time required to fulfill regulatory requirements for FDA approval. Moleculin’s novel candidate for the treatment of acute myeloid leukemia (AML) and soft tissue sarcoma lung metastases (STS lung mets) uses a unique lipid-based delivery technology. In addition to the issued ‘118 and expected ‘634 U.S. patents, we have additional patent applications pending in major jurisdictions worldwide.

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

Presentation at the International Association for the Study of Lung Cancer 2024 World Conference on Lung Cancer

On September 23, 2024, we announced positive in vivo efficacy data of Annamycin in orthotopic and experimental lung metastatic models of sarcoma at the International Association for the Study of Lung Cancer (IASLC) 2024 World Conference on Lung Cancer. Treatment with Annamycin resulted in statistically significant inhibition of tumor growth and extension of survival in orthotopic lung cancer models and continues to be 100% non-cardiotoxic. The poster titled “Annamycin: Opening New Doors for Organotropic Targeting of Primary and Metastatic Lung Cancer,” authored by Waldemar Priebe, PhD (Founder, Founding Scientist, and Chair of Scientific Advisory Board for Moleculin) and coworkers was presented at the IASLC 2024 World Conference on Lung Cancer. The presented poster outlined results from the efficacy assessment studies of Annamycin, Moleculin’s next-generation anthracycline in orthotopic models of lung cancer and sarcoma lung metastasis models in comparison with doxorubicin (a commonly prescribed anthracycline.

Key Highlights of the Data Presented:

•	Annamycin demonstrated high uptake and retention in lung parenchyma of mice and rats.
•	The therapeutic effects of doxorubicin (DOX) are diminished due to low lung DOX uptake as demonstrated in the tested in vivo models. In contrast, Annamycin exhibits consistent efficacy in vivo in orthotopic and experimental lung metastatic models of sarcoma, breast, and colon cancer. This correlated with high Annamycin concentration in lungs, which exceeded DOX levels by 10- to 30-fold.
•	Preclinical tests clearly demonstrate a better cardiac safety profile of Annamycin when compared to DOX and no cardiotoxicity of Annamycin in the in vivo models. No cardiotoxicity of Annamycin has been noted in ongoing clinical studies.
•

The observed organotropic properties of Annamycin, its efficacy in vivo, and its promising safety profile warrant further translational studies to evaluate Annamycin in patients with primary or metastatic lung cancers, as a single agent and in combination with currently used therapeutics.

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

WP1066

We announced on September 9, 2024, the beginning of enrollment and treatment of patients in an investigator-initiated Phase 2 study evaluating WP1066 in combination with radiation therapy for the treatment of adults with glioblastoma (NU 21C06). The study is being conducted under Northwestern University’s investigative New Drug application (IND) which cross references our own IND, which received clearance from the U.S. Food and Drug Administration (FDA) in April 2022. This trial is funded by the National Institutes of Health (NIH) and BrainUp®, a non-profit organization dedicated to bringing awareness to brain cancer. The NU 21C06 trial is a Phase 2, open-label, multi-arm trial of radiation therapy in combination with WP1066 in newly diagnosed IDH (isocitrate dehydrogenase) wild-type, MGMT-unmethylated glioblastoma patients. The primary outcome measure for the study is progression-free survival and secondary outcome measures include tumor microenvironment analysis. Four subjects have been treated as of November 1, 2024.

Regarding an intravenous formula for WP1066, we are pursuing a new patent that is co-owned by us and MD Anderson. We are in discussions regarding licensing or an option to license the MD Anderson rights to the new formulation.

WP1122

With the data generated from the MB-301 clinical trial setting an RP2D for WP1122 and additional sponsored research, we continue to explore avenues of external funding for further development of this portfolio. For this study, we submitted the final clinical study report in late October 2023.

General Business

Science Advisory Board Appointment

We announced on November 4, 2024, the appointment of Daniel D. Von Hoff, M.D., F.A.C.P., FASCO, FAACR to our Annamycin Scientific Advisory Board. Dr. Von Hoff currently serves as the Distinguished Professor at the Translational Genomics Research Institute (TGen) in Phoenix, Arizona and City of Hope.

August Issuance of Equity

On August 19, 2024, we announced the closing of our previously announced public offering of 283,000 shares of common stock and 2,183,368 pre-funded warrants to purchase shares of common stock, Series A warrants to purchase up to 2,466,368 shares of common stock and Series B warrants to purchase up to 2,466,368 shares of common stock, at a combined public offering price of $2.23 per share (or per common stock equivalent in lieu thereof) and accompanying warrants. The Series A warrants have an exercise price of $2.23, are exercisable immediately upon shareholder approval (which was received in October 2024) and will expire upon the earlier of (i) the 2 year anniversary of the date of stockholder approval or (ii) the 60th day following the date we release interim data for the first subject group from the MIRACLE trial whereby the complete remission rate for either doses of the Company’s study drug is greater than placebo. The Series B warrants have an exercise price of $2.23, are exercisable immediately upon shareholder approval (which was received in October 2024) and will expire upon the earlier of (i) the 5 year anniversary of the date of stockholder approval or (ii) the 6 month anniversary following the date we release final topline data from the MIRACLE trial and documented a statistically significant improvement in the primary efficacy endpoint. Pursuant to Nasdaq Listing Rule 5635(d), the exercise of the Series A warrants and Series B warrants were subject to shareholder approval, which was received.

The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses payable by us, were approximately $5.5 million and we would receive up to an additional approximately $11.0 million in gross proceeds if the warrants are fully exercised for cash. We are using the net proceeds from this offering to advance Annamycin and our other two drug portfolios through clinical development, advance the remainder of our existing portfolio through preclinical studies and into INDs or their equivalent, sponsor research at MD Anderson and HPI, and for working capital.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	4,932	3,280	13,274	12,855
General and administrative	2,172	2,635	6,629	7,765
Depreciation and amortization	31	32	95	92
Total operating expenses	7,135	5,947	19,998	20,712
Loss from operations	(7,135)	(5,947)	(19,998)	(20,712)
Other income (loss):
(Loss) gain from change in fair value of warrant liability	(1,728)	1	1,423	76
Transaction costs allocated to warrant liabilities	(993)	—	(993)	—
Loss on issuance of warrant liabilities	(847)	—	(847)	—
Other income, net	9	13	31	30
Interest income, net	102	324	503	1,106
Net loss	$(10,592)	$(5,609)	$(19,881)	$(19,500)

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Research and Development Expense. Research and development (R&D) expense was $4.9 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.6 million is mainly related to costs incurred for clinical trials (clinical research organization and drug production) and sponsored research costs.

General and Administrative Expense. General and administrative expense was $2.2 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $0.4 million is mainly related to a decrease in regulatory and legal fees.

(Loss) Gain from Change in Fair Value of Warrant Liability. We recorded a net loss of $1.7 million in the third quarter of 2024 as compared to a net gain of $0.001 million in the third quarter of 2023, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Transaction costs allocated to warrant liabilities and Loss on issuance of warrant liabilities. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. As the fair value of the liability classified warrants in the August 2024 offering exceeded the total proceeds, no consideration was allocated to the Common Shares or Pre-Funded Warrants. The full proceeds of the August 2024 offering were recorded to warrant liabilities, with an initial liability of $6.1 million, and a loss on initial recognition of $0.8 million. The loss on modification of certain warrants of $0.4 million was also recorded as a loss on issuance of warrant liabilities in the three months ended September 30, 2024. Transaction costs related to the offering were correspondingly fully allocated to warrant liabilities, and $1.0 million in related transaction costs were expensed during the three and nine months ended September 30, 2024.

Interest income, net. Interest income, net decreased by approximately $0.2 million for the comparable quarterly periods due to a decreasing cash balance and decreasing interest rates during the past year.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Research and Development Expense. Research and development (R&D) expense was $13.3 million and $12.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $0.4 million is mainly related to costs incurred for clinical trials (clinical research organization and drug production) and sponsored research costs. These increases were offset by a $1.5 million decrease mainly related to the WPD sublicense termination in 2023, which enabled the reacquisition of our intellectual property rights in certain territories including parts of the European Union.

General and Administrative Expense. General and administrative expense was $6.6 million and $7.8 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $1.2 million is mainly related to a decrease in regulatory and legal fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $1.4 million in the nine months ended 2024 as compared to a net gain of $0.1 million in the nine months ended 2023, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Transaction costs allocated to warrant liabilities and Loss on issuance of warrant liabilities. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. As the fair value of the liability classified warrants in the August 2024 offering exceeded the total proceeds, no consideration was allocated to the Common Shares or Pre-Funded Warrants. The full proceeds of the August 2024 offering were recorded to warrant liabilities, with an initial liability of $6.1 million, and a loss on initial recognition of $0.8 million. The loss on modification of certain warrants of $0.4 million was also recorded as a loss on issuance of warrant liabilities in the nine months ended September 30, 2024. Transaction costs related to the offering were correspondingly fully allocated to warrant liabilities, and $1.0 million in related transaction costs were expensed during the three and nine months ended September 30, 2024.

Interest income, net. Interest income, net decreased by approximately $0.6 million for the comparable quarterly periods due to a decreasing cash balance and decreasing interest rates during the past year.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(18,779)	$(18,694)
Net cash used in investing activities	(13)	(43)
Net cash provided by financing activities	4,634	186
Effect of exchange rate changes on cash and cash equivalents	13	(15)
Net decrease in cash and cash equivalents	$(14,145)	$(18,566)

As of September 30, 2024, there was $0.4 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $18.8 million for the nine months ended September 30, 2024. This $0.1 million increase over the prior year period of $18.7 million was primarily due to the timing of costs incurred and associated payments for drug production and clinical trial expenses.

Cash provided by financing activities

On August 19, 2024, we announced the closing of our previously announced public offering of 283,000 shares of common stock and 2,183,368 pre-funded warrants to purchase shares of common stock, Series A warrants to purchase up to 2,466,368 shares of common stock and Series B warrants to purchase up to 2,466,368 shares of common stock, at a combined public offering price of $2.23 per share (or per pre-funded warrant in lieu thereof) and accompanying warrants. We received gross proceeds of $5.5 million, before deducting the placement agent's fees and other offering expenses.

We believe that our cash on hand and cash equivalents as of September 30, 2024, is sufficient to fund our planned operations into the first quarter of 2025. This takes into account cash outlays for preparations for clinical trials beyond the current active trials. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. We must seek additional funding of approximately $15 million to support MIRACLE and our operations into the third quarter of 2025 through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof to continue our operations in the near term. We cannot provide assurance that such events or a combination thereof can be achieved.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. We expensed approximate ly $0.1 million and $0.4 million in related general and administrative fees and expenses for the three months ended  September 30, 2024 and 2023 , respectively, and approximate ly $0.2 million and $1.4 million for the nine months ended  September 30, 2024 and 2023 , respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We will require significant additional funding to complete the MIRACLE trial, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We have used and we intend to use our current cash resources and the proceeds from any possible future offerings, to, among other uses, advance our portfolio through preclinical studies and into INDs or their equivalent, and sponsoring research at MD Anderson and HPI. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We estimate supporting of MIRACLE and our operations into the third quarter of 2025 will require additional funds beyond our current cash as of September 30, 2024, of approximately $15 million. As such, based on our current cash, in order to fund our operations, including MIRACLE, we will need to raise significant financing for which we have no commitments. If the FDA or its EU equivalent requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential approval of Annamycin would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Annamycin will not increase.

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

In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.

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

On November 4, 2024, the Compensation Committee of the Board of Directors took the following actions in connection with the executive compensation for the 2023/2024 compensation year ( June 1, 2023 to May 31, 2024) with its named executive officers (Walter Klemp, President and Chief Executive Officer; Jonathan P. Foster, Executive Vice President and Chief Financial Officer; and Dr. Donald Picker, Chief Scientific Officer): (i) cash bonuses in the aggregate amount of $735,000 were granted based on the full achievement of the goals and objectives for the compensation year, however the payment of the bonuses was accrued and will be paid the earlier of a) 364 days or b) approval by the CEO after consultation with the Board of Directors; and (ii) the Compensation Committee agreed that the accrued bonuses will earn interest at a rate of 8% per annum.

On November 4, 2024, the Compensation Committee and the Board of Directors agreed to issue each non-employee director a 10-year option to purchase 10,000 shares of our common stock, under our shareholder approved stock plan, with vesting through the end of April 2025 and an exercise price equal the closing price of our common stock on the date of the approval.

ITEM 6. EXHIBITS

Exhibit No.	Description

1.1	Engagement Agreement between Moleculin Biotech, Inc. and H.C. Wainwright & Co., LLC dated June 8, 2024 (incorporated by reference to Exhibit 1.1 of the Form S-1/A filed August 15, 2024)

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.9 of the Form S-1/A filed August 15, 2024)

4.2	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.10 of the Form S-1/A filed August 15, 2024)

4.3	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.11 of the Form S-1/A filed August 15, 2024)

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.12 of the Form S-1/A filed August 15, 2024)

10.1	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.32 of the Form S-1/A filed August 15, 2024)

10.2	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 10.2 of the 8-K filed August 16, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MOLECULIN BIOTECH, INC.

Date: November 8, 2024	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)