Form 10-K
period 2024-12-31
Moleculin Biotech, Inc.
filed 2025-03-21
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $9 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 13, 2025 was 14,000,494.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•	The success or the lack thereof, including the ability to recruit subjects on a timely basis, for a variety of reasons, of our clinical trials through all phases of clinical development;
•	Our ability to satisfy any requirements imposed by the United States (US) Food and Drug Administration (FDA) (or its foreign equivalents) as a condition of our clinical trials proceeding or beginning as planned;
•	World-wide events including the wars in Ukraine and in the Middle East, and the general supply chain shortages effects on our clinical trials, clinical drug candidate supplies, preclinical activities and our ability to raise future financing;
•	Our ability to obtain additional funding on a timely basis to commence or continue our clinical trials, fund operations and develop our product candidates;
•	The need to obtain and retain regulatory approval of our drug candidates, both in the United States and in Europe, and in countries deemed necessary for future trials;
•	Our ability to complete our clinical trials in a timely fashion in line with our stated milestones and within our expected budget and resources;
•	Our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;
•	Our ability to source our drug products at reasonable prices;
•	Compliance with obligations under intellectual property licenses with third parties;
•	Any delays in regulatory review and approval of drug candidates in clinical development;
•	Potential efficacy of our drug candidates;
•	Our ability to commercialize our drug candidates;
•	Market acceptance of our drug candidates;
•	Competition from existing therapies or new therapies that may emerge;
•	Potential product liability claims;
•	Our dependency on third-party manufacturers to successfully, and timely, supply or manufacture our drug candidates for our preclinical work and our clinical trials;
•	Our ability to establish or maintain collaborations, licensing or other arrangements;
•	Our ability and third parties’ abilities to protect intellectual property rights;
•	Our ability to adequately support future growth; and
•	Our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K in the case of forward-looking statements contained in this Form 10-K.

PART I

References in this Annual Report on Form 10-K to “MBI”, "Moleculin" or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc.

ITEM 1. BUSINESS

BUSINESS

Business Summary

We are a late-stage pharmaceutical development company currently conducting a pivotal Phase 3 trial evaluating Annamycin, a non-cardiotoxic anthracycline, in combination with Cytarabine for the treatment of subjects with relapsed/refractory acute myeloid leukemia (AML). This Phase 3 trial should have an interim unblinding of data by the end of 2025, less than a year from its commencement, and an additional unblinding in the first half of 2026. We believe such early visibility for a pivotal registration-enabling trial is highly unique in that stakeholders will receive preliminary safety and efficacy data in the “MIRACLE” trial (derived from Moleculin R/R AML AnnAraC Clinical Evaluation) within one year of dosing the first subject. Additionally, we have two portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded by investigators at academic institutions.

Each of our three core technologies is based substantially on discoveries made at and licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas, and features one or more drugs that have successfully completed a Phase 1 clinical trial. Three of our six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. One is currently beginning a Phase 2B/3 trial. Since our inception, our drug candidates have completed, are currently in, or have been permitted to proceed in, fourteen clinical trials. Annamycin is in a class of drugs referred to as Anthracyclines, which are an inhibitor of topoisomerase II, enabling them to cause DNA damage in rapidly replicating tumor cells. Annamycin, in a unique multilamellar lipid formulation, is our lead molecule and we have recently concluded one Phase 1B/2 clinical trial for treating AML and are embarking on a Phase 3 clinical trial for the treatment of AML, which we believe will be pivotal. Annamycin was also in two Phase 1B/2 clinical trials for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS).

We believe that our lead drug candidate Annamycin has summarily:

●

Demonstrated significant efficacy in Phase 1 and 2 cancer clinical trials – specifically relapsed and refractory (R/R) AML with complete remission rates significantly above currently approved second line therapies and STS lung mets with overall survival as a median seventh line therapy comparable to overall survival seen with approved first line monotherapies;

●	Shown encouraging activity in five different clinical trials (most of which are now complete), funded both internally and externally (through investigator initiated trials);
●

Shown in its clinical trials to be non-cardiotoxic (N=84) with some patients being safely dosed at five times the typical lifetime maximum allowed anthracycline dose, which potentially enables repeated dosing and consolidation;

●

Demonstrated in preclinical models, to be more potent than and to avoid cross resistance with some of the most common drugs used to treat AML (as well as many other cancers), including currently approved anthracyclines, Cytarabine and Venetoclax;

●	Composition of matter patent protection thru 2040 and has orphan drug and fast track status;
●	No vesicant activity, making it safer to handle and administer as compared to other anthracyclines; and
●	Shown a complete response (CR) rate of 50%, a composite complete response (CRc) rate of 60%, durability of CRc’s of approximately 9 months (and climbing), and an overall survival (OS) rate of approximately 11 months (and climbing) (N=10) in combination with Cytarabine for the treatment of R/R AML as second line therapy to date, which is higher than other currently approved second line therapies for R/R AML

One of our core management beliefs is that anthracyclines represent one of the most important treatments for AML and Advanced STS, and we believe Annamycin may, for the first time ever, allow a majority of these patients to benefit from this treatment. We believe that such a benefit would be disruptive to the competitive landscape for these markets. This belief, coupled with our limited resources, leads us to currently focus mainly on the development of Annamycin. We intend to advance our other drug candidates via investigator led studies – both clinically and preclinically.

Focus and Core Technologies

We are focused on internally funded (“internally” and “externally” funded trials are defined in the Funding Strategy section below) development of our core technologies:

1) Annamycin:

a.	In combination with Cytarabine (also known as Ara-C, the combination with Annamycin of which is referred to as AnnAraC) for the treatment of R/R AML, and
b.	For the treatment of STS metastasized to the lungs.

2) WP1066 IV: A better formulation for delivery intravenously of a molecule from the WP1066 portfolio to possibly further support for future externally funded oncology clinical trials. Such a formulation will require additional preclinical work prior to a clinical trial.

We have established a Recommended Phase 2 Dose for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through several externally funded clinical trials and primarily externally funded non-clinical research, with the potential for further studies in the future.

Our core technologies consist of the following programs:

a) Annamycin or L-Annamycin is a “next generation” anthracycline (one of the most widely used classes of chemotherapy), designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and to be non-cardiotoxic and, with intensive cardiac monitoring, has shown no cardiotoxicity in subjects treated in our five Annamycin clinical trials to date. Furthermore, we have demonstrated safe dosing significantly beyond the dose limitations imposed by regulatory authorities upon commonly prescribed anthracyclines due to their inherent cardiotoxicity.

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

In all our discussions, clinical data (where a CSR or its equivalent has not been published), are considered preliminary and subject to change.

Clinical Trials Summary

As summarized on the next page, we and our external investigators have multiple active INDs/CTAs (Investigational New Drug authorization in the US or Clinical Trial Authorization in Europe). Under these INDs/CTAs, we have under development, approved, have in progress, or have completed fourteen internally and externally funded clinical trials. Below in Table 1 we are summarizing those clinical trials that have concluded, are in progress, or are approved/allowed by the FDA or its European equivalent. See the notes below and the detailed discussion in the sections following Table 1 for more information.

Table 1 - Clinical Summary as of this filing Unless CSR Completed – Data are as of March 1, 2025 - preliminary and subject to change
Drug Candidate	Trial / Indication / Location	Phase (Funding Source: Internal unless noted as External)	Status	Comments	Safety Summary	Human Activity Summary
Annamycin	MB-104 / R/R AML / US	1	P1 Concluded; P2 replaced with MB-105	Maximum Dose allowed per protocol 120 mg/m2	Met safety endpoints; no cardiotoxicity reported	14.3% MLFS (subtherapeutic dose level when compared to MB-105)
Annamycin	MB-105 / R/R AML / Poland	1/2	P1 concluded; P2 replaced with MB-106	Maximum Dose and RP2D 240 mg/m2	Met safety endpoints; no cardiotoxicity reported	80% ORR in last cohort
Annamycin in Combination with Cytarabine	MB-106 / R/R AML / Europe	1B/2	22 subjects intent to treat. 2 subjects had an allergic reaction and did not receive full dose. Enrollment closed. Trial continues with long-term follow-up.	Seven sites recruited in Poland and Italy. 22 subjects 1st-7th line. 4, 10 , and 14 subjects 1st line. 2nd line, & 2nd/3rd line, respectively	No cardiotoxicity observed during the trial. Held FDA End of Phase 1/2 meeting in June 2024 whereby feedback was received to develop MB-108 MIRACLE trial.	Phase 1B/2 CR 36% All-Comers, CR 43% 2nd & 3rd Line; CR 50% & CRc 60% 2nd Line; Durability of all CR’s~12 mos & climbing; CR’s in Multiple genotypes/mutations; and post 2nd line post Venetoclax therapy (60% CRc)
Annamycin	MB-107 / STS Lung Metastases / US	1B/2	Phase 1 completed; Phase 2 completed; CSR finalized not yet submitted.	RP2D of 330 mg/m2 identified	No cardiotoxicity reported to date	CSR finalized but not submitted. Final data to be presented by the end of April. Preliminary OS ~10 mos as median 4th line.
Annamycin in Combination with Cytarabine	MB-108 / 2nd Line R/R AML / Global (MIRACLE)	2B/3	First site initiated	Global trial Annamycin plus Cytarabine vs control arm of Cytarabine plus placebo	No data to date	No data to date
Annamycin	IIT / STS Lung Metastases / Poland	1B/2 External	Study closed to further enrollment.	Investigator led trial weekly dosing regimen versus traditional chemotherapy dosing	8 subjects enrolled and treated; More detail below.	No evidence of cardiotoxicity noted by our independent expert
WP1066	IIT / Adult GBM / US	1 External	Closed prior to completion by site	Investigator left for another institution	No drug related serious adverse events noted	No activity demonstrated. RP2D or MTD not established.
WP1066	IND cleared for GBM	1 External	Open to an investigator to lead a study
WP1066 in combination with radiation	IND allowed for Adult GBM / US	2 External	Open to an investigator to lead a study	Used as reference for next trial
WP1066 in combination with radiation therapy	IND allowed for IIT led Adult GBM / US	1B/2 External	Site initiation visit was in May 2024	4 subjects enrolled and treat with 1 subject currently on active treatment	No safety data reported to date	No efficacy data reported to date
WP1066	IIT / Pediatric Brain Tumors / US	1 External	Concluded in February 2023 with a dose level at 8mg/kg; CSR in process.	Concluded 10 subjects enrolled and treated over 3 dose levels up to 8 mg/kg	No drug related serious adverse events noted	1 DIPG subject had a temporary clinical response
WP1220	MB-201 / CTCL / Poland	1B / Proof of Concept	Concluded and CSR completed	Believe results warrant a Phase 2 study	Met safety endpoints	60% of subjects documented PR
WP1122	MB-301 / COVID-19 / UK	1A	Completed; Established RP2D	Drug at RP2D was tolerable and safe	Met safety endpoints	N/A as in healthy volunteer subjects
WP1122	IND approved for GBM	1B/2 External	Exploring for an investigator to lead a study	Trial has not begun	Trial has not begun	Trial has not begun

Notes for Table 1: 1) This is a summary of the detailed clinical discussion below and does not include compassionate use/right-to-try usage of our drug candidates; 2) Complete Response Composite (CRc) includes CRs and CRi’s; 3) Overall Response Rate (ORR) includes CRc and Partial Response (PR); 4) “Met safety endpoints” means that no drug-related serious and no unexpected adverse event (only one serious in MB-105) occurred as defined in the trial protocol 5) All data presented are preliminary (and subject to change) unless a CSR or an investigator's final report has been issued for the trial referenced; 6) With regard to safety and human activity summaries please see the detailed discussion below; and, 7) MB-106 Phase 1 included “all-comers” or subjects with unlimited lines of prior therapy while Phase 2 included only subjects as 1st thru 3rd line of therapy.

Our Drug Candidate Programs

Overview

In the US and Europe, since our inception, we or independent investigators have approval to begin, are currently conducting or have completed fourteen internally or externally funded clinical trials for four of our drug candidates – Annamycin, WP1066, WP1220, and WP1122, as listed above. All of the clinical trials are or were in the Phase 1 or 2 stage with the exception of MB-108 which is a Phase 2B/3. Starting in 2021 through 2024, there have been eight "right-to-try" (or their foreign equivalent) uses of Annamycin and WP1066.

Our clinical trials focused on Annamycin in 2024 with two internally funded and one externally funded Phase 1B/2 clinical trials. We concluded recruitment and treatment in the MB-107 Phase 1B/2 all comers clinical trial using Annamycin as a single agent for the treatment of STS lung mets in 2023 and followed for progression free survival (PFS) and OS during 2024. In our MB-106 Phase 1B/2 all-comers clinical trial using Annamycin in combination with Cytarabine for the treatment of AML, we concluded recruitment and treatment with 22 subjects recruited on an Intent-To-Treat (ITT) basis. The term "all-comers" for this trial indicates that we did not limit the number of prior therapies for subjects entering the trial in the Phase 1 portion of MB-106. In the Phase 2 portion we did limit the number of prior therapies to two. We utilized the MB-106 data for an End of Phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (FDA) in July 2024.

In July 2024, we announced the completion of our EOP2 meeting with the FDA for our Phase 1B/2 clinical trial evaluating Annamycin in combination with Cytarabine for the treatment of subjects with AML as both first line therapy and for subjects who are refractory to or relapsed after induction therapy (MB-106). We believe that this meeting, based upon the FDA minutes, was a positive discussion and resulted in the design and implementation of a Phase 2B/3 pivotal trial for the treatment of AML patients who are refractory to or relapsed after induction therapy (R/R AML). The MIRACLE trial will be a global trial, including sites in the US, Europe, Western Asia and the Middle East. The FDA’s Divisions of Hematologic Malignancies I and Cardiology and Nephrology, as well as related divisions, were involved in the review of the data showing no cardiotoxicity in MB-106 and prior clinical trials. Consistent with the FDA’s recommendations, in the adaptive MIRACLE trial we plan to utilize a double-blind, placebo-controlled design, where we will compare AnnAraC versus a control arm of high dose cytarabine (HiDAC) plus placebo and we will rely solely on CR (complete remission) at approximately one month as the primary endpoint. The FDA also wanted to see the durability of response (DoR) as a secondary endpoint and overall survival as an exploratory endpoint, as well as data for patients beyond 2nd line, which is why our plan includes a follow-on MIRACLE2 trial in 3rd line patients starting once the optimum dose is established in the MIRACLE trial.

Based on our discussions with the FDA, we amended in September 2024 our MB-104 investigational new drug application or IND for MB-108. In the amendment with the new MIRACLE protocol, the trial will, for the first time ever in the US for an AML trial, allow dosing above the lifetime maximum allowable dose (LTMAD) for currently prescribed anthracyclines.

The MIRACLE study, subject to appropriate future filings with and potential additional feedback from the FDA and their foreign equivalents, utilizes an adaptive design whereby the first 75 to 90 subjects will be randomized (1:1:1) in Part A of the trial to receive high dose cytarabine (HiDAC) combined with either placebo, 190 mg/m2 of Annamycin, or 230 mg/m2 of Annamycin, which Annamycin doses were specifically recommended by the FDA in the Company’s end of Phase 1B/2 meeting. The amended protocol allows for the unblinding of preliminary primary efficacy data (Complete Remission or CR) and safety/tolerability of the three arms once 45 subjects have been evaluated, in addition to unblinding at the conclusion of Part A (at a total of 75 to 90 subjects). The first unblinding will yield 30 subjects treated with Annamycin (190mg/m2 and 230/m2) and HiDAC compared with 15 subjects from the control arm. The Company expects to reach the first unblinding (45 subjects) in the second half of 2025, in addition to the second unblinding, which is expected in the first half of 2026.

For Part B of the trial, approximately 220 additional subjects will be randomized to receive either HiDAC plus placebo or HiDAC plus the optimum dose of Annamycin (randomized 1:1). The selection of the optimum dose will be based on the overall balance of safety, pharmacokinetics and efficacy, consistent with the FDA’s new Project Optimus initiative.

Additionally, recruiting and treatment concluded in 2024 for the externally funded Phase 1B/2 clinical trial studying an alternative dosing schedule of Annamycin for the treatment of STS lung mets in Poland. The investigator is expected to issue a publication in 2025 on this study.

In February 2023, the externally funded Phase 1 clinical trial with WP1066 for the treatment of pediatric brain tumors concluded. An externally funded Phase 1B/2 clinical trial for WP1066 in combination with radiation for the treatment of GBM began treating subjects in 2024. Preclinical studies have begun on an intravenous formula of WP1066 to determine which molecule within the WP1066 portfolio will be best suited for future trials. Internally funded preclinical studies at MD Anderson were initiated in 2023 and ongoing thru 2025. Additionally, externally funded preclinical work is being performed at Emory University and along with the data from the clinical trial at Northwestern University, should set the stage for additional pediatric studies at Emory University in the future.

We have a National Institutes of Health (NIH) funded preclinical study with WP1096 (from the WP1122 portfolio) for the treatment of the Tacaribe Arenavirus at University Texas Medical Branch. We successfully completed a Phase 1 clinical study of WP1122 in 2023.

Annamycin Program

Overview

We consider Annamycin to be a "next generation" anthracycline, unlike any currently approved anthracyclines, as it is designed to avoid multidrug resistance mechanisms and cardiotoxicity, recognizing that the efficacy of all currently approved anthracyclines is limited by both multidrug resistance and cardiotoxicity. Our preclinical studies and clinical trials support this intended design. The lack of cardiotoxicity and the potential for efficacy of Annamycin have been demonstrated in 84 subjects treated to date. Based upon the efficacy and safety data to date, we believe that Annamycin has potential to fill an unmet need as a second line therapy (2nd line) in AML and potentially as a first line therapy (1st line) in both AML and Advanced STS.

The FDA and the EMA (European Medicines Agency) have granted Orphan Drug Designation (ODD) to Annamycin for the treatment of AML. Additionally, the FDA has granted ODD for Annamycin for the treatment of soft tissue sarcoma. Such designation means, in part, these agencies believe we have established a medically plausible basis for using the drug for those indications. The FDA also granted Fast Track-Designation (FTD) for Annamycin for both the treatment of AML and Soft Tissue Sarcoma. A drug that receives Fast Track-Designation (FTD) is eligible for some or all of the following:

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

The Importance of Lower Cardiotoxicity and Multi-Drug Resistance for 2nd Line Therapy

Chemotherapy continues to be a cornerstone of cancer therapy. Despite the progress made with immunotherapy and precision medicine, the first-line treatment for many cancers continues to include chemotherapy. In part, because of the emphasis placed on alternatives to chemotherapy, we believe that not enough has been done to improve chemotherapeutic agents to make them safer, especially with regard to cardiotoxicity (damage to the heart), and more effective. Anthracyclines are a class of chemotherapy drugs designed to destroy the DNA (by creating iron-mediated free oxygen radicals, damaging the DNA and cell membranes, and inhibiting topoisomerase II) of rapidly reproducing cancer cells. Acute leukemia is one of a number of cancers that are usually treated with anthracyclines in patients who are considered to be “fit” enough to undergo such therapy. In the case of acute leukemia, anthracyclines are typically used in “induction therapy,” where the goal is often to induce sufficient remission of patients’ bloodborne tumor cells to allow for a potentially curative bone marrow transplant.

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

The potential for cardiotoxicity in pediatric leukemia patients, whose life spans can be severely shortened by the induction therapy intended to cure them of acute leukemia, represents a significant risk. In the animal model recommended by the FDA as an indicator of human cardiotoxicity, the non-liposomal (free) form of Annamycin has been shown to be significantly less likely than doxorubicin to create heart lesions in mice, and the liposomal formulation (L-Annamycin) has been shown in these same models to further reduce cardiotoxicity. If this same characteristic continues to be shown in humans, it may allow Annamycin to be used more aggressively to help patients achieve remission. This would be especially valuable in the case of pediatric acute leukemia (both AML and acute lymphoblastic leukemia or ALL) because of the potential impact of cardiotoxicity on long-term survival.

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

As part of our Annamycin clinical trials, we have engaged an independent expert at the Cleveland Clinic to assess cardiotoxicity associated with chemotherapy (Expert or Independent Expert). The data made available to the Expert include left ventricular ejection fraction (LVEF) as determined by echocardiograms, and ECHO strain imaging, as well as serum Troponin levels (a biochemical marker of acute heart damage). “ECHO strain imaging” is a method in echocardiography (medical ultrasound) for measuring regional or global deformation (contraction or beating) of the myocardium (heart muscle). By strain rate imaging, the simultaneous function of different regions can be displayed and measured. Cardiac health biomarkers such as blood Troponin levels are considered an indicator of potential long-term heart damage. The Expert has issued and will continue to issue periodic reports as additional data are provided to him in batches of subject data. Such data include some data which are preliminary and subject to change. In our discussions regarding the lack of Annamycin's cardiotoxicity, we rely on the Expert's assessment.

Annamycin in preclinical studies has shown a lack of cardiotoxicity and this also has been shown in our clinical trials to date, as reported by our Expert. Our Expert has issued and will continue to issue periodic reports as additional data are provided in batches of subject data.

To date, we have received several independent assessments for the absence of cardiotoxicity in subjects treated with Annamycin. We now have independent assessments covering 84 subjects that have been treated with Annamycin in five different clinical trials in the U.S. and Europe with no evidence of cardiotoxicity. To date of the 77 subjects treated in our internally funded trials, 56 were treated above the FDA’s lifetime maximum anthracycline limit of 550 mg/m2, with one subject having been treated with 3420 mg/m2 (or roughly five times the FDA approved lifetime anthracycline exposure) of standard anthracyclines and there has been no evidence of cardiotoxicity. After review of the data provided, the Independent Expert, in their most recent report and as stated in previous reports, concluded that there was no evidence of cardiotoxicity.

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

The Importance of the Unmet Need in 2nd Line Therapies for AML

There are approximately 160,000 people with AML worldwide with about 20,000 newly diagnosed patients annually in the U.S. Anthracyclines are an important class of first line tools for physicians and while effective, their maximum lifetime dose in patients is limited due to concerns over cardiotoxicity. The following discussion, which includes estimates based on current literature and our discussions with key opinion leaders, suggests that approximately 60% of AML patients continue to have a significant unmet need for new therapies. This is based on the reality that effective treatment options are limited. We estimate that only around 40% of AML patients are afforded an opportunity to overcome their disease through a curative bone marrow transplant or through lasting remission. We believe this aligns with the published statistic that the 5-year survival rate for AML is only 29%.

While the standard of care treatment can be complex, regionally variable (especially since not all current AML drugs are approved in all countries), and highly individualized (based on a range of factors including gene mutations), all AML patients are initially categorized based on their ability to undergo intensive chemotherapy. As a result, we estimate around 50% of patients are deemed “Fit” for standard intensive first-line treatment and the other 50% are deemed “UnFit.”

Those who are deemed “Fit” are most often treated with the “standard” induction therapy of three days of intravenous daunorubicin or equivalent anthracycline, and seven days of intravenous cytarabine. This first line regimen is often referred to as “7+3.” We estimate that only about 36% of these patients, or approximately 18% of overall AML patients, will have a durable CR as a result of first line therapy, meaning the cancerous cells in their bone marrow have been reduced to 5% or less. At this point, they either qualify for a bone marrow transplant or hope for the remission to become long lasting. Bone marrow transplants (BMT) can be successful in as many as 80% of eligible patients. However, since so few patients actually get to this point, we estimate that only a minor subset (approximately 14%) of all AML patients reach this positive outcome, through the standard first-line pathway for “fit” patients.

The 50% of patients who are deemed “Unfit” for first-line intensive chemotherapy treatment are usually treated with a combination of Venetoclax and azacytidine, also known as “Ven-Aza”. The success rate, as we estimate, in this group of patients is only around 37%, or approximately 19% of all AML patients, achieving a durable CR and qualifying for a BMT or achieving long-term remission. While this success rate appears as good or better than 7+3 in “Fit” patients, it generally takes much longer and considering the limited remaining life expectancy for AML patients, the faster regimen is favored whenever patients are considered “Fit.” Similarly, we estimate that as many as 80% of these responding patients will benefit from a bone marrow transplant or experience lasting remission. But again, this means that only a small subset of the deemed “Unfit” patients, approximately 15% of all AML patients, achieve this positive outcome.

Additionally, a study of AML subjects who were refractory to or relapsed after receiving Venetoclax plus a hypomethylating agent regimen (such as azacitidine) as 1st line therapy demonstrated a dismal outcome upon failure of this regimen with a median OS of just 2.4 months. Of those subjects that, upon Venetoclax regimen failure and received salvage therapy, only 12.5% and 4% achieved a CRc and a CR, respectively (A. Maiti, C. Rausch, J. Cortes, Et al, “Outcomes of relapsed or refractory acute myeloid leukemia after frontline hypomethylating agent and Venetoclax regimens, Haematologica online, vol. 106 No.3 (2021)).

In recent years, new targeted therapies have been approved (mostly in the US) and have become available to 2nd line patients (those patients for whom the 1st line therapies discussed above have failed), adding a new alternative. Unfortunately, we believe success here has been relatively limited. Five such drugs have been approved to date, but each is only relevant to a subset of AML patients who happen to have the requisite genetic mutation and response rates are relatively low. We estimate that only about 21% of those 2nd line patients who happen to have the requisite genetic profile will achieve a durable CR, which means only another 11% of the AML population is given a chance to beat their disease with a successful bone marrow transplant or lasting remission. This leaves, based on our estimates, about 58% of all AML patients who will ultimately succumb to their disease.

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

Annamycin Clinical Trials – AML

We have studied Annamycin in three internally funded AML clinical trials. These trials are MB-104, MB-105, and MB-106. In MB-105 and MB-106, we saw what we believe to be potentially significant efficacy in AML. With that data in July 2024, we announced the completion of our EOP2 meeting with the FDA for our Phase 1B/2 clinical trial evaluating Annamycin in combination with Cytarabine (also known as “Ara-C” and for which the combination of Annamycin and Ara-C is referred to as AnnAraC) for the treatment of subjects with AML as both first line therapy and for subjects who are refractory to or relapsed after induction therapy (MB-106). Based upon the FDA minutes, we designed and began implementation of a Phase 2B/3 pivotal trial for the treatment of AML patients who are refractory to or relapsed after induction therapy. This MIRACLE trial will be a global trial, including sites in the US, Europe, Western Asia and the Middle East. The MIRACLE study is a Phase 2B/3 clinical trial whereby data from the 2B portion will be combined with the Phase 3 portion. This trial is more fully discussed below.

MB-104: A Phase 1 clinical trial of Annamycin as a single agent for the treatment of R/R AML in the US was successfully completed in 2020. The FDA requested that we demonstrate that Annamycin could be safely administered to subjects up to the lifetime maximum allowable level of anthracycline (LTMAD) established by the FDA and the trial met this primary endpoint. The FDA established the LTMAD because of concerns about cardiotoxicity associated with currently approved anthracyclines when administered above the LTMAD. Our independent Expert, an oncologist who specializes in cardiotoxicity of anthracyclines at the Cleveland Clinic, noted that after review of the data for the subjects in this trial there were no signs of cardiotoxicity.

MB-105: As a result of discussions with the FDA after MB-104, we focused our continuing efforts on establishing an RP2D for Annamycin in our Phase 1/2 single agent R/R AML clinical trial in Europe. In December 2018, we began treatment at the final dose of MB-104 of 120 mg/m2. In February 2022, we successfully concluded the Phase 1 portion of that trial and established the RP2D of 240 mg/m2. A total of 20 subjects were enrolled in this trial. Per the CSR, drug related serious adverse events significant adverse events (AE’s) > grade 3 in this trial (n=20) were: neutropenia 80%, thrombocytopenia 75%, anemia 75%, febrile neutropenia 30%, and pancytopenia 10%. Drug related serious adverse events (SAE’s) were: neutropenia 65%, thrombocytopenia 50%, anemia 40%, febrile neutropenia 30%, pancytopenia 10%, and leukopenia, hepatocellular injury, hepatotoxicity, anaphylactic reaction, sepsis, and hypotension 5% each.

Additionally, our Expert noted that after review of the data for nineteen of the twenty subjects in this trial there were no signs of cardiotoxicity. One subject who received a partial dose of Annamycin and left the trial had no post-treatment evaluations performed. Additionally, 15 subjects were taken over the LTMAD and exposed as high as 1800 mg/m2 as allowed by the protocol.

In the final cohort, five subjects received a full course of Annamycin and demonstrated an ORR of 80% with one CRi and three PRs. However, in two of the PRs, as noted by the site, subjects' bone marrow blast counts were successfully decreased to below 5%, however these subjects were still designated as a PR by the sub-investigator at that site.

As a part of our ongoing sponsored research at MD Anderson, animal testing indicated that the combination of Annamycin with Ara-C provides a synergistic effect that is more effective in AML mouse models than either drug alone. These data were presented at the 62nd Annual Meeting & Exposition of the American Society for Hematology (ASH) under the title: "High Efficacy of Liposomal Annamycin (L-ANN or L-Annamycin) in Combination with Cytarabine (AnnAraC) in Syngeneic p53-null AML Mouse Model." This study was conducted in a highly aggressive AML mouse model where median survival is approximately 13 days. For animals treated with AnnAraC, median survival ranged from 56 to 76 days. Additionally, when looking at median OS for the mice in the study, AnnAraC demonstrated a 68% improvement in the OS compared to Annamycin as a single agent and a 241% increase in OS compared to Cytarabine alone. We believe these experiments supported initiation of clinical development of the combination of Annamycin and Ara-C in AML patients.

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

Although Annamycin had already shown human activity as a single agent in its two Phase 1 AML clinical trials and had shown no signs of cardiotoxicity, the observed synergy in vitro and confirmatory in vivo data suggested that the AnnAraC could be more effective in a clinical setting than Annamycin as a single agent. This would be consistent with the current practice to use Ara-C in combination with other anthracyclines in AML patients. The most common first-line therapy for fit AML patients currently is the combination of an anthracycline and Ara-C in a regimen referred to as "7+3" where Ara-C is administered daily for 7 days in parallel with 3 daily doses of an anthracycline. Simply substituting Annamycin for the currently used anthracycline in a similar 7+3 (or as is the case in MB-106, 5+3) regimen would therefore represent a familiar and well-practiced treatment modality. Beyond that, we believed it would have the added advantages that Annamycin has been shown in published research to be active against tumor cells resistant to doxorubicin and, importantly, has the potential to remove the concern for cardiotoxicity, a significant toxic side effect currently limiting the use of anthracycline-based intensive chemotherapy. Thus, we focused our efforts on a clinical trial studying AnnAraC for the treatment of AML in Europe.

MB-106: Below in Table 2 is a summary of the preliminary responses in the MB-106 combination therapy trial to date.

Table 2 - Summary of Annamycin Responses in MB-106 AML Studies as of March 1, 2025

	Study MB-106 Combination Therapy– Phase 1B/2 All Lines (Range As 1st-7th Line)	Study MB-106Combination Therapy– Phase 1B/2 (As 2nd & 3rd Line)	Study MB-106Combination Therapy– Phase 1B/2 (As 2nd Line Only)
	Ara-C + Annamycin "5+3"	Ara-C + Annamycin“5+3"	Ara-C + Annamycin“5+3"
All Subjects
Recruited	22	14	10
Subjects Evaluable Not Dosed Per Protocol	2	1	1
Median Age - Years (Range)	68 (19-78)	70 (53-78)	71 (53 - 78)
Complete Responses	8 (36%)	6 (43%)	5 (50%)
CR with incomplete recovery (CRi)	1	1	1
Total Complete Response(s)	9 (41%)	7 (50%)	6 (60%)
Partial Responses (PRs)	2	2	1
BMT To Date	4	3	2
Durability of CRc’s to date (mos)	~9	~10	~11
Median OS to date (mos)	~9	~10	~11
	(1,2,3,4)	(1,2,3)	(1,2,3)

Notes for Table 2: 1) Data from MB-106 is for intent to Treat subjects; 2) Data from MB-106 is preliminary and subject to change; 3) Durability and OS are developing; and, 4) Durability is measured from the date of CR assessed to relapse date or date of the last update to the database.

In May 2023, we announced successful completion of the first cohort in our Phase 1B portion of our Phase 1B/2 clinical trial using Annamycin in combination with Cytarabine for the treatment of AML. This study utilized a “5+3” regimen where Annamycin is administered with three days of infusion along with the five days of infusion of Cytarabine. As we noted, this combination strategy is similar to the familiar “7+3” induction therapy that is considered to be a standard of care in AML, where seven days of Cytarabine infusions are paired with three days of an approved anthracycline (typically, daunorubicin).

In the first cohort 3 subjects were treated, all of whom were relapsed from multiple prior therapies. Annamycin was dosed at 190 mg/m2, along with Cytarabine at 2.0 g/m2/day for five days (total dose of 10g/m2).

At the recommendation of the safety review committee, we deemed the first cohort dose as safe and opened the second cohort with the Annamycin dose being increased to 230 mg/m2. In August 2023, we successfully completed the second cohort at 230 mg/m2 of Annamycin in this combination study. Four subjects were treated in this cohort, one is believed to be relapsed from one or more prior therapies and three are believed to be refractory to up to three prior therapies. One subject was replaced due to a Serious Adverse Event (SAE) experienced on first day of dosing. The SAE was determined to be unrelated to Annamycin and definitively related to Cytarabine: an allergic reaction to the Cytarabine infusion. At the recommendation of the safety review committee, we deemed the second cohort dose as safe and as the recommended expansion phase dose and opened recruitment, including for both first line therapy and for subjects who are refractory to or relapsed after induction therapy, to the Phase 2 portion of the trial.

At the end of January 2024, we completed recruiting the desired number of 2nd line subjects and began preparation for an End of Phase 2 meeting with the FDA. In addition, we expanded the MB-106 study protocol to include 1st line subjects to provide data to enable the designing of a potential confirmatory Phase 3 post-approval study. Our current planned pathway for approval for Annamycin in combination with Cytarabine for the treatment of AML is as a 2nd line therapy. Therefore, our focus is primarily on securing an accelerated approval pathway for the treatment of 2nd line subjects (those who were relapsed from or refractory to a 1st line AML therapy, regardless of whether the subject was deemed “fit” or “unfit”). Later in 2024, we closed all recruitment. We continue to follow subjects that remain in the study for OS and durability of CR/CRc’s, as well as safety data.

As mentioned previously, the Phase 1b portion of the MB-106 clinical trial with Annamycin in combination with Cytarabine for the treatment of AML was an “all-comers” (as discussed above) trial, accepting subjects with a wide range of prior therapies. The Phase 2 portion was open to being 1st thru 3rd line of therapy. The total subjects recruited was 22. The results of the trial to date are shown in Table 2 above. These data are preliminary and subject to change once the CSR is published. No evidence of cardiotoxicity was noted by the Expert following assessments of the MB-106 data.

In all subjects enrolled to date (n=22) in MB-106 adverse events (Grade < 3) are as follows: thrombocytopenia 47.4%; neutropenia 31.5%; anemia 21.1%; and infections (pneumonia, sepsis, septic shock and staphylococcal bacteremia) 10.5%. Two subjects experienced adverse events and were not dosed per protocol with one having an allergic reaction to Annamycin, the first we have seen in over 70 subjects dosed in our multiple Annamycin clinical trials; the second adverse event was due to an allergic reaction to cytarabine. The CR/CRc’s have been spread across 4 different sites in two different countries (Poland and Italy) and 7 out of 9 sites participating in the study have recruited subjects to date.

MB-108: In July 2024, we announced the completion of our EOP2 meeting with the FDA for our Phase 1B/2 clinical trial evaluating Annamycin in combination with Cytarabine for the treatment of subjects with AML as both first line therapy and for subjects who are refractory to or relapsed after induction therapy (MB-106). We believe the FDA minutes, reflect a positive discussion and the meeting resulted in the design and implementation of a Phase 2B/3 pivotal trial for the treatment of AML patients who are refractory to or relapsed after induction therapy. This MIRACLE trial will be a global trial, including sites in the US, Europe, Western Asia and the Middle East. The FDA’s Divisions of Hematologic Malignancies I and Cardiology and Nephrology, as well as related divisions, were involved in the review of the data showing no cardiotoxicity in MB-106. Consistent with the FDA’s recommendations, in the adaptive MIRACLE trial we plan to utilize a double-blind, placebo-controlled design, where we will compare AnnAraC versus the control arm of high dose cytarabine (HiDAC) plus placebo and we will rely solely on CR (complete remission) at approximately one month as the primary endpoint. The FDA also wanted to see the durability of response (DoR) and overall survival as secondary endpoints, as well as data for patients beyond 2nd line, which is why our plan includes a follow-on MIRACLE2 trial in 3rd line patients starting once the optimum dose is established in the MIRACLE trial.

Based on our discussions with the FDA, we amended in November 2024 our MB-104 investigational new drug application or IND for MB-108. In the amendment with the new MIRACLE protocol, the trial will allow, for the first time in the US for AML subjects, dosing above the lifetime maximum allowable dose for currently prescribed anthracyclines. Subsequently, in February 2025 we received FDA feedback and guidance on our IND amendment, noted above, that allowed a reduction in the size of our Phase 3 pivotal trial protocol to 220. With their feedback and our response, all the major aspects of the trial remain unchanged. Guidance from FDA included a recommendation to alter the statistical plan that reduced the initially proposed size of Part B of our trial by approximately 10%. Moreover, the nature of the feedback helps us move forward quickly to open sites in the US, in addition to the non-US sites we are expecting to open. Any reduction in recruitment helps to shorten the time to completion of the trial.

On February 3, 2025, and February 27, 2025, we received additional comments and information requests from the FDA about the amended IND. We believe that we addressed those issues in our responses on February 17, 2025 and March 6, 2025, respectively. On March 14, 2025, we received an additional information request, with a requested response date of March 28, 2025. We cannot be assured that our responses will be adequate for the FDA to continue to allow the amended IND to proceed, or that there will not be additional requests for information. Because we are amending an existing IND, there is no required time for the FDA to respond to our submissions, but neither is a response required for us to proceed with the MIRACLE trial. As with all clinical trials, if at any time the FDA believes there is a safety issue that merits it, the agency may put the MIRACLE trial on clinical hold.

The MIRACLE study, subject to appropriate future filings with and potential additional feedback from the FDA and their foreign equivalents, utilizes an adaptive design whereby the first 75 to 90 subjects will be randomized (1:1:1) in Part A of the trial to receive high dose cytarabine (HiDAC) combined with either placebo, 190 mg/m2 of Annamycin, or 230 mg/m2 of Annamycin, which Annamycin doses were specifically recommended by the FDA in the Company’s end of Phase 1B/2 meeting. The amended protocol allows for the unblinding of preliminary primary efficacy data (Complete Remission or CR) and safety/tolerability of the three arms at 45 subjects, in addition to the conclusion of Part A (at 75 to 90 subjects). This early unblinding will yield 30 subjects having received Annamycin (190 mg/m2 and 230 mg/m2) and HiDAC and 15 subjects receiving HiDAC plus placebo. The Company expects to reach the first unblinding (45 subjects) in the second half of 2025, in addition to the second unblinding, which is expected in the first half of 2026. This accelerated estimated timeline is due to the positive response the Company received in meetings during December with potential investigators regarding recruitment for the trial.

For Part B of the trial, approximately 220 additional subjects will be randomized to receive either HiDAC plus placebo or HiDAC plus the optimum dose of Annamycin (randomized 1:1). The selection of the optimum dose will be based on the overall balance of safety, pharmacokinetics and efficacy, consistent with the FDA’s new Project Optimus initiative. Data from the control arm and the optimum dose of Annamycin in the Phase 2B portion of the trial will be combined with the data for the Phase 3 portion of the trial in determining efficacy and safety.

The Organotropic Nature of Annamycin

Nonclinical research at MD Anderson has demonstrated that Annamycin has an organotropic nature enabling it to hyperaccumulate in certain key organs, including the liver, spleen, pancreas and lungs as compared with existing anthracyclines such as doxorubicin. This could prove to be especially valuable for primary tumors in or tumors that eventually metastasize to these organs.

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

In February 2021, we also announced that a preclinical study in animals had suggested a possible significant therapeutic benefit of Annamycin against metastatic osteosarcoma. As of day 130 of the study, the survival rate for animals treated with Annamycin was 100%, compared with only 10% for untreated animals. Computerized tomography scans demonstrated that animals treated with Annamycin exhibited suppression of tumor growth and not a single death was observed in the treated animals, whereas observed tumor burden was believed to have contributed to the rapid death of 90% of untreated animals. We believe these data are a promising indication of the possibility of Annamycin’s impact on other cancers metastasized to the lungs. We caution that these are preclinical animal data and we can provide no assurance that we will see similar results in our clinical trials, let alone ultimately obtain approval of Annamycin for this use.

Annamycin Clinical Trials – STS Lung Metastases

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

In the Phase 1B portion of the trial, subjects were treated from 210 mg/m2 to 390 mg/m2 in a single dose of Annamycin. In the Phase 2 portion of the trial, an exploratory RP2D of 360 mg/m2 was initiated for the first 3 subjects and a final RP2D of 330 mg/m2 was determined and 15 subjects were treated.

All subjects had pulmonary metastases from soft tissue sarcoma and at least one prior therapy. There was no limit on how many prior therapies a subject could have prior to entering this study. Most subjects were heavily treated with other therapies prior to entering our trial with our treatment representing the seventh median therapy for all subjects in the Phase 1B and Phase 2 portion of the trial (range of two to twelve). A total of 36 subjects, 19 and 17 subjects for Phase 1B and Phase 2 portions of the study respectively, were recruited for MB-107. In the first quarter of 2025, we completed the CSR for MB-107 as median OS had been reached in 2024. We anticipate announcing these results by the end of April.

IIT STS Lung Mets or Rutkowski Trial NIO-0002: We have collaborated with physicians in Poland at the Maria Sklodowska-Curie National Research Institute of Oncology (MSCNRIO) and are currently supporting a physician-sponsored (externally funded) clinical trial there with study drug. We previously announced their facilitation of a grant equivalent to $1.5 million to fund a Phase 1B/2 clinical trial of Annamycin for the treatment of STS lung metastases. The grant-funded clinical trial is led by Prof. Piotr Rutkowski, MD, PhD, Head of Department of Soft Tissue/Bone Sarcoma and Melanoma at MSCNRIO, and it is operated independently of our study in the US. Recruitment in this trial has closed and subjects are being followed for safety and efficacy data.

This trial began dosing subjects in late 2022 with 8 subjects across 2 dose cohorts enrolled. The trial had a dosing regimen of once per week rather than once every 21 days as in the US trial (three in cohort 1 at 35 mg/m2; five in Cohort 2 at 60 mg/m2)). The preliminary data to date are 63% (5 of 8) have received greater at least two cycles (approximately 2 months) of therapy where we have assumed stable disease (SD) through two cycles and 38% (3 of 8) subjects received 4 cycles (with us assuming SD through four cycles). This is based on a preliminary data. The data are preliminary and subject to change.

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

The WP1066 Portfolio Program

We have a license agreement with MD Anderson pursuant to which we have been granted a royalty-bearing, worldwide, exclusive license for the patent and technology rights related to our WP1066 Portfolio and its close analogs: molecules targeting the modulation of key oncogenic transcription factors. In 2019, the FDA granted ODD for WP1066 for the treatment of glioblastoma, which means the agency believes, in part, that we have established a medically plausible basis for using the drug to treat glioblastoma.

We believe our WP1066 Portfolio (including lead drug candidates WP1066 and WP1220), represents a novel class of agents capable of hitting multiple targets, including the activated form of a key oncogenic transcription factor, STAT3. A substantial body of published research has identified STAT3 as a master regulator of a wide range of tumors and has linked the activated form, p-STAT3, with the survival and progression of these tumors. For this reason, it is believed that targeted inhibition of p-STAT3 may be an effective way to reduce or eliminate the progression of these diseases. Since 2020, we have been working on developing an appropriate IV formulation for WP1066 or its analogs. As a result of these studies, we believe we have now identified a candidate formulation that is worthy of IND-enabling preclinical testing, which is now underway. Furthermore, we retained an option to license WP1732 but in January 2024 we notified MD Anderson of our intent to terminate the option.

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

In February 2023, the Emory physician-sponsored clinical trial for the treatment of pediatric brain tumors with an oral formulation of WP1066 concluded with treating a total of ten subjects in all three cohorts of the Phase 1 dose escalation portion of the trial. The third cohort dosing was deemed safe at 8mg/kg. In that trial, one of the subjects in the first cohort with DIPG showed an apparent response to the treatment with both clinical improvement and radiologic reduction of tumor size. In the ten subjects treated, eight subjects discontinued due to progression or refusal to continue after two cycles. One subject received four cycles prior to progression and one subject received five cycles prior to progression. We caution that this is preliminary data, and no conclusions should be drawn from these events. It is our belief that Emory will continue with a study of WP1066 into a Phase 2 program once further progress is made in a similar adult study.

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

The WP1122 Portfolio Program

We have agreements with MD Anderson pursuant to which we have the rights to a royalty-bearing, worldwide, exclusive license for the technology rights related to our WP1122 Portfolio and similar molecules focused on inhibitors of glycolysis and glycosylation. These new compounds are designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to stop the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells. A key drawback to 2-DG is its lack of drug-like properties, including a short circulation time and poor tissue/organ distribution characteristics. Our lead Metabolism/Glycosylation Inhibitor, WP1122, is a prodrug of 2-DG that appears to improve the drug-like properties of 2-DG by increasing its circulation time and improving tissue/organ distribution. New research also points to the potential for 2-DG to be capable of enhancing the usefulness of checkpoint inhibitors. Considering that we believe 2-DG lacks sufficient drug-like properties to be practical in a clinical setting, we believe WP1122 has the opportunity to become an important drug to potentiate existing therapies.

We believe this technology has the potential to target a wide variety of solid tumors, which eventually become resistant to all treatments, and thereby provide a large and important opportunity for novel drugs. Notwithstanding this potential, we are currently focused on the use of WP1122 and related analogs for the treatment of central nervous system malignancies and especially glioblastoma multiforme. Although less prevalent than some larger categories of solid tumors, cancers of the central nervous system are particularly aggressive and resistant to treatment. The prognosis for such patients can be particularly grim and the treatment options available to their physicians are among the most limited of any cancer. The American Cancer Society has estimated 24,820 new cases of brain and other nervous system cancers will occur in the United States in 2025, resulting in 18,330 deaths (https://www.cancer.org/research/cancer-facts-statistics/all-cancer-facts-figures/2025-cancer-facts-figures.html). Despite the severity and poor prognosis of these tumors, there are few FDA-approved drugs on the market.

Additionally, based on independent preclinical data, we believe this technology has the potential to impact hard to treat viruses that also rely heavily on glycolysis and glycosylation. Due to the COVID-19 pandemic, we established a recommended Phase 2 dose for WP1122 in a Phase 1 clinical in the United Kingdom.

Clinical Trial with WP1122

In 2021, we received authorization from the MHRA to commence a Phase 1a clinical trial of WP1122 in the United Kingdom. The Phase 1a study in healthy human volunteers investigated the effects of a single ascending dose (SAD) and multiple days of ascending dosing (MAD) of WP1122 administered as an oral solution.

In 2022, we determined with the data from the Phase 1a trial that the maximum tolerated dose (MTD) for WP1122 is a daily cumulative dose of 32 mg/kg in two divided doses for seven days, and we concluded the Phase 1a study of WP1122. We believe this will advance future studies of WP1122 in antiviral and oncology indications. We have concluded and published the clinical study report for this trial.

With an IND active for WP1122 for the treatment of glioblastoma, we have concluded that advancing WP1122 in these indications will occur only if external funds are available.

Potential Clinical Trial for GBM with WP1122

In 2021, we announced that the FDA allowed our IND application to study WP1122 for the treatment of GBM to go forward. With this IND cleared, we seek a partner to conduct an externally funded Phase 1 open label, single arm, dose escalation study of the safety, pharmacokinetics, and efficacy of oral WP1122 in adult subjects with GBM. Such a trial would enable parallel development of WP1122 as a cancer therapy. Consistent with our strategy of leveraging external funding for many of our clinical trials, we intend to seek opportunities for an investigator-initiated clinical trial of WP1122 in cancer patients going forward. There is no assurance that we will be successful in finding an investigator with access to externally sourced funds.

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

Working Environment

Our headquarters and laboratory are in Houston, Texas, and our workforce, as of year-end 2024, consisted of 17 full and part-time employees, in the US which are leveraged with other service providers and contractors worldwide working in a primarily virtual environment. We do not have manufacturing facilities and all manufacturing activities are contracted out to third parties. Additionally, we do not have a sales organization. Our overall strategy is to seek the best value for our shareholders either via potential outlicensing or collaborative opportunities with other pharmaceutical companies with existing marketing, sales and distribution or via the development of contracted marketing, sales and distribution capability if and when our drugs are approved.

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

Additionally, war, terrorism, geopolitical uncertainties (such as the current war in Ukraine and in Israel) and other business interruptions could cause damage to, disrupt or cancel the conduct of our clinical trials on a global or regional basis, which could have a material adverse effect on our business, clinical sites, drug suppliers or vendors with which we do business. Such events could also decrease the availability of subjects interested or able to enroll in our clinical trials or make it difficult or impossible for us to deliver products and services to our clinical investigational sites. In addition, territorial invasions can lead to cybersecurity attacks on technology companies, such as ours, located outside of the conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. While having operations in neighboring Poland, we have no operations directly in Russia. However, we do plan to have some of our MIRACLE trial treat subjects in Ukraine in 2025. We do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, will escalate and result in broad economic and security conditions or rationing of medical supplies or production facilities, which could limit our ability to conduct clinical trials or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description, and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties.

We cannot determine whether these events will materially impact our overall business and operations, recruitment, and our drug supply in the future.

Our Intellectual Property and FDA Designations

We have obtained worldwide, exclusive licenses or options to license from MD Anderson to issued US patents and pending US patent applications for each of our drug candidates, as well as pending foreign patent applications or issued foreign patents. With respect to certain patents or patent applications, we are co-owners with MD Anderson, in which instances we have exclusively licensed MD Anderson’s rights in those patents or patent applications. Where MD Anderson has sole ownership of patents licensed to us, MD Anderson is responsible for the prosecution and maintenance of those patent applications, with input from us and at our expense. Where MD Anderson jointly owns patent applications with us, we are responsible for prosecution and maintenance of those patents and patent applications at our expense. If we choose to not prosecute or maintain patents in certain geographical areas, MD Anderson has the right to pursue those rights separate from us. To date, no geographical areas in which we have chosen to not prosecute or maintain such patents have been pursued to date separately from us by MD Anderson.

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

Annamycin

On April 9, 2024, the United States Patent and Trademark Office (USPTO) issued U.S. Patent number 11,951,118 titled, “Preparation of Preliposomal Annamycin Lyophilizate” (the ‘118 patent’) to Moleculin and The University of Texas System Board of Regents. Additionally on May 14, 2024, the USPTO issued an additional patent (U.S. Patent number 11,980,634) titled “Method of Reconstituting Liposomal Annamycin” (the ‘634 patent’). We have global, exclusive licenses MD Anderson’s interests to both patents.

The ‘118 patent provides claims to compositions that contain Annamycin, and the ‘634 patent provides claims to liposomal Annamycin suspension compositions, both with a base patent term extending until June 2040, subject to extension to account for time required to fulfill regulatory requirements for FDA approval. Moleculin’s novel candidate for the treatment of acute myeloid leukemia (AML) and soft tissue sarcoma lung metastases (STS lung mets) uses a unique lipid-based delivery technology. In addition to the issued ‘118 and expected ‘634 U.S. patents, we have additional patent applications pending in the US and in major jurisdictions worldwide.

p-STAT3 Inhibitors

WP1066. We have rights to four issued US patents for WP1066. These patents claim WP1066 and other molecules, as well as methods of treating disease using WP1066. Foreign counterparts to the US patents are issued outside the US including in Europe. These patents have an international filing date in December 2004, and in certain instances have had the patent term adjusted.

WP1220. We have rights to three issued US patents which claim compositions of WP1220, as well as foreign counterparts. These patents have an international filing date in June 2009. In addition, we have rights to an issued US patent for the treatment of skin disorders using WP1220, with a filing date in September 2009.

WP1122

We have rights to an issued US patent with claims to compositions of WP1122 and methods for treating cancer using WP1122, with an international filing date in June 2009. We also have rights to foreign counterparts. In addition, we have rights to US and foreign patent applications directed to the treatment of viral diseases with WP1122 and other anti-metabolites including WP1096 and WP1097, with a filing date in March 2021. In an effort to reduce costs, we are in the process of replacing our licenses on WP1122 with an option on WP1122 with MD Anderson. Such discussions are being held in conjunction with extending our sponsored research with MD Anderson. There can be no assurance that this process will result in our satisfaction.

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

Overview of The Market for Our Oncology Drugs

The American Cancer Society (https://www.cancer.org/research/cancer-facts-statistics/all-cancer-facts-figures/2025-cancer-facts-figures.html) estimates that cancer continues to be the second most common cause of death in the US, after heart disease. A total of 2.0 million new cancer cases and 618,120 deaths from cancer are expected to occur in the US in 2025, which is about 1,693 deaths a day. These statistics do not include either basal cell or squamous cell skin cancers because US cancer registries are not required to collect information on these cancers. These numbers also do not account for the effect the COVID-19 pandemic has likely had on cancer diagnoses and deaths because they are projections based on reported cases through 2021 and deaths through 2022.

Market for Annamycin

Per the American Cancer Society, digestive, reproductive, breast and respiratory cancers comprise most of expected cancer diagnoses in 2024, while cancers like leukemia and brain tumors are considered “rare diseases.” Leukemia in particular, can be divided into acute, chronic and other, with acute lymphoblastic leukemia (ALL) and AML comprising 28,110 of the estimated 66,890 new cases expected in the United States in 2025. The National Cancer Institute estimates that cancer-related direct medical costs in the US were $208.9 billion in 2020, which is likely an underestimate because it does not account for the growing cost of treatment; for example, the list price for many prescription medicines is now more than $100,000 annually.

Our lead drug candidate, Annamycin, is in a class of drugs referred to as anthracyclines, which are chemotherapy drugs designed to destroy the DNA of targeted cancer cells. The approved anthracyclines most commonly used are daunorubicin and doxorubicin and world-wide annual revenues, mostly generic, generated from anthracyclines were estimated in 2023 to approximate $1.3 billion (https://www.globenewswire.com/news-release/2025/01/13/3008751/28124/en/Liposomal-Doxorubicin-Market-Research-and-Forecast-Report-2024-2032-Growing-Investments-and-Collaborations-Personalised-Medicine-Trends-Market-Penetration-inEmergingEconomies.html#:~:text=The%20global%20liposomal%20doxorubicin%20market,USD%202%20billion%20by% 202032.) and is expected to grow to $2 billion by 2032. Acute leukemia is one of a number of cancers that are treated with anthracyclines. Of this worldwide amount, the US market is estimated to comprise the largest share.

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

Soft tissue sarcoma is a broad term for cancers that start in soft tissues (muscle, tendons, fat, bone, lymph and blood vessels, and nerves). These cancers can develop anywhere in the body but are found mostly in the arms, legs, chest, and abdomen.

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

We believe that the market size of STS globally was $1.58 billion in 2024 and is expected to grow to $2.57 billion by 2030. According to our estimates, the highest market size of STS with lung metastases was estimated in the United States, followed by Germany (https://finance.yahoo.com/news/2025-research-soft-tissue-sarcoma-124900301.html). The market of STS with lung metastases is categorized into first-line and second-line therapies. The therapies in first-line treatment involve surgery, off-label treatment, and stereotactic radiation therapy (SBRT). We estimate that around 80% of patients taking the first-line treatment due to relapse of the disease progress on to second-line treatment. Since we know of no approved or emerging therapies for treatment of relapsed/refractory patients, we believe that first-line therapies are often used again in second-line management. Other cancers metastasize to the lungs, including osteosarcoma, breast and colon cancers, for which the relapsed or refractory population is estimated to exceed 8,000 in the US. In addition, there are over 20,000 annual cases of testicular, thyroid, endometrial, renal and cervical cancers which metastasize to the lungs. Given this backdrop, we believe the best initial pathway for Annamycin is to pursue the second-line treatment of STS lung metastasis.

Per the American Cancer Society, in 2025, an estimated 67,440 new cases of pancreatic cancer will be diagnosed in the US and 51,980 people will die from the disease. While pancreatic cancer only accounts for 3% of all cancer diagnoses, it has the highest mortality rate of all cancers and is the third leading cause of cancer-related deaths in the US, behind lung and colon cancer. The most effective treatment for pancreatic cancer is surgery, but fewer than 20% of cases are eligible for a surgical approach. The 80% of non-resectable pancreatic cancers are typically treated with chemotherapy and other pharmacotherapies.

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

Our License Agreements

Sponsored Research and License Agreements with MD Anderson

We have a license or an option to all of our technology from MD Anderson, and we also sponsor research there as well. In an effort to reduce costs, we are in the process of replacing our licenses on WP1122 with an option on WP1122 with MD Anderson. Such discussions are being held in conjunction with extending our sponsored research with MD Anderson. There can be no assurance that this process will result in our satisfaction.

Under license agreements associated with Annamycin, the WP1122 Portfolio, and the WP1066 Portfolio, we are responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees, prior to the first sale of a licensed product, can be as high as $0.1 million depending upon the anniversary. Milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $0.5 million. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $0.6 million. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $0.2 and $0.3 million, for the years ended December 31, 2024 and 2023, respectively. For more information about our license agreements, see Footnote 8 - Commitments and Contingencies included in our Consolidated Financial Statements set forth in this report.

We have a sponsored research agreement with MD Anderson that currently runs until the end of the first quarter of 2025 and is expected to be extended, however there can be no assurance that this effort will be successful. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. The expenses recognized under the agreements, mainly related to MD Anderson, were $2.0 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively.

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

Government Regulation

Government authorities at the federal, state and local level in the US, and in analogous levels in other countries extensively regulate products such as those we are developing, including the conditions under which such products are approved for use, their safety and effectiveness, and how they are developed, tested, manufactured, packaged and labeled, promoted, stored and distributed. The pharmaceutical drug product candidates that we develop must be approved by the FDA before they may be marketed and commercially distributed in the US, and by regulators in other countries before being marketed and commercially distributed there.

In the United States, the FDA regulates pharmaceutical products such as our product candidates under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. Obtaining regulatory approvals and complying with post-approval requirements generally is expensive, labor-intensive and time-consuming. Failure to comply with the applicable requirements may subject an applicant to administrative or judicial enforcement action, which could include refusal to permit clinical trials to be conducted, refusal to approve an application, placing a clinical trial on hold, withdrawal of an approval, issuance of a warning letter, product recall, product seizure, suspension of production or distribution, fines, refusals of government contracts, and restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Development and Approval

The process required by the FDA before a pharmaceutical product may be marketed in the US generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies;

•	Submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin;

•	Performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (GCP) and additional requirements for the protection of human research subjects and their health information, to establish the safety and effectiveness of the proposed product;

•	Submission to the FDA of an NDA seeking marketing approval that includes substantial evidence of safety and effectiveness from results of clinical trials, as well as the results of preclinical testing, detailed information about the chemistry, manufacturing and controls, and proposed labeling and packaging for the product;

•	Review of the product candidate by an FDA advisory committee, if applicable;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced, to assess compliance with current good manufacturing practice, or cGMP, requirements, to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA, including agreement on post-marketing commitments, if applicable.

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

IND Application. Clinical trials involve the administration of the product candidate to healthy volunteers or subjects with the targeted disease under the supervision of qualified investigators, generally physicians not employed by or under the control of the clinical trial sponsor. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol for trials conducted in the US must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with FDA’s good clinical practice, or GCP, regulations, which are intended to safeguard study subjects and support the validity of the resultant data. Further, each clinical trial must be reviewed and approved by an independent institutional review board (IRB) at, or servicing, each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and for determining that the risks to study participants are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that each study subject (or his or her legal representative) must sign, and is responsible for monitoring the conduct of the study until completed.

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

NDA Submission and Review. The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product candidate, proposed labeling and other relevant information are submitted to the FDA as part of an NDA seeking approval to market the product. The submission of an NDA is subject to the payment of a substantial fee, although the fee may be waived under certain circumstances, which may or may not be applicable to us or our partners for any of our product candidates. In addition, an NDA or supplement to an NDA generally must contain data to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers in certain circumstances.

The FDA first examines a submitted NDA to determine if the application is sufficiently complete to be accepted for review. If not, the agency may refuse to file the NDA, informing the sponsor of inadequacies to be addressed in a resubmitted application. The resubmitted application is also subject to an initial review before the FDA accepts it for filing. After accepting an NDA for filing, the FDA conducts an in-depth review of the application. Pursuant to goals established in statute, the FDA aims to complete the review within 12 months of the date of NDA submission, but that deadline is extended in certain circumstances, including by FDA requests for additional information or clarification.

The FDA also has programs intended to expedite the development and review of new drugs intended to treat serious or life-threatening conditions and address unmet medical needs and/or provide benefits over existing therapies. They include:

•	Priority Review, under which the FDA aims to complete the NDA review within eight months of the submission;
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

The FDA review of an NDA focuses on determining, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, strength, quality and purity. The FDA may refer certain applications to an advisory committee for a recommendation whether, and under what conditions, the application should be approved. The FDA carefully considers an advisory committee’s recommendations, but is not bound by them. The FDA may also determine that a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product. A REMS may include restrictions on the conditions under which the product is distributed, which may have a negative impact on the product’s commercial success. If the FDA concludes that a REMS is needed, the NDA sponsor must submit a proposed REMS, and the product will not be approved until FDA determines that the proposed REMS is adequate.

The FDA usually inspects facilities at which the product candidate is manufactured, and will not approve the product candidate unless the agency determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with IND study requirements and GCP. The NDA review process also includes evaluation of the proposed labeling, which is often the subject of significant back-and-forth between the sponsor and the agency.

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

Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) amended the FDCA to establish two abbreviated approval pathways for pharmaceutical products that are in some way follow-on versions of already approved products.

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

505(b)(2) NDAs.    As discussed above, if a product is similar, but not identical, to an already approved product, it may be submitted for approval via an NDA under section 505(b)(2) of the FDCA. Unlike an ANDA, this does not excuse the sponsor from demonstrating the proposed product's safety and effectiveness. Rather, the sponsor is permitted to rely to some degree on information from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, and must submit its own product-specific data of safety and effectiveness to an extent necessary because of the differences between the products. An NDA approved under 505(b)(2) may in turn serve as an RLD for subsequent applications from other sponsors.

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

Regulatory Exclusivities.    The Hatch-Waxman Act provides periods of regulatory exclusivity for products that would serve as RLDs for an ANDA or 505(b)(2) application. If a product is a "new chemical entity," or NCE — generally meaning that the active moiety has never before been approved in any drug — there is a period of five years from the product's approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. There are circumstances under which the follow-on application can be submitted at four years, and there are provisions that operate to preclude approval of the application for an additional period of time. Also, NCE exclusivity does not block approval of a “full” NDA (generally, an NDA in which the data are the sponsor’s or for which the sponsor has obtained a right of reference). The NCE exclusivity scheme is complicated and evolving; for that reason, although we believe that some of our products will qualify for five-year NCE exclusivity, we cannot be certain we will receive such exclusivity, or that if we do, the exclusivity will effectively protect our market position.

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

Patent Term Restoration.    A portion of the patent term lost during product development and FDA review of an NDA is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of the IND or the date of patent grant (whichever is later) and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. In consultation with the FDA, the U.S. Patent and Trademark Office (USPTO) reviews and approves the application for patent term restoration.

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

The ACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical manufacturers and impose additional health policy reforms. Further, the Inflation Reduction Act (IRA), among other things, (1) directs HHS to negotiate the price of certain high-cost, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Under the IRA, certain categories of drugs are excluded from price negotiations, including drugs that receive orphan drug designation as the only FDA-approved indication. While we have obtained orphan drug designation for Annamycin, if we seek additional indications, or fail to maintain our orphan drug status, we may become subject to the price negotiation process. This could reduce the ultimate price that we receive for Annamycin, which could negatively affect our business, results of operations, financial conditions, and prospects. We expect that changes or additions to the ACA, IRA or their implementing regulations or guidance, changes to the Medicare and Medicaid programs, changes regarding the federal government’s authority to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access or financing or other legislation in individual states, could have a material adverse effect on the healthcare industry and our business.

At the state level, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards to review high-cost drugs and, in some cases, set upper payment limits. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

•	We are conducting important clinical trials in the US and Europe, and assessing additional countries in which to perform preclinical studies and clinical trials and the risks associated with conducting research and clinical trials abroad could materially adversely affect our business.
•	There are limited suppliers for active pharmaceutical ingredients (API) used in in our drug candidates and we utilize a single source for such API for certain of our drug candidates. Problems with the third parties that manufacture the API used in our drug candidates may delay our clinical trials or subject us to liability.
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

•	As an organization, we have never before conducted pivotal clinical trials, and we may be unable to do so for any product candidate we may develop.
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

•	We received ODD for Annamycin, WP1066, and WP1122, but even if either product candidate is approved and receives ODE, ODE may not effectively prevent approval of a competing product.
•	We may not be able to obtain or maintain rare pediatric disease designation or exclusivity for our product candidates, which could limit the potential profitability of our product candidates.
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

•	Even if we obtain regulatory approvals for our product candidates, they will remain subject to ongoing regulatory oversight.
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

•	We must comply with indirect tax laws in multiple jurisdictions, as well as complex customs duty regimes worldwide. Audits of our compliance with these rules may result in additional liabilities for taxes, duties, interest and penalties related to our international operations which would reduce our profitability.
•	Errors in our assumptions, estimates and judgments related to tax matters, including those resulting from regulatory reviews, could adversely affect our financial results.
•	We will require significant additional funding to complete the MIRACLE trial, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

Risks Relating to Our Common Stock

•	Our stock price has been and may continue to be volatile, which could result in substantial losses for investors.
•	Shares issuable upon the exercise of outstanding options or warrants may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.
•	As a biotechnology company, we are at increased risk of securities class action litigation.
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

We are conducting important clinical trials in the US and Europe, and assessing additional countries in which to perform preclinical studies and clinical trials, and the risks associated with conducting research and clinical trials abroad could materially adversely affect our business.

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

There are limited suppliers for active pharmaceutical ingredients (API) used in our drug candidates and we utilize a single source for such API for certain of our drug candidates. Problems with the third parties that manufacture the API used in our drug candidates may delay our clinical trials or subject us to liability.

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

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted any marketing applications for any of our product candidates.

NDAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. NDAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete and approval is never guaranteed.

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

The development of our product candidates also may be delayed by other events beyond our control. For example, actions to limit federal agency budgets or personnel, may result in reductions to the FDA’s budget, employees, and operations, as well as changes to FDA regulatory programs, all of which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates, undergo regulatory inspections or obtain regulatory approval for our product candidates.

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

Changes in funding for the FDA and other government agencies and the implementation of tariffs could prevent new products and services from being developed or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, payment of user fees and reauthorization of user fee programs, staffing and other resource limitations, ability to hire and retain key personnel, as well as statutory, regulatory and policy changes. In addition, funding of other government agencies that support research and development activities that pertain to FDA review, such as research to understand new technologies or establish new standards, is subject to the political process, which is inherently fluid and unpredictable. Such government agencies also have been subject to reductions in funding and downsizing of agency staffing levels, which could materially impact our business and operations.

The current administration has implemented or proposed policies that may affect the FDA review process, including efforts to downsize the federal workforce, remove job elimination protections for federal workers, limit certain communications, and potentially impact user fee reauthorization. If political pressure or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, a portion of our supply chain is located in countries that may be subject to new or increased tariffs, which could lead to increased costs to us. This exposure to international trade policies poses a risk to our operations and our financial condition.

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

As an organization, we have never before conducted pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, EMA or other regulatory agencies to market our product candidates. Carrying out pivotal clinical trials is a complicated process. As an organization, we have limited experience in successfully executing earlier-stage clinical trials, and, prior to the MIRACLE trial currently underway, we had not previously conducted any later stage or pivotal clinical trials. In order to do so, we are expanding our clinical development and regulatory capabilities, and we may be unable to retain qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

We may expend significant resources to pursue certain product candidates for specific indications and fail to capitalize on the potential of such product candidates for the potential treatment of other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates for specific indications. Specifically, with regard to Annamycin, we are focusing our efforts on the treatment of AML and STS lung mets. As a result, we may forego or delay pursuit of opportunities with Annamycin or other product candidates for the treatment of other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Furthermore, until such time as we are able to build a broader product candidate pipeline, if ever, any adverse developments with respect to our current product candidates would have a more significant adverse effect on our overall business than if we maintained a broader portfolio of product candidates.

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

• •

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

• • •

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

Identifying and qualifying subjects to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit subjects to participate in testing our product candidates. If subjects are unwilling to participate in our trials because of negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of subjects, or those with required or desired characteristics to achieve diversity in a clinical trial, or complete our clinical trials in a timely manner. Subject enrollment is affected by a variety factors including, among others:

•	severity of the disease under investigation;
•	design of the trial protocol and size of the patient population required for analysis of the trial’s primary endpoints;
•	size of the patient population;
•	eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate being tested;
•	willingness or availability of subjects to participate in our clinical trials;
•	willingness of the investigators to accept the trial design, including the control arm, of the study;
•	proximity and availability of clinical trial sites for prospective subjects;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	availability of competing vaccines and/or therapies and related clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;
•	our ability to obtain and maintain subject consents;
•	the risk that subjects enrolled in clinical trials will drop out of the trials before completion;
•	subject referral practices of physicians; and
•	ability to monitor subjects adequately during and after treatment.

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

Significant adverse events caused by our product candidates or even competing products in development that utilize a common mechanism of action could cause us, an IRB or ethics committee, and/or regulatory authorities to interrupt, delay or halt clinical trials and could result in clinical trial challenges such as difficulties in subject recruitment, retention, and adherence, the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if any product candidates are approved, after the approved product has been marketed. In clinical trials, both with prior developers and with ours using Annamycin, subjects have experienced adverse events. There can be no assurance that other adverse events may not emerge related to our drug. Additional or unforeseen side effects from Annamycin or any of our other product candidates could arise either during clinical development or, if approved, after the approved product has been marketed.

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

We are currently utilizing contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of drug product candidates for our clinical trials. Additionally, even if our product candidates would otherwise qualify for approval from the FDA based on results from preclinical and clinical trials, we do not intend to manufacture the approved pharmaceutical products. We do not currently have agreements for the commercial manufacture of Annamycin or any of our other product candidates and we may not be able to reach agreements with these or other contract manufacturers for sufficient commercial supplies of Annamycin if it is approved. Additionally, the facilities used by any contract manufacturer to manufacture any of our product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of US and non-US regulators for the manufacture of our products. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s cGMP requirements, and other requirements of any governmental agency whose jurisdiction to which we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls or other negative actions. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates, including:

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

ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. However, ODD may enable market exclusivity of 7 years from the date of approval of a NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Even if either Annamycin or WP1066 is approved and ODE is granted, we cannot know that the exclusivity will prevent approval of another product containing Annamycin and intended to treat AML or soft tissue sarcomas, or WP1066 and intended to treat glioblastoma, because any such subsequent product could be demonstrated to be clinically superior to Annamycin or WP1066.

We received four rare pediatric disease designations for WP1066, but may not be able to obtain a rare pediatric disease priority review voucher if WP1066 is approved or obtain future rare pediatric disease designations for our product candidates, which could adversely affect our potential profitability.

We have obtained rare pediatric disease designation from the FDA for WP1066 for the treatment of ependymoma, DIPG, medulloblastoma and atypical teratoid rhabdoid tumor. Under the FDA’s RPDPRV program, upon the approval of an NDA for the treatment of a rare pediatric disease, the sponsor of such application may be eligible for an RPDPRV that can be used to obtain priority review for a subsequent NDA or Biologics License Application (BLA). A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its application. If an RPDPRV is received, it may be sold or transferred an unlimited number of times and may have significant value. However, the FDA’s RPDPRV program began to sunset on December 20, 2024, upon Congress’ failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award an RPDPRV for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any RPDPRVs. Congress may vote to reauthorize this program, but its future remains unknown at this time. Failure of Congress to reauthorize the program will limit our ability to obtain an RPDPRV if WP1066 is approved for the treatment any of the four pediatric cancer indications for which WP1066 received rare pediatric disease designation and may limit our ability to obtain future rare pediatric disease designations for our product candidates.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.

Before obtaining approval to commercialize a product candidate in any jurisdiction, we and our collaborators must demonstrate to the satisfaction of the FDA or comparable foreign regulatory agencies that such product candidates are safe and effective for their intended uses. The FDA requires “substantial evidence” to make a finding of effectiveness for any approval. Substantial evidence generally requires two adequate and well-controlled studies; however, in certain circumstances, substantial evidence may be based on a single, large, multicenter, adequate and well-controlled study together with confirmatory evidence. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the United States. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. We are conducting significant clinical trials of Annamycin in Europe based on discussions with local regulatory bodies, and our business strategy includes utilizing the results from these clinical trials in our FDA submissions. There is no assurance that the FDA will accept the results from these clinical trials, which could require us to conduct additional preclinical studies or clinical trials, either prior to or post-approval, in order to receive approval of our product candidates in the United States. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming and could impair our ability to generate revenue from future drug sales or other sources. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Even if we obtain regulatory approvals for our product candidates, such approvals will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to a risk evaluation and mitigation strategy (REMS), limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

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

If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. FDA granted Fast Track designation to Annamycin for STS lung metastases and WP1122 for GBM. If we seek Fast Track designation for other indications on either of these or another product candidate, we may not receive it from the FDA. Additionally, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA review procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures or that we would ultimately obtain regulatory approval. We also are unable to predict the potential changes in regulatory interpretations or agency funding or staffing that may impact the FDA’s use or implementation of the Fast Track designation.

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

In order to conduct clinical trials of our product candidates, we will need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we or any manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. In addition, the supply chain for the manufacturing of our product candidates is complicated and can involve several parties. If we were to experience any supply chain issues, our product supply could be seriously disrupted.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize Annamycin and any future product candidates and may affect the prices we may set.

The U.S. and state governments have shown significant interest in establishing cost containment measures to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended (the ACA), intended to reduce the cost of health care, and it has substantially changed the way health care is financed by both government and private insurers. While we cannot predict with certainty what impact on federal and other reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, any products we develop that receives regulatory approval. Legislative changes to and regulatory changes under the ACA remain possible, but the nature and extent of such potential additional changes are uncertain at this time. In addition, the Inflation Reduction Act (IRA), among other things, (1) directs the Department of Health and Human Services (HHS) to negotiate the price of certain high-cost, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Under the IRA, certain categories of drugs are excluded from price negotiations, including drugs that receive orphan drug designation as the only FDA-approved indication. While we have obtained orphan drug designation for Annamycin, if we seek additional indications, or fail to maintain our orphan drug status, we may become subject to the price negotiation process. This could reduce the ultimate price that we receive for Annamycin, which could negatively affect our business, results of operations, financial conditions, and prospects.

At the state level, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, some individual states have begun establishing Prescription Drug Affordability Boards to review high-cost drugs and, in some cases, set upper payment limits.

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

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. We expect that the Affordable Care Act, Inflation Reduction Act, and other healthcare reform measures, including those that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize Annamycin, if approved.

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

We are a clinical stage pharmaceutical company with a limited operating history. Our operations to date have been limited to acquiring our technology portfolio, preparing several drugs for authorization to conduct clinical trials and conducting Phase 1 through Phase 3 clinical trials. We have yet to receive regulatory approvals for any of our drug candidates. Additionally, we have a limited amount of drug supply and the amount of drug required may depend upon subject response and the need for additional, unplanned treatments, making it difficult to predict the total amount of drug required.

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

Prior to our IPO, we acquired (i) the rights to the license agreement with MD Anderson covering our WP1122 Portfolio held by IntertechBio Corporation, a company affiliated with certain members of our management and board of directors, and (ii) the rights to all data related to the development of Annamycin held by AnnaMed, Inc., a company affiliated with certain members of our management and board of directors. In addition, prior to our IPO, Moleculin, LLC merged with and into our company. Moleculin, LLC was affiliated with certain members of our management and board of directors. Prior to our IPO, we, on Moleculin, LLC’s behalf, entered into an agreement with HPI whereby HPI agreed to terminate its option to sublicense certain rights to the WP1066 Portfolio and entered into a co-development agreement with us. Our co-founder, Dr. Waldemar Priebe, and a member of our management are shareholders of HPI. In addition, in February 2019, we entered into sublicense agreement with Animal Lifesciences, LLC. Dr. Priebe was affiliated with Animal Lifesciences, LLC at the time these agreements were executed. None of the foregoing transactions were conducted on an arm’s length basis. As such, it is possible that the terms were less favorable to us than in an arm’s length transaction.

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. For the year ended December 31, 2024, we incurred a net loss of $21.8 million. We had an accumulated deficit of $153.4 million as of December 31, 2024.

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

As a result of the accounting for our acquisition of Moleculin, LLC and the agreement we, on Moleculin, LLC’s behalf, entered into with Houston Pharmaceuticals, Inc., we have carried on our balance sheet within intangible assets in-process research and development (IPR&D) of $11.1 million as of December 31, 2024. Intangibles are evaluated quarterly and are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively our company taken as a whole, might exceed its fair value.

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

We have used and we intend to use our current cash resources and the proceeds from any possible future offerings, to, among other uses, advance our portfolio through preclinical studies and into INDs or their equivalent, and sponsoring research at MD Anderson and HPI. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We estimate that with our current cash on hand as of December 31, 2024, plus cash raised in the first quarter of 2025, will support our MIRACLE trial and our operations into the third quarter of 2025. As such, based on our current cash, in order to fund our operations beyond the near term, including MIRACLE, we will need to raise significant financing for which we have no commitments. If the FDA or its EU equivalent requires that we perform additional nonclinical studies or clinical trials, our expenses would further increase beyond what we currently expect and the anticipated timing of any potential approval of Annamycin would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Annamycin will not increase.

Risks Relating to Our Common Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for investors.

Over the past two years, our stock price has ranged from a high of $30.00 to a low of $0.42 (taking into account the reverse stock splits we have completed), and the market price of our common stock is likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Shares issuable upon the exercise of outstanding options or warrants may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

As of December 31, 2024, we had warrants and options outstanding to purchase an aggregate of 8,594,561 shares of common stock at an average exercise price of $4.33 per share (taking into account the reverse stock splits we have completed). To the extent any of these options or warrants are exercised and any additional options or warrants are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

As a biotechnology company, we are at increased risk of securities class action litigation.

Biotechnology companies have experienced greater than average stock price volatility in recent years, and our common stock price has been particularly volatile ranging from a high of $30.00 to a low of $0.42 over the past two years (taking into account the reverse stock splits we have completed). These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of management would be diverted from the operation of our business.

If we are unable to maintain compliance with the listing requirements of The Nasdaq Capital Market, our common stock may be delisted from The Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on The Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder's equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from The Nasdaq Capital Market.

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

There are provisions in certain of our outstanding warrants that could discourage an acquisition of us by a third party.

Certain of our outstanding warrants provide that in the event of a “Fundamental Transaction” (as defined in the related warrant agreement, which generally includes any merger with another entity, the sale, transfer or other disposition of all or substantially all of our assets to another entity, or the acquisition by a person of more than 50% of our common stock), each warrant holder will have the right at any time prior to the consummation of the Fundamental Transaction to require us to repurchase the common warrant for a purchase price in cash equal to the Black-Scholes value (as calculated under the warrant agreement) of the then remaining unexercised portion of such warrant on the date of such Fundamental Transaction, which may materially adversely affect our financial condition and/or results of operations and may prevent or deter a third party from acquiring us.

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

As of December 31, 2024, and through the date of the filing of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual report on Form 10-K.

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

Our Chief Financial Officer and Head of IT and Cybersecurity, a consultant, are primarily responsible for assessing and managing our material risks from cybersecurity threats. In this regard, our Chief Executive Officer and Head of IT and Cybersecurity have assistance from service providers, other consultants and third parties. Our Chief Financial Officer has served as an executive officer for over twenty-five years, including over fifteen years as an executive officer of public companies. Our Head of IT and Cybersecurity has served as an information technology professional for over nine years and has held senior IT positions at multiple companies, where his primary responsibilities included maintaining direct oversight over his companies’ cybersecurity risks.

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

Holders

As of March 13, 2025, there were approximately 139 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

Except as set forth below, all information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings or in a Form 8-K filing.

During the quarter ended December 31, 2024, we issued ten-year warrants to purchase an aggregate of 36,000 shares of our common stock at an exercise price of $2.36 per share to four entities that provided services to the Company. The warrants and the shares issuable upon exercise of the warrants are being sold and issued without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering, and in reliance on similar exemptions under applicable state laws.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2024.

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

Our Business Summary

We are a late-stage pharmaceutical development company currently conducting a pivotal Phase 3 trial evaluating Annamycin, a non-cardiotoxic anthracycline, in combination with Cytarabine for the treatment of subjects with relapsed/refractory acute myeloid leukemia (AML). This Phase 3 trial should have an interim unblinding of data by the end of 2025, less than a year from its commencement, and an additional unblinding in the first half of 2026. We believe such early visibility for a pivotal registration-enabling trial is highly unique in that stakeholders will receive preliminary safety and efficacy data in the “MIRACLE” trial (derived from Moleculin R/R AML AnnAraC Clinical Evaluation) within one year of dosing the first subject. Additionally, we have two portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded by investigators at academic institutions.

Each of our three core technologies is based substantially on discoveries made at and licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas, and features one or more drugs that have successfully completed a Phase 1 clinical trial. Three of our six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. One is currently beginning a Phase 2B/3 trial. Since our inception, our drugs have completed, are currently in, or have been permitted to proceed in, fourteen clinical trials. Annamycin is in a class of drugs referred to as Anthracyclines, which are an inhibitor of topoisomerase II, enabling them to cause DNA damage in rapidly replicating tumor cells. Annamycin, in a unique multilamellar lipid formulation, is our lead molecule and we have recently concluded one Phase 1B/2 clinical trial for treating Acute Myeloid Leukemia (AML) and are embarking on a Phase 3 clinical trial for the treatment of AML, which we believe will be pivotal. Annamycin is also in two Phase 1B/2 clinical trials for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS).

We believe that our lead drug candidate Annamycin has summarily:

●	Demonstrated significant efficacy in Phase 1 and 2 cancer clinical trials – specifically relapsed and refractory (R/R) AML with complete remission rates significantly above currently approved second line therapies and STS lung mets with overall survival as a median seventh line therapy comparable to overall survival seen with approved first line monotherapies;
●	Shown encouraging activity in five different clinical trials (most of which are now complete), funded both internally and externally (through investigator initiated trials);
●

Shown in its clinical trials to be non-cardiotoxic (N=84) with some patients being safely dosed at five times the typical lifetime maximum allowed anthracycline dose, which potentially enables repeated dosing and consolidation;

●

Demonstrated in preclinical models, to be more potent than and to avoid cross resistance with some of the most common drugs used to treat AML (as well as many other cancers), including currently approved anthracyclines, Cytarabine and Venetoclax;

●	Composition of matter patent protection thru 2040 and has orphan drug and fast track status;
●	No vesicant activity, making it safer to handle and administer as compared to other anthracyclines; and,
●	Shown a complete response (CR) rate of 50%, a composite complete response (CRc) rate of 60%, durability of CRc’s of approximately 9 months (and climbing), and an overall survival (OS) rate of approximately 11 months (and climbing) (N=10) in combination with Cytarabine for the treatment of R/R AML as second line therapy to date, which is higher than other currently approved second line therapies for R/R AML

One of our core management beliefs is that anthracyclines represent one of the most important treatments for AML and Advanced STS, and we believe Annamycin may, for the first time ever, allow a majority of these patients to benefit from this treatment. We believe that such a benefit would be disruptive to the competitive landscape for these markets. This belief, coupled with our limited resources, leads us to currently focus mainly on the development of Annamycin. We intend to advance our other drug candidates via investigator led studies – both clinically and preclinically.

Focus and Core Technologies

We are focused on internally funded (“internally” and “externally” funded trials are defined in the Funding Strategy section below) development of our core technologies:

1.	Annamycin:
a.	In combination with Cytarabine (also known as Ara-C, the combination with Annamycin of which is referred to as AnnAraC) for the treatment of R/R AML, and
b.	For the treatment of STS metastasized to the lungs.
2.

WP1066 IV: A better formulation for delivery intravenously of a molecule from the WP1066 portfolio to possibly further support future externally funded oncology clinical trials. Such a formulation will require additional preclinical work prior to a clinical trial.

We have established a Recommended Phase 2 Dose for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through several externally funded clinical trials and primarily externally funded non-clinical research, with the potential for further studies in the future.

Our core technologies consist of the following programs:

a) Annamycin or L-Annamycin is a “next generation” anthracycline (one of the most widely used classes of chemotherapy), designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and to be non-cardiotoxic and, with intensive cardiac monitoring, has shown no cardiotoxicity in subjects treated in our five Annamycin clinical trials to date. Furthermore, we have demonstrated safe dosing significantly beyond the dose limitations imposed by regulatory authorities upon commonly prescribed anthracyclines due to their inherent cardiotoxicity.

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

In all of our discussions, clinical data, where a CSR or its equivalent has not been published, are considered preliminary and subject to change.

Clinical Trials Summary

We have multiple active INDs/CTAs (Investigational New Drug authorization in the US or Clinical Trial Authorization in Europe). These INDs/CTAs are under development, approved, in progress, or completed and total fourteen clinical trials, internally and externally funded. With Annamycin, we currently have active two AML clinical trials MB-106 which is a Phase 1B/2 treating AML with AnnAraC (recruitment is closed and is in subject follow-up) and MB-108 which is a Phase 2B/3 pivotal clinical trial treating R/R AML as 2nd line therapy and is just starting. Additionally, there are one externally funded Phase 1B/2 trial treating STS Lung Mets with Annamycin as monotherapy. This trial is closed and is in follow-up on the trial’s subjects. With WP1066, we have an externally funded phase 1B/2 in combination with radiation treating GBM at Northwestern University that is actively recruiting.

Moleculin Biotech, Inc.

Results of Operations for the Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

The following table is data derived from the Consolidated Statement of Operations (in thousands) and the discussions that follow are in approximate amounts:

	Year ended December 31,
	2024	2023
Revenue	$—	$—
Operating expenses:
Research and development	17,729	19,487
General and administrative	8,786	10,017
Depreciation and amortization	126	127
Total operating expense	26,641	29,631
Loss from operations	(26,641)	(29,631)
Other income:
Gain (loss) from change in fair value of warrant liability	6,125	(1,044)
Transaction costs allocated to warrant liabilities	(993)	(510)
Loss on issuance of warrant liabilities	(847)	—
Other income, net	43	48
Interest income, net	550	1,368
Net loss	$(21,763)	$(29,769)

Research and Development Expense

Research and development (R&D) expense was $17.7 million and $19.5 million for the years ended December 31, 2024 and 2023, respectively. The decrease in R&D of $1.8 million is mainly related to the $1.5 million WPD sublicense termination in 2023, which enabled the reacquisition of our intellectual property rights in certain territories, including parts of the European Union.

General and Administrative Expense

General and administrative (G&A) expense was $8.8 million and $10.0 million for the years ended December 31, 2024 and 2023, respectively. The decrease in G&A of $1.2 million was mainly attributable to a decrease in regulatory and legal services, and consulting & advisory fees.

Gain (Loss) from Change in Fair Value of Warrant Liability

We recorded a gain of $6.1 million during the year ended December 31, 2024 as compared to a loss of $1.0 million, during the year ended December 31, 2023, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with our stock offerings. We are required to revalue certain of the warrants at the time of each warrant exercise and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. Generally, a gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Net Loss

The net loss for the year ended December 31, 2024 was $21.8 million, which included a non-cash gain of $6.1 million on warrants in 2024 as compared to a loss of $1.0 million in the prior year and approximately $1.7 million of stock-based compensation expense in 2024 as compared to $2.0 million in 2023.

Interest income, net

Interest income, net decreased by approximately $0.8 million for the comparable period due to a decreasing cash balance, coupled with decreasing interest rates during the past year.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $4.3 million and prepaid expenses and other current assets of $0.9 million. We also had $2.0 million of accounts payable and $3.3 million of accrued expenses and other current liabilities. A significant portion of the accounts payable and accrued expenses are due to work performed in relation to our preclinical activities and our clinical trials. For the years ended December 31, 2024 and 2023, we used approximately $23.9 million and $23.6 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The slightly increased cash outflows in 2024 was primarily due to timing of payments for sponsored research and other expenses. For the year ended December 31, 2024, there were $4.6 million in net proceeds from financing activities. In 2023, there were $4.1 million in net proceeds from financing activities. Cash used in investing activities for the years ended December 31, 2024 and 2023 was approximately $0.0 million, and $0.1 million, respectively.

We believe that our cash resources as of December 31, 2024, along with $9.3 million in gross proceeds received via our financing activities in the first quarter of 2025 (see Recent Stock Offerings below) will be sufficient to fund our planned operations into the third quarter of 2025, without the issuance of additional equity for cash. This takes into account cash outlays for preparations for clinical trials beyond the current active trials. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. We cannot provide assurance that such events or a combination thereof can be achieved.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. During the years ended December 31, 2024 and 2023, we have expensed approximately $0.2 million and $1.5 million, respectively, in related legal fees and expenses, which has impacted and may continue to impact our liquidity.

Recent Stock Offerings

In February 2025, the Company entered into a securities purchase agreement with an institutional investor for the sale by the Company of 1,150,000 shares of common stock, and 2,121,029 pre-funded warrants to purchase shares of common stock, and common warrants to purchase up to 6,543,058 shares of common stock. The combined purchase price for the securities was $1.07 per share of common stock (or pre-funded warrant in lieu thereof) and accompanying common warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full, subject to the beneficial ownership limitation. Each common warrant will be exercisable upon the receipt of shareholder approval, will have an exercise price of $1.07 per share, and expire five years from the initial exercise date. The Company received gross proceeds of $3.5 million.

In February 2025, the Company entered into a warrant exercise inducement offer letter with a holder of certain existing warrants to receive new warrants to purchase up to a number of shares of common stock equal to 200% of the number of warrant shares issued pursuant to the exercise of such existing warrants to purchase up to 5,828,570 shares of common stock pursuant to which the warrant holder agreed to exercise for cash their existing warrants at a reduced exercise price of $1.00 in exchange for the Company's agreement to issue the inducement warrants to purchase up to 11,657,140 shares of the Company's common stock. Each inducement warrant has an exercise price of $0.75, and was immediately exercisable as of the date of issuance and may be exercised for a period of five years therefrom. The Company received gross proceeds of $5.8 million. This brings the total gross proceeds received in February 2025 to $9.3 million.

In August 2024, the Company entered into a securities purchase agreement with an institutional investor for the sale by the Company of 283,000 shares of common stock, and 2,183,368 pre-funded warrants to purchase shares of common stock, series A warrants to purchase up to 2,466,368 shares of common stock, series B warrants to purchase up to 2,466,368 shares of common stock, and placement agent warrants. The combined purchase price for the securities was $2.23 per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrants. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full, subject to the beneficial ownership limitation. In addition, in August 2024, the Company entered into a warrant amendment agreement, pursuant to which the Company agreed that effective upon closing of the offering, and subject to shareholder approval, to amend 895,834 existing warrants originally issued on December 26, 2023 at an exercise price of $9.60 per share and a termination date of February 14, 2029, so that the amended warrants would have a reduced exercise price of $2.23 per share and would expire five years from the date of shareholder approval, which was obtained in October 2024. The Company calculated the valuation of the warrant amendment immediately prior to the offering, as well as the valuation of the warrant amendment with the repriced terms, and a 91% probability of obtaining shareholder approval. The loss on modification of the warrants of $0.4 million was recorded as a loss on issuance of warrant liabilities for the year ended December 31, 2024. The Company also considered a 91% probability of obtaining shareholder approval in the valuation for the August 2024 warrants for the year ended December 31, 2024. In October 2024, the Company’s shareholders approved the issuance of both the August 2024 warrants, as well as the warrant amendment. The Company received gross proceeds of $5.5 million, before deducting the placement agent's fees and other offering expenses payable by the Company. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. As the fair value of the liability classified warrants in the August 2024 offering exceeded the total proceeds, no consideration was allocated to the Common Shares or Pre-Funded Warrants. The full proceeds of the August 2024 offering were recorded to warrant liabilities, with an initial liability of $6.1 million, and a loss on initial recognition of $0.8 million. Transaction costs related to the offering were correspondingly fully allocated to warrant liabilities, and $1.0 million in related transaction costs were expensed during the year ended December 31, 2024.

The following table sets forth the primary sources and uses of cash for the years indicated (in thousands):

	For the Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(23,862)	$(23,591)
Net cash used in investing activities	(13)	(124)
Net cash provided by financing activities	4,635	4,141
Effect of exchange rate changes on cash and cash equivalents	(32)	(21)
Net change in cash and cash equivalents	$(19,272)	$(19,595)

As of December 31, 2024, there was $0.6 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Net cash used in operating activities was $23.9 million for the year ended December 31, 2024 compared to $23.6 million for the year ended December 31, 2023. This slight increase in use of cash for operations was mainly due to timing of payments related to sponsored research and other expenses.

Cash used in investing activities

Net cash used in investing activities was de minimis for the years ended December 31, 2024 and December 31, 2023, respectively.

Cash provided by financing activities

Net cash provided by financing activities was $4.6 million for the year ended December 31, 2024, consisting of the proceeds from the August 2024 stock offering. Net cash provided by financing activities was $4.1 million for the year ended December 31, 2023, consisting of the December 2023 stock offering, as well as shares issued utilizing the Lincoln Park Equity Line.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations. Refer to Note 2 for additional discussion.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our property and equipment and amortizable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or at a minimum annually during the third quarter of the year. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and amortizable intangible assets is not recoverable, the carrying amount of such asset is reduced to fair value.

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

Depreciation and Amortization.

Depreciation and amortization expense consists of depreciation on our property and equipment. We depreciate our assets over their estimated useful life. We estimate leasehold improvements to have an estimated useful life over the term of the lease or the estimated useful life, whichever is shorter; computer equipment to have a 2-year life; software to have a 3-year life, machinery and equipment to have a 2 to 5 year life and furniture and office equipment to have a 2 to 7 year life.

Accounting for warrants

Upon its issuance of warrants to purchase shares of common stock, the Company evaluates the terms of the warrant issue to determine the appropriate accounting and classification of the warrant issue pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, FASB ASC Topic 505, Equity, FASB ASC 815, Derivatives and Hedging, and ASC 718, Compensation - Stock Compensation. Warrants are classified as liabilities when the Company may be required to settle a warrant exercise in cash and classified as equity when the Company settles a warrant exercise in shares of its common stock. We issued warrants to purchase shares of common stock related to equity transactions in 2020, 2021, 2022, 2023, and 2024. We account for our warrants issued in accordance with Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings for liability classified warrants. Based on this guidance, we determined that certain of our warrants to purchase shares of common stock related to equity transactions in 2020, and 2023 meet the criteria for classification as a liability. Accordingly, the warrants were classified as a warrant liability and are subject to fair value remeasurement at each transaction and balance sheet date. The fair value was estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. Proceeds of the December 2023 and August 2024 Offerings were allocated between common shares and warrants first by allocating proceeds to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which includes the Pre-Funded Warrants.

Our financial instruments consist primarily of non-trade receivables, accounts payable, accrued expenses, and a warrant liability. The carrying amount of non-trade receivables, accounts payable, and accrued expenses approximates their fair value because of the short-term maturity of such.

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

Our financial assets and liabilities recorded at fair value on a recurring basis include the fair value of our warrant liability discussed below. The fair value of this warrant liability associated with the February 2017, February 2018, June 2018, March 2019, April 2019, February 2020, December 2023, and August 2024 Offerings (Offerings) are included in long-term liabilities on the accompanying financial statements as of December 31, 2024 and 2023 respectively.

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

Income taxes

We account for income taxes using ASC 740, Income Taxes. ASC 740 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, ASC 740 generally considers all expected future events other than enactments of and changes in the tax law or rates. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Valuation allowances are provided if, considering available evidence, it is more likely than not that the deferred tax assets will not be realized. ASC 740 clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. ASC 740 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements.

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

Management concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are a "non-accelerated filer."

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

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

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to exhibit 3.1 of the Form S-1/A filed March 21, 2016)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed May 24, 2019)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed January 29, 2021)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed March 19, 2024)

3.5	Amended and Restated Bylaws of Moleculin Biotech., Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed December 17, 2021)

4.1	Form of Warrant Agreement issued in February 2020 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 6, 2020)

4.2	Form of Placement Agent Warrant Agreement issued in February 2020 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed February 6, 2020)

4.3	Description of Registrant's Securities (incorporated by reference to Exhibit 4.10 of the Form 10-K filed March 24, 2022)

4.4	Form of Pre-Funded Warrant Agreement issued in December 2023 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed December 21, 2023)

4.5	Form of Common Warrant Agreement issued in December 2023 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed December 21, 2023)

4.6	Form of Pre-Funded Warrant issued in August 2024 offering (incorporated by reference to Exhibit 4.9 of the Form S-1/A filed August 15, 2024)

4.7	Form of Series A Common Warrant issued in August 2024 offering (incorporated by reference to Exhibit 4.10 of the Form S-1/A filed August 15, 2024)

4.8	Form of Series B Common Warrant issued in August 2024 offering (incorporated by reference to Exhibit 4.11 of the Form S-1/A filed August 15, 2024)

4.9	Form of Placement Agent Warrant issued in August 2024 offering (incorporated by reference to Exhibit 4.12 of the Form S-1/A filed August 15, 2024)

4.10	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 13, 2025)

4.11	Form of Pre-Funded Warrant issued in February 2025 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 26, 2025)

4.12	Form of Common Warrant issued in February 2025 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed February 26, 2025)

10.1 **	Moleculin Biotech, Inc. Amended and Restated 2015 Stock Plan, as amended (incorporated by reference to Exhibit 4.5 of the Form S-8 file number 333-272814)

10.2	Rights Transfer Agreement between Moleculin Biotech, Inc. and AnnaMed, Inc. (incorporated by reference to exhibit 10.2 of the Form S-1/A filed March 21, 2016)

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

10.16 +	Amendment No. 3 to Patent and Technology License Agreement between the Parties dated April 2, 2012, dated May 20, 2020, entered into between the Company and the Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed August 12, 2020)

10.17 +	Amendment No. 4 to Patent and Technology License Agreement between the Parties dated April 2, 2012, dated June 15, 2021, entered into between the Company and the Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed August 12, 2021)

10.18 +	Patent And Technology License Agreement dated June 29, 2017 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.30 of the Form 10-K filed March 24, 2022)

10.19 +	Amendment No. 1 to the Patent And Technology License Agreement dated June 29, 2017 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.31 of the Form 10-K filed March 24, 2022)

10.20 +	Patent And Technology License Agreement dated December 2, 2021 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.32 of the Form 10-K filed March 24, 2022)

10.21 +	Patent And Technology License Agreement dated December 3, 2021 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.33 of the Form 10-K filed March 24, 2022)

10.22 +	Patent And Technology License Agreement dated February 3, 2022 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.34 of the Form 10-K filed March 24, 2022)

10.23 +	Patent and Technology License Agreement dated October 21, 2022 by and between The Board of The University Of Texas System on behalf of The University Of Texas M.D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.27 of the Form 10-K filed March 22, 2023)

10.24	First Amendment to Commercial Lease Agreement (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed November 13, 2023)

10.25	Amended and Restated Employment Agreement between Moleculin Biotech, Inc. and Walter V. Klemp dated January 4, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 5, 2024)

10.26	Amended and Restated Employment Agreement between Moleculin Biotech, Inc. and Jonathan P. Foster dated January 4, 2024 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed January 5, 2024)

10.27	Employment Agreement between Moleculin Biotech, Inc. and Donald Picker dated January 4, 2024 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed January 5, 2024)

10.28	Engagement Agreement between Moleculin Biotech, Inc. and H.C. Wainwright & Co., LLC dated June 8, 2024 (incorporated by reference to Exhibit 1.1 of the Form S-1/A filed August 15, 2024)

10.29	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.32 of the Form S-1/A filed August 15, 2024)

10.30	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed August 16, 2024)

10.31 +	Moleculin Biotech, Inc. 2024 Stock Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 25, 2024)

10.32	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Form 8-K filed February 13, 2025)

10.33	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed February 26, 2025)

10.34	Placement Agency Agreement between Moleculin Biotech, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed February 26, 2025)

19 *	Moleculin Biotech, Inc. Insider Trading Policy

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed March 22, 2023)

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Moleculin Biotech, Inc. Restatement Recoupment Policy (incorporated by reference to Exhibit 97 of the Form 10-K filed March 22, 2024)

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman

Date: March 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter V. Klemp	Chief Executive Officer and Chairman	March 21, 2025
Walter V. Klemp	(Principal Executive Officer)

/s/ Jonathan P. Foster	Executive Vice President and	March 21, 2025
Jonathan P. Foster	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert George	Director	March 21, 2025
Robert George

/s/ Michael Cannon	Director	March 21, 2025
Michael Cannon

/s/ John Climaco	Director	March 21, 2025
John Climaco

/s/ Elizabeth Cermak	Director	March 21, 2025
Elizabeth Cermak

/s/ Joy Yan	Director	March 21, 2025
Joy Yan

Moleculin Biotech, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Moleculin Biotech, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Moleculin Biotech, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred an accumulated deficit of $153.4 million since inception and has not generated any revenue from operations. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fort Lauderdale, Florida

March 21, 2025

Moleculin Biotech, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$4,278	$23,550
Prepaid expenses and other current assets	916	2,723
Total current assets	5,194	26,273
Furniture and equipment, net of accumulated depreciation of $1,022 and $896, respectively	159	272
Intangible assets	11,148	11,148
Operating lease right-of-use asset	424	524
Total Assets	$16,925	$38,217

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,030	$2,498
Accrued expenses and other current liabilities	3,329	4,317
Total current liabilities	5,359	6,815
Operating lease liability - long-term, net of current portion	358	474
Warrant liability - long-term	5,229	4,855
Total Liabilities	10,946	12,144

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 authorized as of December 31, 2024 and December 31, 2023, 3,378,895 and 2,227,516 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	3	33
Additional paid-in capital	159,384	157,653
Accumulated other comprehensive loss	(41)	(9)
Accumulated deficit	(153,367)	(131,604)
Total stockholders' equity	5,979	26,073

Total liabilities and stockholders' equity	$16,925	$38,217

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$—	$—
Operating expenses:
Research and development	17,729	19,487
General and administrative	8,786	10,017
Depreciation and amortization	126	127
Total operating expenses	26,641	29,631

Loss from operations	(26,641)	(29,631)

Other income:
Gain (loss) from change in fair value of warrant liability	6,125	(1,044)
Transaction costs allocated to warrant liabilities	(993)	(510)
Loss on issuance of warrant liabilities	(847)	—
Other income, net	43	48
Interest income, net	550	1,368
Net loss	$(21,763)	$(29,769)

Net loss per common share - basic and diluted	$(6.32)	$(15.07)
Weighted average common shares outstanding, basic and diluted	3,442,997	1,975,610

Comprehensive loss:
Net loss	$(21,763)	$(29,769)
Other comprehensive loss:
Foreign currency translation	(32)	(21)
Comprehensive loss	$(21,795)	$(29,790)

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,763)	$(29,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	127
Stock-based compensation	1,726	1,984
License rights expense settled in stock	—	772
Change in fair value of warrant liability	(6,125)	1,044
Loss on issuance of warrant liabilities	847	—
Operating lease, net	103	119
Transaction costs allocated to warrant liabilities	993	510
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,807	(272)
Accounts payable	(468)	403
Accrued expenses and other current liabilities	(1,108)	1,491
Net cash used in operating activities	(23,862)	(23,591)
Cash flows from investing activities:
Purchase of fixed assets	(13)	(124)
Net cash used in investing activities	(13)	(124)
Cash flows from financing activities:
Proceeds from exercise of warrants	1	—
Payment of tax liability for vested restricted stock units	(26)	(25)
Proceeds from sale of common stock, pre-funded and common warrants, net of issuance and transaction costs	4,660	4,166
Net cash provided by financing activities	4,635	4,141
Effect of exchange rate changes on cash and cash equivalents	(32)	(21)
Net change in cash and cash equivalents	(19,272)	(19,595)
Cash and cash equivalents, at beginning of year	23,550	43,145
Cash and cash equivalents, at end of year	$4,278	$23,550
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Transaction costs related to the sale of common stock, pre-funded and common warrants	$156	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$26
Offering costs included in accounts payable and accrued liabilities	$—	$115
Issuance of common stock to acquire license rights	$—	$772

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except for shares and per unit)

	Common Stock
	Shares	Par Value Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2022	1,908,523	$29	$153,985	$(101,835)	$12	$52,191
Issued for cash - sale of common stock, pre-funded and common warrants, net of allocated issuance costs of $57	240,151	3	728	—	—	731
Issuance of common stock with equity purchase agreement	15,038	—	210	—	—	210
Common stock issued for license rights	54,808	1	771	—	—	772
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	8,996	—	(25)	—	—	(25)
Stock based compensation	—	—	1,984	—	—	1,984
Net loss	—	—	—	(29,769)	—	(29,769)
Cumulative translation adjustment	—	—	—	—	(21)	(21)
Balance at December 31, 2023	2,227,516	$33	$157,653	$(131,604)	$(9)	$26,073
Issued for cash - sale of common stock, pre-funded and common warrants	283,000	—	—	—	—	—
Issuance of common stock in connection with Consulting Agreements	6,834	—	37	—	—	37
Reverse stock split	77,186	(31)	31	—	—	—
Warrants exercised	763,874	1	—	—	—	1
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	20,485	—	(26)	—	—	(26)
Stock based compensation	—	—	1,689	—	—	1,689
Net loss	—	—	—	(21,763)	—	(21,763)
Cumulative translation adjustment	—	—	—	—	(32)	(32)
Balance at December 31, 2024	3,378,895	$3	$159,384	$(153,367)	$(41)	$5,979

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Consolidated Financial Statements

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015. MBI is a late-stage pharmaceutical development company currently conducting a pivotal Phase 3 trial evaluating Annamycin, a non-cardiotoxic anthracycline, in combination with Cytarabine for the treatment of subjects with released/refractory acute myeloid leukemia. Additionally, the Company has two portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded by investigators at academic institutions.

Each of its three core technologies is based substantially on discoveries made at and licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas, and features one or more drugs that have successfully completed a Phase 1 clinical trial. Three of its six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. Since MBI’s inception, its drugs have completed, are currently in, or have been permitted to proceed in, fourteen clinical trials. Annamycin, in a unique multilamellar lipid formulation, is the Company’s lead molecule, and MBI has recently concluded one Phase 1B/2 clinical trial for treating Acute Myeloid Leukemia (AML) and is embarking on a Phase 3 clinical trial for the treatment of AML. Annamycin is also in two Phase 1B/2 clinical trials for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), on physician sponsored. Additionally, there is another phase 1B/2 clinical trial that is physician sponsored which is investigating using WP1066 in combination with radiation for the treatment of glioblastoma, a form of brain cancer.

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

Correction of immaterial error – During the year ended December 31, 2024, the Company determined that an error existed in our previously issued consolidated financial statements. Specifically, the Company identified that it had not properly categorized the transaction costs allocated to warrant liabilities in the consolidated statement of cash flows in the fourth quarter of 2023. The error was evaluated under the U.S. SEC’s Staff Accounting Bulletin (“SAB”) Topic 1M, “Materiality,” and SEC SAB Topic 1N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” to determine the materiality of prior period misstatements to the Company’s financial statements. The Company has evaluated the error and concluded that it was not material to the previously issued consolidated financial statements. Although the error was not material, the Company has reclassified the transaction costs allocated to warrant liabilities in the amount of $0.5 million from the operating section to the financing section of the consolidated statement of cash flows for the year ended December 31, 2023, for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or stockholder’s equity for the years presented.

The effects of the adjustment to our December 31, 2023 consolidated statements of cash flow were as follows (in thousands):

	December 31, 2023
	As reported	Adjustment	As corrected
Net cash provided by financing activities	$4,651	$(510)	$4,141
Net cash used in operating activities	$(24,101)	$510	$(23,591)

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

Segment Information - Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products. The Company's chief operating decision maker (CODM) is its Chief Executive Officer and Chairman, who reviews financial information presented on a consolidated basis. The CODM primarily uses consolidated net loss, which is also reported on the Consolidated Statements of Operations and Comprehensive Loss as net loss, to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the assessment of segment performance and allocation of resources. The significant expense categories within net loss from operations that the CODM regularly reviews are research and development expenses, general and administrative expenses, and depreciation and amortization. The significant expense categories and subcategories are reported on the Consolidated Statements of Operations and Comprehensive Loss. Other expenses included in the Company’s net loss include change in fair value of warrant liabilities, other income (expense), interest income, net, and any additional non-operating expenses that are reported on the Consolidated Statements of Operations and Comprehensive Loss.

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

Going Concern and Liquidity - These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations and the attainment of profitable operations. As of December 31, 2024, the Company had an accumulated deficit of $153.4 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $4.3 million as of December 31, 2024, along with $9.3 million in gross cash received via our financing activities in February 2025, is not sufficient to fund its planned operations for a period of at least one year from when these consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to seek additional funding through one or more of the following: a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. There can be no assurance that such events or a combination thereof can be achieved.

In March 2022, the Company received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are the Company's officers or directors) and entities, and materials related to the development of and statements regarding the Company's drug candidate for the treatment of COVID-19. The Company has received, and expects to continue to receive, periodic further requests from the SEC staff with respect to this matter. The Company is not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that it has made, the Company believes in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to the Company states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. The Company expensed approximately $0.2 million and $1.5 million in related general and administrative fees and expenses for the twelve months ended December 31, 2024 and 2023 respectively, which has impacted and may continue to impact our liquidity. The Company is in the process of filing a claim with its insurance carriers related to this loss which may cover a portion of the related expenses but not all. The Company has not yet hit the retention limits, so no reimbursement is currently expected. Accordingly, the Company has not recorded any provision for insurance reimbursement as of December 31, 2024. The Company expects to record any potential insurance reimbursement at the time that the amount to be reimbursed is determined and approved by the insurance carrier.

Cash and Cash Equivalents - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company maintains cash accounts principally at one financial institution in the US, which at times, may exceed the Federal Deposit Insurance Corporation's limit of $250,000. The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. The Company has not experienced any losses from cash balances in excess of the insurance limit. The Company’s management does not believe the Company is exposed to significant credit risk at this time due to the financial condition of the financial institution where its cash is held. As of December 31, 2024, there was $0.6 million of cash on hand in a bank account in Australia and there are no known limitations impacting the Company's liquidity in Australia.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid insurance	$554	$564
Vendor prepayments and deposits	331	545
Prepaid sponsored research	11	1,515
Non-trade receivables	16	95
Related-party receivables	4	4
Total prepaid expenses and other current assets	$916	$2,723

Furniture and equipment - Furniture and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line depreciation method as follows:

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

Fair Value of Financial instruments - The Company's financial instruments consist primarily of non-trade receivables, accounts payable, accrued expenses and a warrant liability. The carrying amount of non-trade receivables, accounts payable, and accrued expenses approximates their fair value because of the short-term maturity of such.

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

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at December 31, 2024 and 2023 (in thousands):

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability:
December 31, 2024	$5,229	$—	$—	$5,229
December 31, 2023	$4,855	$—	$—	$4,855

 The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2024 and 2023 (in thousands):

Warrant Liability Long-Term
December 31, 2022	$77
Issuances of warrants	3,734
Change in fair value - net	1,044
December 31, 2023	$4,855
Issuances of warrants	6,111
Warrant amendment	388
Change in fair value - net	(6,125)
December 31, 2024	$5,229

The above table of Level 3 liabilities begins with the valuation as of December 31, 2022 and adjusts the balances for changes that occurred during the years. The ending balance of the Level 3 financial instrument presented above represent the Company's best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

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

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock were considered to be common stock equivalents. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the years ended December 31, 2024, and 2023, approximately 4.3 million and 0.5 million (taking into account the reverse stock splits we have completed) of potentially dilutive shares were excluded from the computation of diluted loss per share due to their antidilutive effect.

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

Recent Accounting Pronouncements

In November 2024 and January 2025, FASB issued ASU 2024-03 and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments to the standards are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures, but expects additional disclosures upon adoption.

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after the year ended December 31, 2024. The Company is currently assessing the impact of ASU 2023-09 on its disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07) which is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses and requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The new guidance is required to be applied retrospectively to all prior periods presented in the financial statements and is effective for the Company for fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 during the year ended December 31, 2024. There was no impact upon adoption of ASU 2023-07. The Company views its operations and manages its business in one operating segment.

There are no other effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

3. Intangible Assets

In conjunction with its acquisition of Moleculin, LLC in 2016, the Company recognized an intangible asset for acquired in-process research and development (IPR&D) related to the acquired WP1066 portfolio. As the Company's WP1066 portfolio is currently in development, the Company’s IPR&D intangible asset will not be amortized until development is complete. If the associated research and development effort is abandoned, the Company’s IPR&D intangible asset will be written-off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. IPR&D was $11.1 million as of December 31, 2024 and 2023, respectively.

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities at December 31, 2024 and 2023 consist of the following components (in thousands):

	December 31,
	2024	2023
Accrued payroll and bonuses	$1,817	$765
Accrued research and development	858	2,845
Accrued legal, regulatory, professional and other	404	547
Accrued liabilities due to related party	130	60
Operating lease liability - current	120	100
Total accrued expenses and other current liabilities	$3,329	$4,317

Additionally, accounts payable includes $20,000 and $67,000 as of December 31, 2024 and 2023, respectively, for related party payables (operating costs reimbursements).

5. Warrants and Equity

Warrant and Stock Issuances

In February 2025, the Company entered into a securities purchase agreement with an institutional investor for the sale by the Company of 1,150,000 shares of common stock, and 2,121,029 pre-funded warrants to purchase shares of common stock, and series D warrants to purchase up to 6,543,058 shares of common stock. The combined purchase price for the securities was $1.07 per share of common stock (or pre-funded warrant in lieu thereof). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full, subject to the beneficial ownership limitation. Each common warrant will be exercisable upon the receipt of shareholder approval, will have an exercise price of $1.07 per share, and expire five years from the initial exercise date. The Company received gross proceeds of $3.5 million.

In February 2025, the Company entered into a warrant exercise inducement offer letter with a holder of certain existing warrants to receive new warrants to purchase up to a number of shares of common stock equal to 200% of the number of warrant shares issued pursuant to the exercise of such existing warrants to purchase up to 5,828,570 shares of common stock (series C warrants) pursuant to which the Holder agreed to exercise for cash their existing warrants at a reduced exercise price of $1.00 in exchange for the Company's agreement to issue the inducement warrants to purchase up to 11,657,140 shares of the Company's common stock. Each inducement warrant will have an exercise price of $0.75, and will be exercisable as of the date of issuance and may be exercised for a period of five years therefrom. The Company received gross proceeds of $5.8 million. This brings the total gross proceeds received in February 2025 to $9.3 million.

In August 2024, the Company entered into a securities purchase agreement with an institutional investor for the sale by the Company of 283,000 shares of common stock, and 2,183,368 pre-funded warrants to purchase shares of common stock, series A warrants to purchase up to 2,466,368 shares of common stock, series B warrants to purchase up to 2,466,368 shares of common stock, and placement agent warrants. The combined purchase price for the securities was $2.23 per share of common stock (or pre-funded warrant in lieu thereof). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full, subject to the beneficial ownership limitation. Each common warrant has an exercise price of $2.23 per share and will be exercisable beginning on the effective date of shareholder approval. The series A warrants expire on the earlier of (i) two years from the initial exercise date, or (ii) 60 days from the Company's public announcement that it has achieved the series A milestone event. The series B warrants expire on the earlier of (i) five years from the initial exercise date, or (ii) six months from the Company's public announcement that it has achieved the series B milestone event. The series A milestone event means the Company releases interim data for the first subject group from the MIRACLE trial whereby the complete remission rate for either dose of the Company's study drug is greater than placebo; and series B milestone event means the Company releases final topline data from the MIRACLE trial and documented a statistically significant improvement in the primary efficacy endpoint. In addition, in August 2024, the Company entered into a warrant amendment agreement, pursuant to which the Company agreed that effective upon closing of the offering, and subject to shareholder approval, to amend 895,834 existing warrants originally issued on December 26, 2023 at an exercise price of $9.60 per share and a termination date of February 14, 2029, so that the amended warrants would have a reduced exercise price of $2.23 per share and would expire five years from the date of shareholder approval. The Company calculated the valuation of the warrant amendment immediately prior to the offering, as well as the valuation of the warrant amendment with the repriced terms, and a 91% probability of obtaining shareholder approval. The loss on modification of the warrants of $0.4 million was recorded as a loss on issuance of warrant liabilities during the year ended December 31, 2024. In October 2024, the Company’s shareholders approved the issuance of both the August 2024 warrants, as well as the warrant amendment. The Company received gross proceeds of $5.5 million, before deducting the placement agent's fees and other offering expenses payable by the Company. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. As the fair value of the liability classified warrants in the August 2024 offering exceeded the total proceeds, no consideration was allocated to the Common Shares or Pre-Funded Warrants. The full proceeds of the August 2024 offering were recorded to warrant liabilities, with an initial liability of $6.1 million, and a loss on initial recognition of $0.8 million. Transaction costs related to the offering were correspondingly fully allocated to warrant liabilities, and $1.0 million in related transaction costs were expensed for the year ended December 31, 2024. In February 2025, the warrants associated with the August 2024 agreement were exercised in full as part of the warrant inducement, as discussed above.

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

Lincoln Park Equity Line

The Company did not utilize the 2021 Lincoln Park purchase agreement during the year ended December 31, 2024. The 2021 Lincoln Park Agreement terminated in June 2024.

Other Components of Equity

In March 2024, the Company issued 6,834 shares of common stock to consultants in exchange for services to be provided. In addition, during the year ended December 31, 2024, the Company issued 20,485 shares of common stock related to the vesting of restricted stock units.

Preferred Stock

The Company's certificate of incorporation authorizes the Company to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. No preferred stock was issued or outstanding as of December 31, 2024.

Warrant Background

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

At December 31, 2024 and 2023, the Company has the following warrants outstanding:

	Number of Shares Under Outstanding Warrants at December 31, 2024	Number of Shares Under Outstanding Warrants at December 31, 2023	Weighted Average Exercise Price at December 31, 2024	Remaining Contractual Life at December 31, 2024 (Years)
Liability Classified Warrants (1)
Issued March 2019	—	17,573	$—	—
Issued April 2019	—	58,336	—	—
Issued February 2020	67,670	67,670	94.50	0.6
Issued December 2023	939,316	939,316	2.57	4.8
Issued August 2024	5,056,054	—	2.24	3.4
	6,063,040	1,082,895	$3.32
Equity Classified Warrants
Issued April 2020 - Consulting	—	1,112	$—	—
Issued December 2020 - Consulting	556	556	70.80	1.0
Issued April 2021 - Consulting	4,767	4,767	54.45	1.3
Issued August 2021 - Consulting	16,667	16,667	46.20	6.6
Issued June 2022 - Consulting	3,334	3,334	22.35	7.5
Issued September 2022 - Consulting	16,667	16,667	18.60	7.7
Issued June 2023 - Consulting	10,001	10,001	9.00	8.5
Issued August 2023 - Consulting	6,667	6,667	9.30	3.6
Issued December 2023 - Pre-Funded Warrants	—	229,506	—	—
Issued March 2024 - Consulting	3,334	—	9.15	9.2
Issued August 2024 - Pre-Funded Warrants	1,649,000	—	0.001	n/a
Issued October 2024 - Consulting	36,000	—	2.36	9.8
	1,746,993	289,277	$0.99
Balance outstanding	7,810,033	1,372,172	$2.80

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

The assumptions used in determining the fair value of the Company’s outstanding liability classified warrants are as follows:

Year Ended December 31,
	2024	2023
Risk-free interest rate	4.2% to 4.4%	3.8% to 5.4%
Volatility	76.9% to 99.4%	79.5% to 108.7%
Expected life (years)	0.6 to 4.8	0.3 to 5.0
Dividend yield	—%	—%

In addition, for the Series A and Series B warrants issued in August 2024, the assumptions used for the probability of the milestone events successfully occurring were 75% and 25%, respectively, as of December 31, 2024.

A summary of the Company's liability classified warrant activity during the year ended December 31, 2024 and related information follows:

	Number of Shares Under Warrant	Range of Warrant Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2023	1,082,895	9.60 to 157.50	$24.32	5.1
Granted	5,056,054	2.23 to 2.79	$2.24	3.4
Expired	(75,909)	99.00 to 157.50	$143.96	—
Outstanding at December 31, 2024	6,063,040	2.23 to 94.50	$3.32	3.5

Vested and Exercisable at December 31, 2024	6,063,040	2.23 to 94.50	$3.32	3.5

For a summary of the changes in fair value associated with the Company's warrant liability for the years ended December 31, 2024 and 2023, see Note 2. Basis of presentation, principles of consolidation and significant accounting policies – Fair Value of Financial Instruments.

Equity Classified Warrants

In January 2025, the Company granted equity-classified warrants to two consultants to purchase up to 50,000 shares each of Company common stock with a ten-year term and an exercise price of $1.64. The first 50,000 of these warrants vest based on performance of certain services, and the other 50,000 vest annually over four years.

In October 2024, the Company issued consultants ten-year warrants to purchase up to 36,000 shares of common stock (taking into account the reverse stock splits we have completed). 30,000 warrants vest annually over a four-year term, 5,000 warrants vest monthly over a three-year term, and 1,000 warrants vested immediately.

In March 2024, the Company issued a consultant a ten-year warrant to purchase up to 3,334 shares of common stock (taking into account the reverse stock splits we have completed). The warrants vest annually over a four-year term.

In August 2023, the Company granted equity-classified warrants to a consultant to purchase up to 6,667 shares (taking into account the reverse stock splits we have completed) of Company common stock with a five-year term and an exercise price of $9.30. The warrants vest based on performance of certain services. As of December 31, 2024, no related vesting criteria were met.

In June 2023, the Company granted equity-classified warrants to purchase 10,000 shares of common stock with a ten-year term and an exercise price of $9.00 vesting annually over four years while services are being performed.

At December 31, 2024 the Company had 1,746,993 equity classified warrants outstanding of which 1,697,744 warrants were exercisable (taking into account the reverse stock splits we have completed). At December 31, 2023, the Company had 289,277 equity classified warrants outstanding of which 266,350 were exercisable (taking into account the reverse stock splits we have completed).

6. Stock Based Compensation

Stock Plan, Stock-based Compensation and Outstanding Awards

In October 2024, the Board of Directors of the Company approved the Company’s 2024 Stock Plan (the "2024 Stock Plan"), which replaced the 2015 Stock Plan. The awards under the 2024 Stock Plan can be in the form of stock options, stock awards, stock unit awards, or stock appreciation rights. All figures herein are taking into account the one-for-fifteen reverse stock split completed March 22, 2024.

Under the terms of the Company’s 2024 Stock Plan, as amended, and approved by its stockholders in October 2024, 1,000,000 shares of the Company’s common stock are available for grant to employees, non-employee directors and consultants. The 2024 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, or stock appreciation rights. As of December 31, 2024, there were 119,166 shares remaining to be granted under the 2024 Stock Plan.

Stock-based compensation expense for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$1,310	$1,439
Research and development	416	545
Total stock-based compensation	$1,726	$1,984

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

Year Ended December 31,
	2024	2023
Risk-free interest rate	4.0% to 4.5%	3.9% to 4.6%
Volatility	89.1% to 98.9%	96.0% to 101.2%
Expected life (years)	5.1 to 6.3	5.5 to 6.3
Expected dividend yield	—%	—%

Stock option activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	249,492	$43.35	$56.70	7.9	$378,606
Granted	542,667	$2.01	$2.52
Forfeited	(6,664)	$13.90	$16.50
Expired	(967)	$15.44	$18.30
Outstanding, December 31, 2024	784,528	$15.03	$19.60	8.9	$—
Exercisable, December 31, 2024	156,413	$60.35	$80.04	6.2	$—

Options granted during 2024 and 2023 have an aggregated grant date fair value of $1.1 million and $0.7 million, respectively, that was calculated using the Black-Scholes option-pricing model. At December 31, 2024, total compensation cost not yet recognized was $1.9 million and the weighted average period over which this amount is expected to be recognized is 2.7 years. The aggregate fair value of options vested was $1.2 million and $1.3 million in the years ended December 31, 2024 and 2023, respectively.

The Company recorded stock compensation expense for the non-employee consulting agreements of $120,000 and $196,000 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, there was $234,000 of unrecognized stock compensation expense related to the Company's equity-classified warrants.

Restricted Stock Units and Performance Restricted Stock Units

Restricted stock units (RSU) are granted with a grant date fair value determined using the closing price of the Company's common stock on the grant date. Restricted stock units vest annually in four equal installments. Additionally, the Company's restricted stock unit agreements provide for full vesting of the restricted stock award in the event of a change of control of the Company.

Performance-based restricted stock units (PSU) are granted primarily to our executive officers and only vest when specific conditions are met based on pre-established performance goals for the Company. PSUs are expensed only when meeting those conditions are deemed probable.

RSU and PSU activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested Shares, December 31, 2023	93,895	$15.49	7.3
Granted	340,834	$2.48
Vested	(27,348)	$19.65
Unvested Shares, December 31, 2024	407,381	$4.32	2.9

As of December 31, 2024, total compensation cost not yet recognized was $1.3 million and the weighted average period over which this amount is expected to be recognized is 2.9 years. In June 2023, the Company granted 65,292 shares of restricted stock units with a weighted average fair value of $9.00 per share at the date of grant (taking into account the reverse stock splits we have completed), which vest annually in four installments. In June 2022, the Company granted 30,156 shares of restricted stock units with a weighted average fair value of $22.35 per share (taking into account the reverse stock splits we have completed) at the date of grant, which vest annually in four equal installments.

In December 2023, the Company granted to the Company's executive officers 73,334 performance-based restricted stock units (taking into account the reverse stock splits we have completed). Each PSU will vest upon the first of the following to occur: (a) a licensing transaction with a valuation, at the time, in excess of $150 million, which valuation shall be determined by the Board; (b) the filing of a new drug application; or (c) upon a Change in Control (as defined in the Plan), in each case subject to the respective executive officer's continued service with the Company as of each such vesting date. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. As of the date of issuance and through December 31, 2024, none of the performance goals were deemed probable, and as a result, no expense was recognized for these performance-based vesting awards.

7. Income Taxes

The provision for income taxes consists of the following components (in thousands):

Year Ended December 31,
	2024	2023
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Current income tax benefit	—	—
Deferred expense (benefit):
Federal	—	—
State	—	—
Foreign	—	—
Deferred income tax expense	—	—
Total	$—	$—

The following summarizes activity related to the Company’s valuation allowance (in thousands):

	Year Ended December 31,
	2024	2023
Valuation allowance at beginning of period	$32,308	$25,696
Change charged to expense (income)	6,329	6,612
Release of valuation allowance	—	—
Valuation allowance at end of period	$38,637	$32,308

A reconciliation of the income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Federal tax benefit at statutory rate	$4,570	21.0%	$6,251	21.0%
State tax benefit net of federal	701	3.2%	118	0.4%
Foreign rate differential	17	0.1%	59	0.2%
Change in deferred tax rates	34	0.2%	—	—%
Stock warrant costs	1,286	5.9%	(219)	(0.8)%
Other permanent differences	(60)	(0.3)%	(73)	(0.2)%
Permanent provision to return items	(134)	(0.6)%	662	2.3%
Stock compensation change	(85)	(0.4)%	(82)	(0.3)%
Uncertain tax provision	—	—%	(103)	(0.4)%
Increase in valuation allowance	(6,329)	(29.1)%	(6,613)	(22.2)%
Total tax (expense) benefit	$—	—%	$—	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Start-up costs	$11,792	$9,621
Federal net operating loss carryforwards	12,965	11,598
174 R&D Carryforward	8,935	6,636
State tax loss carryforwards	560	258
Foreign net operating loss carryforwards	332	377
Fixed Assets	14	9
Tax credit carryforward	1,919	1,919
ROU Liability	104	123
Deferred compensation	2,108	1,879
Total deferred tax assets	$38,729	$32,420
Less valuation allowance	(38,637)	(32,308)
Net deferred tax assets	$92	$112
Deferred tax liabilities:
ROU Asset	$(92)	$(112)
Total deferred tax liabilities	$(92)	$(112)
Net deferred taxes	$—	$—

The Company has incurred net operating losses since inception. As of December 31, 2024, the Company had total US federal operating loss carry forwards of approximately $61.7 million. Of this, $6.1 million will expire commencing in 2035, with the rest having no set expiration date. The value of these carryforwards depends on the Company’s ability to generate taxable income. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates of the carry forwards the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. Net operating loss carry forwards generated in the 2018 and later years do not expire, but will only be able to offset 80% of future taxable income. Finally, the Company has not undertaken a detailed analysis of the application of IRC Section 382 with respect to limitations on the utilization of net operating loss carryforwards and other deferred tax assets as management does not believe an ownership change has occurred within the meaning of IRC Section 382. Management intends to undertake a Section 382 analysis prior to the utilization of any net operating loss carryforwards in the future. Based on current and ongoing losses, there is a full valuation allowance against the deferred tax asset for these carryforwards.

The Company conducts business in various locations and, as a result, files income tax returns in the United States federal jurisdiction, in multiple state jurisdictions, and internationally as required. As of December 31, 2024, the Company had state operating losses of approximately $4.0 million which expire commencing in 2036. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the US federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

Management has evaluated the positive and negative evidence for the realizability of its deferred tax assets. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2024. A valuation allowance of $38.6 million and $32.3 million has been established at December 31, 2024 and 2023, respectively. The change in the valuation allowance for the year ended December 31, 2024 was primarily due to additional operating losses and capitalized research costs.

The Company undertakes research and development (R&D) activities that qualify for certain tax credits for US and Australian income tax purposes. The Company has a full valuation allowance against its US federal R&D tax credits. For the 2024 tax year, there may be a potential Australian research and development tax credit, as the Company is increasing research and development activities in Australia. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentives when it is probable that 1) the Company will comply with relevant conditions of the program and 2) there is reasonable assurance the claim will be recovered. During the years ended December 31, 2024 and 2023, respectively, the Company has not recorded the Australian tax incentive as it is not yet probable that the terms and claim will be recovered. The federal research credits will begin to expire in the years 2037 through 2041, if not utilized.

The Company has a liability for unrecognized tax benefits of $0.3 million (excluding accrued interest and penalties) as of December 31, 2024. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of year	$339	$236
Additions for tax positions related to the current year	—	103
Additions for tax positions related to prior years	—	—
Reductions due to lapse of statutes of limitations	—	—
Decreases related to settlements with tax authorities	—	—
Balance, end of year	$339	$339

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to December 31, 2024 within the next year.

Starting in 2022, changes to Internal Revenue Code Section 174 made by the Tax Cuts and Jobs Act of 2017 no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. As a result the Company capitalized such costs in its 2024 and 2023 income tax provision, resulting in an increase in deferred tax assets.

Australia R&D Tax Incentive

The Australian government provides an incentive for research and development carried out in their country in the form of refundable tax credits if certain conditions are met. Management assesses the Company's R&D activities and expenditures to determine which activities and expenditures are likely to be eligible under the Australian tax incentive. Annually, management estimates the refundable tax credit available to the Company based on available information and submits an application to the Australian tax authority for R&D credit approval. The Company recognizes the refundable R&D tax credits when there is reasonable assurance that the terms have been met, the refund will be received, the relevant expenditures have been incurred, and the consideration can be reliably measured. In December 2024, the Company received $0.2 million as a refundable R&D tax credit for its 2023 R&D activities in Australia, which was recorded as a reduction to research and development expense in the consolidated statements of operations when the aforementioned criteria were met.

8. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies for the years ended December 31, 2024, and December 31, 2023, respectively.

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

In June 2022, the Company entered into a Second Amendment to its Lease Agreement (Lab Lease) which it uses for lab space. The term of the Lease will continue through September 30, 2027, with no further right or option to renew. The Company is required to remit base monthly rent which will increase at an average approximate rate of 3% each year. The Lab Lease is classified as an operating lease. In August 2019, the Company entered into a sublease (which was extended in 2022 in connection with the lease extension) with a related party, Houston Pharmaceuticals, Inc. (HPI). The Company has granted HPI access to all of its Lab Lease space and HPI has agreed to pay the Company 50% of the Company's rent payable under the Lab Lease less 50% of any benefits from any sublease or other lab service agreement the Company may receive from its Lab Lease. Although HPI has access to the Company's Lab Lease space, it is the intent of the parties that they equally share the Lab Lease space for research purposes. The Company recorded approximately $49,000 in sublease income from the related party for the years ended December 31, 2024 and December 31, 2023. Sublease income is recorded as other income on the Company's consolidated statement of operations and comprehensive loss.

The following summarizes quantitative information about the Company's operating leases for the years ended December 31, 2024, and December 31, 2023, respectively (in thousands):

	Year Ended December 31,
	2024	2023
Lease cost:
Operating lease cost	$150	$137
Variable lease cost	24	19
Total	$174	$156

Other supplemental cash flow information for operating leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$146	$134

As of December 31, 2024, future minimum leases under ASC 842 under the Company's operating leases were as follows (in thousands):

Maturity of lease liabilities	As of December 31, 2024
2025	$159
2026	164
2027	141
2028	61
2029	41
2030 and thereafter	—
Total lease payments	566
Less: imputed interest	(88)
Present value of operating lease liabilities	$478

As of December 31, 2024, the weighted average remaining lease term for operating leases is 3.7 years, and the weighted average discount rate is 9.6%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses an incremental borrowing rate based on a peer analysis using information available at the commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Licenses

MD Anderson

Under agreements associated with Annamycin, the WP1122 Portfolio and the WP1066 Portfolio all described below, the Company is responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees can cost as high as $0.1 million depending upon the anniversary, milestone payments for the commencement of phase II and phase III clinical trials, for the submission of an NDA to the FDA and for the receipt of marketing approval for sale of a license product can cost as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $229,000 and $258,000, respectively, for the years ended December 31, 2024 and 2023.

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

WP1122 Portfolio

The rights and obligations to an April 2012 Patent and Technology License Agreement entered into by and between IntertechBio and MD Anderson (2012 Agreement) have been assigned to MBI. Therefore, MBI has obtained a royalty-bearing, worldwide, exclusive license to intellectual property, including patent rights, related to its WP1122 Portfolio and to its drug product candidate, WP1122. On October 21, 2022, the Company entered into a new patent and technology license agreement (2022 Agreement) with MD Anderson for an additional molecule under the WP1122 Portfolio. On December 3, 2021, the Company entered into a new patent and technology license agreement (2021 Agreement) with MD Anderson licensing certain technology related to WP1122 anti-viral treatments. The 2012 Agreement was amended in May 2020 to allow for the extension of certain milestones. The initial milestone required the Company to file an IND with the FDA for a Phase I study by February 20, 2021. The Company extended the deadline for this milestone by six months by making the required extension payment, and the Company has the right to receive two additional six-month extensions in the future by making additional extension payments. On August 3, 2021, the Company filed a CTA for the application of WP1122 in the United Kingdom to commence a Phase 1a clinical trial of WP1122. MD Anderson agreed that this CTA filing would further extend the deadline to file an IND with the FDA for a Phase I study until February 2022. In December 2021, the Company submitted an IND for the treatment of GBM with WP1122 to the FDA, thus meeting the IND filing milestone. The term of the 2012 agreement extends until the later of 15 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. In addition, MD Anderson may terminate the 2012 agreement if the Company fails to commence a Phase 2 study for licensed product prior to November 20, 2024, which has not occurred. The term of the 2021 agreement extends until the later of 20 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. In an effort to reduce costs, the Company is in the process of replacing its licenses on WP1122 with an option on WP1122 with MD Anderson. Such discussions are being held in conjunction with extending our sponsored research with MD Anderson. There can be no assurance that this process will result to the Company’s satisfaction.

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

HPI

MBI entered into an outlicensing agreement with HPI, pursuant to which it granted certain intellectual property rights to HPI, including rights covering the potential drug candidate, WP1066 (HPI Out-Licensing Agreement). Upon payment of the option repurchase payment in 2019, the HPI Out-Licensing Agreement was terminated and MBI regained all rights to the licensed subject matter and rights to any and all development data and any regulatory submissions including any IND, NDA or ANDA related to the licensed subject matter and can end the license without any other obligation. The Company has two current agreements with HPI. The first agreement, which was renewed in May 2022, continues a prior consulting arrangement with HPI and requires payments for $43,500 per quarter. The second agreement, which can be cancelled with sixty days notice by either party, allows the Company's employees access to laboratory equipment owned by HPI and this requires a payment of $15,000 per quarter to HPI. Total expenses related to HPI were $234,000 for the years ended December 31, 2024 and 2023.

Sponsored Research Agreements with MD Anderson

MBI has a Sponsored Laboratory Study Agreement with MD Anderson expiring March 31, 2025, and is expected to be extended, however there can be no assurance that this effort will be successful. In January and February 2025, the Company entered into an amendments to the Sponsored Research Agreement with MD Anderson for total additional payments to MD Anderson of $0.3 million to support the continuation of the project. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. The expenses recognized under the agreements were $2,049,000 and $775,000, respectively for the years ended December 31, 2024 and 2023.

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

Employment Agreements

 The Company has agreements with certain executive and other employees to provide benefits in the event of termination. The base salary and certain other benefits would aggregate approximately $5.5 million using the rate of compensation in effect at December 31, 2024.

9. Subsequent Events

Subsequent events occurring after December 31, 2024 are discussed elsewhere in these notes.