Form 10-K/A
period 2024-12-31
Moleculin Biotech, Inc.
filed 2025-04-18
CIK 1659617

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

EXPLANATORY NOTE

Moleculin Biotech, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 21, 2025, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

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

Moleculin Biotech, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2024. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Walter V. Klemp	65	Chairman of the Board, President and Chief Executive Officer
Jonathan P. Foster	61	Executive Vice President and Chief Financial Officer
Donald Picker	79	Chief Scientific Officer
Robert E. George	74	Director
Michael D. Cannon	79	Director
John Climaco	56	Director
Elizabeth A. Cermak	67	Director
Joy Yan	45	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Walter V. Klemp - Chairman of the Board, President and Chief Executive Officer

Mr. Klemp is a co-founder of our company and has served as our chairman of the board and chief executive officer since July 2015 and as president since August 2017. Mr. Klemp has also served as Executive Chairman of the Board of Autonomix Medical, Inc. (Nasdaq: AMIX) since January 2022. From July 2018 until December 2021, Mr. Klemp served as executive chairman on the board of directors of Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics. In December 2021 Soliton, Inc. was acquired by AbbVie, Inc. From November 2011 to July 2018, Mr. Klemp served as chief executive officer of Soliton. Mr. Klemp served as president and chief executive officer of Zeno Corporation from 2004 to April 2011, where he developed and marketed dermatology devices and drugs from concept through FDA approval and market launch. From 1987 to 2000, Mr. Klemp served as chief executive officer and chairman of Drypers Corporation, a publicly traded multinational consumer products company that was listed as #1 on the INC 500 List of America’s Fastest Growing Companies. We believe that Mr. Klemp’s history with our company and background, coupled with his extensive experience in the medical field, provide him with the qualifications to serve as a Chairman of the Board and CEO.

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

Prior to that Mr. Foster served in various C-suite capacities with public and private companies with his start beginning as Manager at Deloitte & Touche, LLP. Mr. Foster served on the Board of Financial Institutions for the State of South Carolina from 2006 to 2012 and from June 2018 until December 2021 served on the Board of Directors of Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics, where he was the chair of the Audit and Compensation Committees and the past chair of the Nominating & Governance Committee. In December 2021 Soliton, Inc. was acquired by AbbVie, Inc. Since June 2021, Mr. Foster has served on the Board of Directors of Volcon, Inc. (VLCN), an electric off-road vehicle company listed on Nasdaq, where he is the past chair and current member of the Audit Committee, a member of the Nominating & Governance Committee and is the Chair of the Compensation Committee. Mr. Foster has also served on the Board of Directors of Autonomix Medical, Inc. (AMIX), a medical device company listed on Nasdaq, since January 2022. There he serves as the chair of the Audit and Compensation committees. Mr. Foster is a Certified Public Accountant (South Carolina) and holds the designation of Chartered Global Management Accountant from the American Institute of Certified Public Accountants. He received his BS in Accounting from Clemson University in 1985.

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

Robert E. George - Director

Mr. George joined our Board of Directors upon our IPO. He was a partner with the international accounting firm of PricewaterhouseCoopers (PWC) for 27 years until 2010, where his client service sectors included healthcare, among others. Mr. George currently serves as Chairman of the Audit Committee for The University of Texas Health Science Center at Houston and, from 2011-2024, was a member of The University of Texas at Austin McCombs Graduate School of Business accounting faculty. Mr. George has a B.B.A. - Accounting (cum laude) from the University of North Texas. We believe Mr. George’s deep and broad level of expertise in financial accounting and reporting matters, particularly in the healthcare sector, as a former audit partner at PricewaterhouseCoopers provide him with the qualifications to serve as a director.

Michael D. Cannon - Director

Mr. Cannon joined our Board of Directors upon our IPO. Between 1997 and 2004, Mr. Cannon was the Chief Science Officer, EVP and a Director of SICOR, Inc., a U.S. public pharmaceutical company, until its acquisition by Teva Pharmaceutical Industries, Inc. SICOR focused on generic finished dosage injectable pharmaceuticals, active pharmaceutical ingredients and biogenerics. While at SICOR, he oversaw the acquisition and development of the biological business, including initiation and management of international partnerships, as well as on the design, construction, and licensure of protein manufacturing facilities. From July 2005 to December 2009, Mr. Cannon was a member of the scientific advisory board of Trevi Health Ventures LP, a New York investment fund specializing in health care investments. From May 2005 until December 2011, Mr. Cannon was a partner in a private partnership formed to evaluate and perform preliminary development of intellectual property in the healthcare sector. Since 2005, Mr. Cannon has served as a board member for several private companies. Mr. Cannon currently serves on the boards of directors of three privately held biotech companies. He previously served on the board of directors of Athenex, Inc., a public company traded on the Nasdaq. Mr. Cannon has a degree in chemistry from Fordham College. We believe Mr. Cannon’s distinguished career in the biotechnology field, particularly as Chief Science Officer, EVP and a Director of SICOR, a publicly traded company, provide him with the qualifications to serve as a director.

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

Joy Yan - Director

Dr. Yan joined our Board of Directors in March 2022. Dr. Yan is a biopharma executive and oncology physician-scientist with extensive experience in early and late clinical development with a successful track record leading the development of multiple oncology products from strategic planning through global submissions and approvals. Dr. Yan currently serves as the Corporate Deputy General Manager of Hengrui Pharmaceutical, after her tenure as the Chief Medical Officer of Keymed Bioscience. She was also an Independent Board Director at Checkmate Pharmaceuticals. She served as a member of the Scientific Advisory Board at Ambrx, after her role as the Chief Medical Officer of Ambrx, where she led the pipeline strategy and quickly advanced the development programs. She also assisted on the cross-over financing and IPO. Previously at Bristol Myers Squibb, she led the successful development of multiple oncology products from strategic planning through global submissions and approvals, including BMS’ first FDA Pilot Programs (RTOR, Project ORBIS, AAid) for nivolumab and ipilimumab. She also has broad clinical development experience from her roles with Janssen and Bayer, where she led Phase 1, 2 and 3 studies exploring a variety of MOAs and evaluated NMEs (daratumumab, radium-223, anti-IL3R, Bi-specifics, ADCs, TKIs) across multiple tumor types. Dr. Yan completed her Ph.D. in Biochemistry & Molecular Biology at Johns Hopkins University. She received her M.D. from China Medical University and completed her residency and clinical fellowship at University of Washington. We believe Dr. Yan’s extensive experience with early and late clinical development provides her with the qualifications to serve as a director.

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

The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors with respect to the annual compensation and benefits for our Chief Executive Officer, Chief Financial Officer and other executive officers. The Compensation Committee also, among other things, reviews compensation of the Board, reviews and makes recommendations on all new executive compensation programs that are proposed for adoption and administers the Company’s equity incentive plans.

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

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. This policy also is affirmed by our domestic third party vendors, and our international vendors either affirm this policy or a similar, local, more applicable policy, regulation, or law. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information.

Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our named executive officers for the years ended December 31, 2024 and 2023, which consist of our principal executive officer and our two other most highly compensated executive officers, are:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Walter V. Klemp, Chairman, President - Chief Executive Officer (3)	2024	565,000	375,000	281,750	197,481	39,528	1,458,759
	2023	565,000	292,500	323,625	196,431	37,043	1,414,598
Jonathan P. Foster, Executive Vice President and Chief Financial Officer (4)	2024	405,000	200,000	202,125	128,363	54,151	989,639
	2023	405,000	156,000	155,813	73,662	50,167	840,642
Donald Picker, Chief Scientific Officer (5)	2024	340,000	160,000	85,750	78,992	29,320	694,062
	2023	340,000	124,800	63,563	49,108	21,635	599,106

(1)         Represents the full grant date fair value of the option grant or restricted stock unit calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. For a summary of the assumptions made in the valuation of the awards, please see Note 6 to our financial statements as of and for the period ended December 31, 2024 included in the 2024 Annual Report.

(2)          Represents payments made by us for medical coverage, term life, dental vision, short and long-term disability, voluntary AD&D and Voluntary life.

(3)         Mr. Klemp's bonus for 2024 of $375,000 has been accrued and is accruing at 8% interest. 50% of this bonus was paid in April 2025, and the remainder has not yet been paid. Mr. Klemp's equity awards in 2024 consisted of 100,000 stock options with a grant date fair value of $197,481, and 115,000 restricted stock units with a grant date fair value of $281,750. Mr. Klemp's equity awards in 2023 consisted of 26,667 stock options with a grant date fair value of $196,431, and 35,959 restricted stock units with a grant date fair value of $323,625.

(4)         Mr. Foster's bonus for 2024 of $200,000 has been accrued and is accruing at 8% interest. 50% of this bonus was paid in April 2025, and the remainder has not yet been paid. Mr. Foster's equity awards in 2024 consisted of 65,000 stock options with a grant date fair value of $128,363, and 82,500 restricted stock units with a grant date fair value of $202,125. Mr. Foster's equity awards in 2023 consisted of 10,000 stock options with a grant date fair value of $73,662, and 17,313 restricted stock units with a grant date fair value of $155,813.

(5)         Mr. Picker's bonus for 2024 of $160,000 has been accrued and is accruing at 8% interest. 50% of this bonus was paid in April 2025, and the remainder has not yet been paid. Mr. Picker’s equity awards in 2024 consisted of 40,000 stock options with a grant date fair value of $78,992, and 35,000 restricted tock units with a grant date fair value of $85,750. Mr. Picker’s equity awards in 2023 consisted of 6,667 stock options with a grant date fair value of $49,108, and 7,603 restricted tock units with a grant date fair value of $63,563.

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

Annual Base Salary

For the 2023/2024 Compensation Year, the base salaries for Mr. Klemp, Mr. Foster, and Dr. Picker were $565,000, $405,000, and $340,000, respectively. For the 2024/2025 Compensation Year, the base salaries for Mr. Klemp, Mr. Foster, and Dr. Picker were unchanged.

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

The actual performance-based annual bonus paid is calculated by multiplying the executive’s annual base salary, target bonus percentage, the percentage attainment of the corporate goals established by the Board for such year, which represents the total potential bonus payable to named executive officers, and the percentage attainment of the individual goals approved by the Compensation Committee with respect to other executive officers. However, the Compensation Committee is not required to calculate bonuses in this manner and retains discretion in the amounts it awards and the factors it takes into consideration in determining bonus amounts. At the end of the compensation year, the Compensation Committee reviews performance against goals and objectives and approves the extent to which each of the corporate and individual goals and objectives were achieved, and, for each named executive officer, the amount of the bonus awarded.

For the 2022/2023 compensation year, bonuses were awarded based on the achievement of specified corporate goals, including the progress of clinical trials, the improvement of internal controls and the ability to maintain sufficient funding, and individual goals, as applicable. Based on the level of achievement, the Compensation Committee awarded Mr. Klemp, Mr. Foster and Dr. Picker 78%, 78%, and 78%, respectively, of their potential bonuses for the 2022/2023 compensation year. In addition, in August 2022, the Compensation Committee approved the potential payment of a cash bonus to Mr. Klemp of $375,000 payable upon the dosing of the first patient in our Phase 2 clinical trial of Annamycin for the treatment of soft tissue sarcoma lung metastases. This objective was satisfied in November 2022 and has been included in the table for 2022. These actual bonus amounts are reflected in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table above.

In November 2024, the Compensation Committee of the Board of Directors took the following actions in connection with the executive compensation for the 2023/2024 compensation year (June 1, 2023 to May 31, 2024) with its named executive officers (Walter Klemp, President and Chief Executive Officer; Jonathan P. Foster, Executive Vice President and Chief Financial Officer; and Dr. Donald Picker, Chief Scientific Officer): (i) cash bonuses in the aggregate amount of $735,000 were granted based on the full achievement of the goals and objectives for the compensation year, however the payment of the bonuses was accrued and will be paid the earlier of a) 364 days or b) approval by the CEO after consultation with the Board of Directors; and (ii) the Compensation Committee agreed that the accrued bonuses will earn interest at a rate of 8% per annum. In April 2025, the Company paid 50% of the executive bonuses and accrued interest from the 2023/2024 compensation year (June 1, 2023 to May 31, 2024).

Long-Term Incentives

Our 2024 Stock Plan provides for the grant of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants.

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

In addition, on December 29, 2023, the Compensation Committee and Board approved the grant of performance-based restricted stock units (each, a “PSU”) under our Stock Plan to Mr. Klemp, Mr. Foster and Dr. Picker with 43,590 PSUs, 19,180 PSUs, and 5,744 PSUs, respectively. Each PSU will only vest upon both of two performance conditions listed below:

(A) The approval of the Plan Amendment by the Company stockholders; which occurred on October 24, 2024; and

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

Equity Awards

The following table sets forth certain information concerning our outstanding equity awards for our named executive officers at December 31, 2024.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards (2)
Name	Grant Date of Equity Award	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexerciseable (1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($) (3)	Number of shares or units of stock that have vested in 2024 (#) (5)	Market value of shares or units of stock that have vested ($) (5)
Walter V. Klemp, Chairman, President - Chief Executive Officer	11/4/2024	—	100,000	2.45	11/4/2034	115,000	195,500
	(4)					43,590	(4)	-	-
	6/22/2023	6,667	20,000	9.00	6/22/2033	26,969	45,847	8,990	33,623
	6/20/2022	7,500	7,500	22.35	6/20/2032	7,500	12,750	3,750	14,175
	6/16/2021	11,182	3,727	55.95	6/16/2031	1,667	2,834	1,667	6,901
	7/2/2020	5,556	—	83.40	7/2/2030	—	—	982	3,506
	7/11/2019	5,556	—	117.90	7/11/2029	—	—	—	—
	6/6/2018	5,556	—	163.80	6/6/2028	—	—
	10/3/2017	3,778	—	224.10	10/3/2027	—	—
Jonathan P. Foster, Executive Vice President and Chief Financial Officer	11/4/2024	—	65,000	2.45	11/4/2034	82,500	140,250
	(4)					19,180	(4)	-	-
	6/22/2023	2,500	7,500	9.00	6/22/2033	12,984	22,073	4,329	16,190
	6/20/2022	5,167	5,167	22.35	6/20/2032	5,422	9,217	2,712	10,251
	6/16/2021	5,439	1,813	55.95	6/16/2031	833	1,416	834	3,453
	7/2/2020	5,112	—	83.40	7/2/2030	—	—
	7/11/2019	3,500	—	117.90	7/11/2029	—	—
	6/6/2018	3,345	—	163.80	6/6/2028	—	—
	10/3/2017	1,612	—	224.10	10/3/2027	—	—
	8/19/2016	4,445	—	526.50	8/19/2026	—	—
Donald Picker, Chief Scientific Officer	11/4/2024	—	40,000	2.45		35,000	59,500
	(4)					5,744	(4)	-	-
	6/22/2023	1,667	5,000	9.00	6/22/2032	5,297	9,005	1,766	6,605
	6/20/2022	2,167	2,167	22.35	6/20/2032	2,156	3,665	1,078	4,075
	6/16/2021	3,135	1,044	55.95	6/16/2031	—	—
	7/2/2020	1,112	—	83.40	7/2/2030	—	—
	7/11/2019	1,112	—	117.90	7/11/2029	—	—
	6/6/2018	834	—	163.80	6/6/2028	—	—
	10/3/2017	667	—	224.10	10/3/2027	—	—

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

(3)         Based on the closing price of our common stock on December 31, 2024 of $1.70.

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

Each such PSU will only vest upon the first of the following to occur: (a) a licensing transaction with a valuation, at the time, in excess of $150 million, which valuation shall be determined by the Board; (b) the filing of a new drug application; or (c) upon a Change in Control (as defined in the Stock Plan), in each case subject to the respective executive officer’s continued service with us as of each such vesting date. The Company has not recognized any compensation expense related to these awards as the achievement of the Performance Metric is not yet deemed to be probable, as none of the goals have been achieved to date.

(5)         Consists of the gross restricted stock unit awards which vested during 2024, prior to any shares withheld for taxes, for the year ended December 31, 2024.

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

Director Compensation

Our Compensation Committee has engaged Pay Governance LLC, an independent compensation consultant, to advise them on matters relating to our non-employee director compensation program. Based on a review of a compensation study prepared by Pay Governance, our Compensation Committee recommended to our Board and our Board approved the following policy for compensating non-employee members of the Board:

•     Each non-employee director shall receive annual cash compensation of $40,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee shall receive an annual compensation of $15,000, $10,000 and $8,000, respectively; the other members of such committees shall receive an annual compensation of $7,500, $5,000 and $4,000, respectively; and the Lead Independent Director shall receive an annual compensation of $20,000. Cash payments will be made quarterly within 15 days after calendar quarter end.

•     Upon the initial appointment (or election) of non-employee directors to the Board, the director will be issued a 10-year option to purchase 20,000 shares of our common stock, under our 2024 Stock Plan, with 3-year annual vesting and an exercise price equal the closing price of our common stock on the date of the appointment (or election).

•     Annually, on the date of our annual meeting, each non-employee director that is re-elected at the annual meeting will be issued, upon a motion and approval of the Board of Directors, a 10-year option to purchase 10,000 shares of our common stock, under our 2024 Stock Plan, with 1-year annual vesting and an exercise price equal the closing price of our common stock on the date of the annual meeting.

The following table sets forth the total compensation earned by our non-employee directors in 2024 (Mr. Klemp does not earn additional compensation for his services on the Board, and his compensation is fully reflected in the “Summary Compensation Table” above):

Name	Year	Fees earned or paid in cash ($)	Option awards ($) (1)	Total ($)
Michael D. Cannon	2024	$61,500	$17,800	$79,300
Robert E. George	2024	$68,000	$17,800	$85,800
John Climaco	2024	$76,500	$17,800	$94,300
Elizabeth Cermak	2024	$56,500	$17,800	$74,300
Joy Yan	2024	$40,000	$17,800	$57,800

(1)          Represents the full grant date fair value of the option award our board approved and granted to each non-employee director, calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the director. For a summary of the assumptions made in the valuation of the awards, please see Note 6 to our financial statements as of and for the period ended December 31, 2024 included in the Form 10-K. As of December 31, 2024, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Mr. Cannon - 15,336 shares; Mr. George - 15,336 shares; Mr. Climaco - 15,169 shares, Ms. Cermak - 14,668 shares, and Ms. Yan - 14,001 shares. None of our non-employee directors held stock awards other than options as of December 31, 2024.

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

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 18, 2025, regarding beneficial ownership of our common stock by:
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

	As of April 18, 2025
	Shares beneficially owned		Percent of Class (1)
Name of Beneficial Owner
Walter V. Klemp	132,874	(2)	Less than 1%
Jonathan P. Foster	49,380	(3)	Less than 1%
Donald Picker	29,490	(4)	Less than 1%
Robert George	16,315	(5)	Less than 1%
Michael Cannon	15,336	(6)	Less than 1%
John Climaco	15,169	(6)	Less than 1%
Elizabeth Cermak	14,668	(6)	Less than 1%
Joy Yan	14,001	(6)	Less than 1%
Directors and Executive Officers as a Group (8 persons)	287,233	(7)	2.00%
5% Holders
Armistice Capital, LLC	339,767	(8)	9.99%

(1) Based on 14,127,494 shares of common stock outstanding as of April 18, 2025.

(2) Includes 15,900 shares held by AnnaMed, Inc. that have been included in the amount for Mr. Klemp. Mr. Klemp has voting and dispositive power over the shares held by AnnaMed, Inc. Includes 59,939 shares underlying options exercisable within 60 days of April 18, 2025.

(3) Includes 38,017 shares underlying options exercisable within 60 days of April 18, 2025.

(4) Of the amount in the table, 7,000 shares held by IntertechBio Corp. have been included in the amounts for Dr. Picker. Dr. Picker shares voting and dispositive power over the shares held by IntertechBio Corp. Includes 14,489 shares underlying options exercisable within 60 days of April 18, 2025.

(5) Includes 15,336 shares underlying options exercisable within 60 days of April 18, 2025.

(6) Consists solely of shares underlying options exercisable within 60 days of April 18, 2025.

(7) Consists of the shares identified in footnotes (2)-(6).

(8) Based solely on the Schedule 13G filed February 14, 2025. Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the "Master Fund"), the direct holder of the shares listed in the table, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities held by the Master Fund and thus may be deemed to beneficially own the securities held by the Master Fund. Steven Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	784,528	19.60	119,166
Equity compensation plans not approved by security holders (2)	97,993	17.56	—

(1) Represents shares of common stock issuable upon exercise of outstanding stock options under our prior 2015 Stock Plan and our current 2024 Stock Plan.
(2) Consists of warrants issued to consultants for services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2022, we entered into a portfolio development advisory agreement with an entity affiliated with Dr. Priebe. In connection with the agreement, we issued the entity a ten-year warrant to purchase 16,667 shares of our common stock with an exercise price of $18.60. The warrant vests as follows: (a) 50% vests upon execution of the agreement, provided the advisor does not terminate the agreement prior to the first anniversary of the agreement; and (b) 50% vests 60 days after the end of the one-year term, subject to the Board of Directors determining that the services provided have been adequately performed; provided that the warrant shall vest in full upon a change of control event.

We currently employ Lindsay Kim, the daughter of Dr. Picker, our Chief Science Officer, as a senior clinical program associate on an at-will basis. Ms. Kim's total compensation is less than $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by Grant Thornton, LLP for their services for the fiscal years ended December 31, 2024 and 2023, respectively, were as follows:
	2024	2023
Audit Fees	$496,185	$332,974
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
TOTAL	$496,185	$332,974

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

Date: April 18, 2025