Form 10-K/A
period 2024-12-31
Moleculin Biotech, Inc.
filed 2025-04-30
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Moleculin Biotech, Inc. is filing this Amendment No. 2 on Form 10-K/A, or this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 21, 2025, as amended by Amendment No. 1 on Form 10-K/A, or Amendment No. 1, filed with the SEC on April 18, 2025, solely for the purpose of including certain interactive data file tagging omitted from Amendment No. 1.

This Amendment No. 2 amends and restates in their entirety Items 10 through 14 of the Original 10-K and Amendment No. 1. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 2 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 2, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 2.

Except as described above, no other changes have been made to the Original 10-K or Amendment No. 1. The Original 10-K and Amendment No. 1 continue to speak as of the date of such filings, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K or Amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K and Amendment No. 1. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K and Amendment No. 1.

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

Date: April 30, 2025