Form 10-Q
period 2025-06-30
Moleculin Biotech, Inc.
filed 2025-08-12
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The registrant had 30,286,168 shares of common stock outstanding at August 5, 2025.

Moleculin Biotech, Inc.

Form 10-Q

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,557	$4,278
Prepaid expenses and other current assets	1,519	916
Total current assets	9,076	5,194
Intangible assets	11,148	11,148
Other non-current assets	900	—
Operating lease right-of-use asset	370	424
Furniture and equipment, net	99	159
Total assets	$21,593	$16,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,721	$2,030
Accrued expenses and other current liabilities	4,192	3,329
Total current liabilities	7,913	5,359
Operating lease liability - long-term, net of current portion	292	358
Warrant liability	20,553	5,229
Total liabilities	28,758	10,946
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,207,494 and 3,378,895 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	30	3
Additional paid-in capital	160,286	159,384
Accumulated other comprehensive loss	(38)	(41)
Accumulated deficit	(167,443)	(153,367)
Total stockholders’ equity (deficit)	(7,165)	5,979
Total liabilities and stockholders’ equity	$21,593	$16,925

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	3,600	4,090	7,036	8,342
General and administrative	2,091	2,064	4,568	4,457
Depreciation and amortization	29	31	59	63
Total operating expenses	5,720	6,185	11,663	12,862
Loss from operations	(5,720)	(6,185)	(11,663)	(12,862)
Other income (loss):
Gain from change in fair value of warrant liability	9,609	1,696	18,663	3,151
Transaction costs allocated to warrant liabilities	(1,207)	—	(2,995)	—
Loss on issuance of warrant liabilities	(10,352)	—	(18,150)	—
Other income, net	4	11	13	22
Interest income, net	26	159	56	400
Net loss	$(7,640)	$(4,319)	$(14,076)	$(9,289)

Net loss per common share - basic and diluted	$(0.49)	$(1.70)	$(1.13)	$(3.71)
Weighted average common shares outstanding, basic and diluted	15,526,401	2,543,244	12,452,165	2,504,709

Net Loss	$(7,640)	$(4,319)	$(14,076)	$(9,289)
Other comprehensive income (loss):
Foreign currency translation	—	8	3	(1)
Comprehensive loss	$(7,640)	$(4,311)	$(14,073)	$(9,290)

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,076)	$(9,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59	63
Stock-based compensation	902	946
Change in fair value of warrant liability	(18,663)	(3,151)
Loss on issuance of warrant liabilities	18,150	—
Operating lease, net	116	108
Transaction costs allocated to warrant liabilities	2,995	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,503)	(163)
Accounts payable	1,526	335
Accrued expenses and other current liabilities	348	(1,515)
Net cash used in operating activities	(10,146)	(12,666)
Cash flows from investing activities:
Purchase of fixed assets	—	(13)
Net cash used in investing activities	—	(13)
Cash flows from financing activities:
Proceeds from exercise of warrants	10	—
Payment of tax liability for vested restricted stock units	—	(25)
Proceeds from sale of common stock, pre-funded and common warrants and warrant inducement, net of issuance and transaction costs	13,412	—
Net cash provided by (used in) financing activities	13,422	(25)
Effect of exchange rate changes on cash and cash equivalents	3	(1)
Net increase (decrease) in cash and cash equivalents	3,279	(12,705)
Cash and cash equivalents, - beginning of period	4,278	23,550
Cash and cash equivalents, - end of period	$7,557	$10,845

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Transaction costs related to the sale of common stock, pre-funded and common warrants	$584	$—
Offering costs included in accounts payable and accrued liabilities	$553	$—

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except for shares)

(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance, December 31, 2024	3,378,895	$3	$159,384	$(153,367)	$(41)	$5,979
Warrant inducement and exercise of repriced common stock warrants at $1.00 per share	5,828,570	6	—	—	—	6
Warrants exercised	3,770,029	4	—	—	—	4
Issued for cash - sale of common stock, pre-funded and common warrants	1,150,000	1	—	—	—	1
Stock-based compensation	—	—	485	—	—	485
Consolidated net loss	—	—	—	(6,436)	—	(6,436)
Cumulative translation adjustment	—	—	—	—	3	3
Balance, March 31, 2025	14,127,494	$14	$159,869	$(159,803)	$(38)	$42
Warrants exercised	6,107,974	6	—	—	—	6
Issued for cash - sale of common stock, pre-funded and common warrants	9,972,026	10	—	—	—	10
Stock-based compensation	—	—	417	—	—	417
Consolidated net loss	—	—	—	(7,640)	—	(7,640)
Balance, June 30, 2025	30,207,494	$30	$160,286	$(167,443)	$(38)	$(7,165)

	Six Months Ended June 30, 2024
	Common Stock				Accumulated
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2023	2,227,516	$33	$157,653	$(131,604)	$(9)	$26,073
Issuance of common stock to consultants	6,834	—	37	—	—	37
Reverse stock split	77,186	(31)	31	—	—	-
Stock-based compensation	—	—	456	—	—	456
Consolidated net loss	—	—	—	(4,970)	—	(4,970)
Cumulative translation adjustment	—	—	—	—	(9)	(9)
Balance, March 31, 2024	2,311,536	$2	$158,177	$(136,574)	$(18)	$21,587
Common stock issued upon vesting of restricted stock units (net of shares withheld for payment of tax liability)	19,743	—	(25)	—	—	(25)
Warrants exercised	229,506	1				1
Stock-based compensation	—	—	453	—	—	453
Consolidated net loss	—	—	—	(4,319)	—	(4,319)
Cumulative translation adjustment	—	—	—	—	8	8
Balance, June 30, 2024	2,560,785	$3	$158,605	$(140,893)	$(10)	$17,705

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015. MBI is a late-stage pharmaceutical development company currently conducting a pivotal Phase 3 trial evaluating Annamycin, also known by its non-proprietary name "naxtarubicin", in combination with Cytarabine for the treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). Additionally, the Company has two portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded by investigators at academic institutions.

Each of its three core technologies is based substantially on discoveries made at and licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas, and features one or more drugs that have successfully completed a Phase 1 clinical trial. Three of its six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. Since MBI’s inception, its drugs have completed, are currently in, or have been permitted to proceed in, fourteen clinical trials. Annamycin, in a unique multilamellar lipid formulation, is the Company’s lead molecule, and MBI has recently concluded treatment in one Phase 1B/2 clinical trial for treating AML and has begun treating subjects in its Phase 3 clinical trial for the treatment of R/R AML. Annamycin was in two recently closed or concluded Phase 1B/2 clinical trials for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), with one physician sponsored. The one concluded trial has published its clinical study report. Additionally, there is another phase 1B/2 clinical trial that is physician sponsored which is investigating using WP1066 in combination with radiation for the treatment of glioblastoma, a form of brain cancer.

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

On May 23, 2025, the Company received a letter from the Nasdaq Stock Market LLC (Nasdaq), which notified the Company that it does not presently comply with Nasdaq’s Listing Rule 5550(b)(1) (the “Equity Rule”), which requires that the Company maintain a minimum of $2.5 million in stockholders’ equity, and that the Company also does not meet the alternatives of market value of listed securities or net income from continuing operations set forth in the Equity Rule. The Letter did not have any immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and the Company had 45 calendar days to submit a plan to regain compliance. If the Company’s plan is accepted, the Staff can grant an extension of up to 180 calendar days from May 23, 2025 to evidence compliance. After review of the plan of compliance, the Staff is expected to provide written notification to the Company whether it accepts the plan, and if the Staff does not accept the plan, the Company would then be entitled to appeal the Staff’s determination to the Nasdaq Hearings Panel. There can be no assurance that, if the Company does appeal the determination to the Nasdaq Hearings Panel, that such appeal would be successful. On July 3, 2025, the Company submitted a plan to regain compliance and is awaiting Nasdaq response.

On  June 27, 2025, the Company received another deficiency letter from the Staff of Nasdaq notifying the Company that for the last 30 consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The deficiency letter does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company has been provided an initial period of 180 calendar days, or until December 24, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff is expected to provide written notification to the Company that it complies with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If the Company is not in compliance with the Bid Price Rule by December 24, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split. If the Company does not regain compliance with the Bid Price Rule by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to the Company that its common stock may be delisted. The Company would then be entitled to appeal the Staff’s determination to a NASDAQ Listing Qualifications Panel and request a hearing. There can be no assurance that, if the Company does appeal the delisting determination by the Staff to the NASDAQ Listing Qualifications Panel, that such appeal would be successful. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, which could include effecting a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the significant accounting policies during the six months ended June 30, 2025.

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

Going Concern and Liquidity - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of  June 30, 2025, the Company had an accumulated deficit of $167.4 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $7.6 million as of June 30, 2025 is not sufficient to fund its planned operations for a period of at least one year from when these consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to seek additional funding through one or more of the following: a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. There can be no assurance that such events or a combination thereof can be achieved.

 In March 2022, the Company received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are the Company's officers or directors) and entities, and materials related to the development of and statements regarding the Company's drug candidate for the treatment of COVID-19. The Company has received, and expects to continue to receive, periodic further requests from the SEC staff with respect to this matter. The Company is not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that it has made, the Company believes in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to the Company states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. The Company expensed approximately $0.01 million and $0.1 million in related general and administrative fees and expenses for the three months ended  June 30, 2025 and 2024, respectively, and $0.03 and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. The Company has not hit the retention limits, so no reimbursement is expected. Accordingly, the Company has not recorded any provision for insurance reimbursement as of June 30, 2025.

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

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$1,069	$554
Vendor prepayments and deposits	411	331
Prepaid sponsored research	34	11
Related party receivables	4	4
Non-trade receivables	1	16
Total prepaid expenses and other current assets	$1,519	$916

Other Non-Current Assets - The Company provided a cash deposit on the MB-108 trial that is expected to be held as a prepayment until the end of the study in 2029.

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

The following table provides the financial liabilities reported at fair value and measured on a recurring basis at June 30, 2025 and December 31, 2024 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of June 30, 2025:	$20,553	$—	$—	$20,553
Fair value of warrant liability as of December 31, 2024:	$5,229	$—	$—	$5,229

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

Three Months Ended June 30, 2025	Warrant Liability Long-Term
Balance, March 31, 2025	$13,749
Warrants issued	16,413
Change in fair value - net	(9,609)
Balance, June 30, 2025	$20,553

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of  December 31, 2024 and then is adjusted for changes in fair value that occurred during the six months ended June 30, 2025. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and  may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Six Months Ended June 30, 2025	Warrant Liability Long-Term
Balance, December 31, 2024	$5,229
Warrants issued	35,444
Warrants exercised	(1,457)
Change in fair value - net	(18,663)
Balance, June 30, 2025	$20,553

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended June 30, 2025 and 2024, approximately 24.5 million and 1.6 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the six months ended June 30, 2025 and 2024, approximately 19.3 million and 1.6 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

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

There are no other effective pronouncements, or pronouncements issued but not yet effective, if adopted, that would have a material effect on the accompanying financial statements.

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	June 30, 2025	December 31, 2024
Payroll and bonuses	$1,676	$1,817
Research and development	1,348	858
Legal, regulatory, professional and other	822	404
Due to related party	218	130
Operating lease liability - current	128	120
Total accrued expenses and other current liabilities	$4,192	$3,329

Additionally, accounts payable includes $20,000 as of June 30, 2025 and December 31, 2024, respectively, for related party payables.

4. Warrants and Equity

Warrant and Stock Issuances

In June 2025, the Company closed a public offering of (i) 9,972,026 shares of the Company’s common stock; (ii) pre-funded warrants to purchase up to an aggregate of 6,107,974 shares of common stock; and (iii) Series E Warrants to initially purchase up to an aggregate of 48,240,000 shares of common stock. The combined purchase price for the securities was $0.37 per share of common stock (or pre-funded warrant in lieu thereof). Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.001 per share. All of the pre-funded warrants were exercised during the three months ended June 30, 2025. Each common warrant has an initial exercise price of $0.37 per share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the common warrants (warrant stockholder approval). The Company agreed to seek warrant stockholder approval no later than 60 days after the consummation of the offering, and the vote is currently set for the Company's Annual Meeting on August 18, 2025. The Company agreed to seek approval for an amendment to its certificate of incorporation to increase its authorized shares of common stock such that it can issue all shares of common stock required under the common warrants upon any future adjustments to the exercise price of the common warrants (authorized share approval). If the Company does not obtain warrant stockholder approval and/or the authorized share approval at the first stockholder meeting for such purpose after the offering, the Company agreed to call a stockholder meeting every 60 days thereafter until the earlier of the date it obtains the warrant stockholder approval and the authorized share approval or the date the common warrants are no longer outstanding. The common warrants provide that if, while the common warrants are outstanding, the Company sells any common stock and/or common stock equivalents other than in connection with certain exempt issuances (as defined in the warrant agreement), at a purchase price per share less than the exercise price of the common warrants in effect immediately prior to such sale, then immediately after such sale the exercise price of the common warrants then in effect will be reduced to an amount equal to such new issuance price, and, following the authorized share increase date, the number of shares issuable upon exercise of the common warrants will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price of $0.12 (Down Round Feature).. In addition, the common warrants provide that if at any time on or after the date of issuance there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving the common stock and the lowest daily volume weighted average price during the period commencing five consecutive trading days immediately preceding and the five consecutive trading days commencing on the date of such event is less than the exercise price of the common warrants then in effect, then the exercise price of the common warrants will be reduced to the lowest daily volume weighted average price during such period and, following the Authorized Share Increase Date, the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price of $0.12. The common warrants will expire five years from the date of the warrant stockholder approval. The Company received gross proceeds of $5.9 million and may receive up to an additional approximately $17.8 million in gross proceeds if the warrants are fully exercised for cash. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. The fair value of the Series E warrants was $16.3 million on the issuance date. Because the fair value of the liability classified warrants issued in the June 2025 offering exceeded the total proceeds, no consideration was allocated to the common shares or pre-funded warrants. The full proceeds from the June 2025 offering were recorded as warrant liabilities, and the Company recognized a $10.4 million loss on the issuance of the Series E Warrants. The Company also incurred $1.2 million in transaction costs related to the June 2025 public offering.

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

In February 2025, the Company entered into a warrant exercise inducement offer letter with a holder of certain existing warrants to receive new warrants to purchase up to a number of shares of common stock equal to 200% of the number of warrant shares issued pursuant to the exercise of such existing warrants to purchase up to 5,828,570 shares of common stock pursuant to which the holder agreed to exercise for cash their existing warrants at a reduced exercise price of $1.00 in exchange for the Company's agreement to issue the inducement warrants to purchase up to 11,657,140 shares (Series C warrants) of the Company's common stock. Each inducement warrant has an exercise price of $0.75 and is exercisable as of the date of issuance and may be exercised for a period of five years. The Company received gross proceeds of $5.8 million. Total gross proceeds received in the two February 2025 transactions were $9.3 million.

In August 2024, the Company entered into a securities purchase agreement with an institutional investor for the sale by the Company of 283,000 shares of common stock, and 2,183,368 pre-funded warrants to purchase shares of common stock, series A warrants to purchase up to 2,466,368 shares of common stock, series B warrants to purchase up to 2,466,368 shares of common stock, and placement agent warrants. The combined purchase price for the securities was $2.23 per share of common stock (or pre-funded warrant in lieu thereof). In August 2024, the Company entered into a warrant amendment agreement, pursuant to which the Company agreed that effective upon closing of the offering, and subject to shareholder approval, to amend 895,834 existing warrants originally issued on  December 26, 2023 at an exercise price of $9.60 per share and a termination date of  February 14, 2029, so that the amended warrants would have a reduced exercise price of $2.23 per share and would expire five years from the date of shareholder approval. The Company calculated the valuation of the warrant amendment immediately prior to the offering, as well as the valuation of the warrant amendment with the repriced terms, and a 91% probability of obtaining shareholder approval. The loss on modification of the warrants of $0.4 million was recorded as a loss on issuance of warrant liabilities during the year ended December 31, 2024. In  October 2024, the Company’s shareholders approved the issuance of both the  August 2024 warrants, as well as the warrant amendment. The Company received gross proceeds of $5.5 million, before deducting the placement agent's fees and other offering expenses payable by the Company. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. As the fair value of the liability classified warrants in the  August 2024 offering exceeded the total proceeds, no consideration was allocated to the Common Shares or Pre-Funded Warrants. The full proceeds of the  August 2024 offering were recorded to warrant liability with an initial liability of $6.1 million, In February 2025, the warrants associated with the August 2024 agreement were exercised in full as part of the warrant inducement, as discussed above.

Liability Classified Warrants

With the exception of the Series E Warrants, the Company uses the Black-Scholes option pricing model (BSM) to determine the fair value of its warrants both at issuance and at each reporting date. For the Series E Warrants, the Company applies a Monte Carlo simulation model to appropriately reflect the impact of the Down Round Feature. The risk-free interest rate assumption is based upon observed interest rates on zero coupon US Treasury bonds linearly interpolated to obtain a maturity period commensurate with the term of the warrants. Estimated volatility is a measure of the amount by which the Company's stock price is expected to fluctuate each year during the expected life of the warrants.

The assumptions used in determining the fair value of the Company's outstanding liability classified warrants are as follows:

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.6% to 4.2%	4.2% to 4.4%
Volatility	107.0% to 251.0%	76.9% to 99.4%%
Expected life (years)	0.1 to 5.1	0.6 to 4.8
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the six months ended June 30, 2025 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2025	6,063,040	$2.23	$94.50	$3.32	3.5
Granted	67,531,089	$0.37	$1.34	$0.51	—
Exercised	(5,828,570)	$2.23	$2.23	$2.23	—
Balance at June 30, 2025	67,765,559	$0.37	$94.50	$0.61	5.0
Exercisable at June 30, 2025	12,346,590	$0.75	$94.50	$1.33	4.8

For a summary of the changes in fair value associated with the Company's warrant liability for the six months ended June 30, 2025, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies - Fair Value of Financial Instruments.

Equity Classified Warrants

In July 2025, the Company issued 200,000 warrants to a consultant, of which 100,000 vested immediately and 100,000 will vest upon the signing of a letter of intent or the closing of a licensing deal with a value of $10 million or more.

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

At June 30, 2025, the Company had 197,993 equity classified warrants outstanding and 54,501 warrants were exercisable. At  December 31, 2024, the Company had 1,746,993 equity classified warrants outstanding and 1,697,744 warrants were exercisable.

Other Components of Equity and Share Issuances

During the six months ended June 30, 2025, all remaining pre-funded warrants were exercised, leaving no remaining pre-funded warrants outstanding as of June 30, 2025. In July 2025, the Company issued 58,785 shares of common stock to a consultant in exchange for services provided.

At Market Issuance Sales Agreement (ATM)

In July 2025, the Company entered into a certain At Market Issuance Offering Agreement (2025 ATM Agreement) with Roth Capital Partners, LLC. (Roth). Pursuant to the terms of the 2025 ATM Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time through or to Roth acting as our sales agent or principal. Roth may also sell shares of our common stock in negotiated transactions at market prices prevailing at the time of sale at prices related to such prevailing market prices. The Company agreed to pay a commission to Roth of 3.0% of the gross proceeds of any shares of common stock sold under the 2025 ATM Agreement, in addition to the reimbursement of certain expenses.

5. Stock Based Compensation

As of June 30, 2025, there were 119,116 shares remaining to be issued under the Company's equity compensation plans.

Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024, respectively, is as follows (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$300	$340	$665	$721
Research and development	117	113	237	225
Total stock-based compensation expense	$417	$453	$902	$946

The Company recorded stock compensation expense for the equity classified warrants relating to non-employee consulting agreements of $29,000 and $35,000 for the three months ended  June 30, 2025 and 2024, respectively, and $58,000 and $68,000 for the six months ended June 30, 2025 and 2024, respectively, which are included in the table above. At  June 30, 2025, there was $319,000 of unrecognized stock compensation expense related to the Company's equity classified warrants.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2025 as a result of the losses recorded during the three and six months ended June 30, 2025 and the additional losses expected for the remainder of 2025 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of June 30, 2025 and  December 31, 2024 the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 is nil. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants, Internal Revenue Code Section 162(m) limitations and ISO activity, as well as the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The Company continues to evaluate the impact the new legislation will have on the consolidated financial statements, but does not anticipate a significant impact due to the Company’s valuation allowance position.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of June 30, 2025.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three and six months ended June 30, 2025 and 2024, respectively (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost:
Operating lease cost	$38	$38	$75	$75
Variable lease cost	7	7	14	10
Total	$45	$45	$89	$85

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

In June 2022, the Company extended the lab lease until September 30, 2027, with no further right or option to renew. The Company recorded approximately $12,000 in sublease income from a related party for the three months ended June 30, 2025 and 2024 and $25,000 and $24,000 for the six months ended June 30, 2025 and 2024, respectively. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $39,000 and $38,000 for the three months ended  June 30, 2025 and 2024, respectively, and $79,000 and $68,000 for the six months ended June 30, 2025 and 2024, respectively.

In March 2025, the Company terminated the WP1122 license with MD Anderson. The upcoming annual maintenance fee on this license was previously expensed and accrued, as the annual fee is due annually in April.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $33,000 and $63,000 for the three months ended June 30, 2025 and 2024, respectively, and $83,000 and $117,000 for the six months ended June 30, 2025 and 2024, respectively.

HPI - The Company has two agreements with a related party, Houston Pharmaceuticals, Inc. (HPI) with total expenses of $59,000 for each of the three months ended June 30, 2025 and 2024, respectively, and $117,000 for each of the six months ended June 30, 2025 and 2024, respectively.

Sponsored Research Agreements - The expenses recognized under the agreements were $51,000 and $377,000 for the three months ended June 30, 2025 and 2024, respectively, and $313,000 and $533,000 for the six months ended June 30, 2025 and 2024, respectively. The Company is currently negotiating further sponsored research agreements with various parties.

8. Subsequent Events

Other than the subsequent events discussed elsewhere in these notes, no other subsequent events were noted as occurring after June 30, 2025.

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

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to continue our relationship with the University of Texas MD Anderson Cancer Center (MD Anderson), including, but not limited to, our ability to maintain current licenses and license future intellectual property resulting from our sponsored research agreements with MD Anderson;
•	The success or the lack thereof, including the ability to recruit subjects and onboard new clinical trial sites on a timely basis, for a variety of reasons, of our clinical trials through all phases of clinical development;
•	Our ability to satisfy any requirements imposed by the United States (US) Food & Drug Administration (FDA) (or its foreign equivalents) as a condition of our clinical trials proceeding or beginning as planned;
•

World-wide events including geopolitical conflicts, public health emergencies, and global supply chain disruptions that may affect our clinical trials, clinical drug candidate supplies, preclinical activities and our ability to raise future financing;

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

Each of our three core technologies is based substantially on discoveries made at and licensed from MD Anderson in Houston, Texas, and features one or more drugs that have successfully completed a Phase 1 clinical trial. Three of our six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. One Phase 2B/3 trial is currently underway. Since our inception, our drugs have completed, are currently in, or have been permitted to proceed in, fourteen clinical trials. Annamycin is in a class of drugs referred to as Anthracyclines, which are inhibitors of topoisomerase II, enabling them to cause DNA damage in rapidly replicating tumor cells. Annamycin, in a unique multilamellar lipid formulation, is our lead molecule and we have recently concluded treating subjects in one Phase 1B/2 clinical trial for treating Acute Myeloid Leukemia (AML) and are embarking on a Phase 3 clinical trial for the treatment of AML, which we believe will be pivotal. Annamycin has also been in two Phase 1B/2 clinical trials for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS). Our Phase 1B/2 STS lung mets trial MB-107 is completed, and a clinical study report has been issued. The other trial is an investigator initiated Advanced STS trial which is closed to recruitment.

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

Annamycin and the Lack of Cardiotoxicity

As part of our Annamycin clinical trials, we have engaged an independent expert at the Cleveland Clinic to assess cardiotoxicity associated with chemotherapy (Expert or Independent Expert). The data made available to the Expert include left ventricular ejection fraction (LVEF) as determined by echocardiograms, and ECHO strain imaging, as well as serum Troponin levels (a biochemical marker of acute heart damage). “ECHO strain imaging” is a method in echocardiography (medical ultrasound) for measuring regional or global deformation (contraction or beating) of the myocardium (heart muscle). By strain rate imaging, the simultaneous function of different regions can be displayed and measured. Cardiac health biomarkers such as blood Troponin levels are considered an indicator of potential long-term heart damage. The Expert issued periodic reports during our MB-106 clinical trial and will also issue updated reports over the course of the MIRACLE trial. Such data from clinical trials where a clinical study report has not yet been issued include some data which are preliminary and subject to change.

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

Clinical Trials Summary

We have multiple active INDs/CTAs ("Investigational New Drug" authorization in the US or "Clinical Trial Authorization" in Europe). These INDs/CTAs are under development, approved, in progress, or completed and comprise a total of fourteen clinical trials, internally and externally funded. With Annamycin, we currently have active two AML clinical trials: MB-106 which is a Phase 1B/2 treating AML with AnnAraC (recruitment is closed and this trial is now in subject long-term follow-up) and MB-108 which is a Phase 2B/3 pivotal clinical trial treating R/R AML as 2nd line therapy (recruitment has started and additional sites are being added). Additionally, there is one externally funded Phase 1B/2 trial treating STS Lung Mets with Annamycin as monotherapy. This trial is closed and is in follow-up on the trial’s subjects. With WP1066, we have an externally funded Phase 1B/2 trial in combination with radiation treating glioblastoma (GBM) at Northwestern University that is actively recruiting.

MIRACLE Trial

We have a Phase 3 pivotal trial for the treatment, with Annamycin in combination with Cytarabine, of AML patients who are R/R after induction therapy. This Phase 3 “MIRACLE” trial is a global study. It is an adaptive trial designed with a lead-in Part A portion of the study having three arms (control arm with cytarabine, and two test arms with cytarabine plus two different doses of Annamycin) intended to determine an “optimum dose” to be used in Part B of the study. Once an optimum dose for the Annamycin is determined the study will continue into Part B with two arms (control arm with cytarabine and a test arm with cytarabine plus Annamycin). In some contexts, we refer to Part A as Phase 2B and Part B as Phase 3, however the adaptive design enables the combining of data from Part A (for the optimum dose) with Part B such that data from both parts A and B will comprise Phase 3 data.

Recent Business Developments

Annamycin

Miracle Trial

Clinical and Regulatory

As of July 25, 2025, we have selected over 35 sites to conduct Part A of the MIRACLE trial in the US, the European Union (EU) and Eastern Europe. Four sites (one each in Ukraine, the country of Georgia, Spain and the US) are actively recruiting, screening and/or treating subjects. Besides these four sites the MIRACLE trial has been submitted to or has been approved by over 25 ethics committees of various clinics in the US and the EU. Eight subjects have been treated as of July 25, 2025 in the randomized, three-arm, blinded MIRACLE trial. This build-up to over 35 sites in the targeted countries of Ukraine, Georgia, US, Romania, Spain, Lithuania, Poland, Italy and Czechia should accelerate in August and September supporting our maintenance of our target for recruiting the first 45 subjects in Part A and unblinding the top line results in the second half of 2025.

In November 2024, we amended our existing US investigational new drug application or IND for inclusion of the MIRACLE trial protocol. In the amendment with the new MIRACLE protocol, the trial will allow, for the first time in the US for AML subjects, dosing above the lifetime maximum allowable dose for currently prescribed anthracyclines. Then in February 2025 we received FDA feedback and guidance on that amendment. Such feedback allowed a reduction in the size of our Part B of the Phase 3 pivotal trial protocol to 222 subjects. Guidance from FDA included a recommendation to alter the statistical plan that reduced the initially proposed size of Part B of our trial by approximately 10%. Moreover, the nature of the feedback helps us move forward quickly to open sites in the US, in addition to the non-US sites we are expecting to open. Any reduction in recruitment enables shortening the time for completion of the trial.

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

Expands Phase 3 MIRACLE Clinical Trial into the Country of Georgia

On July 9, 2025, we announced that the Regulation Agency for Medical and Pharmaceutical Activities (RAMPA) in the country of Georgia has approved our Clinical Trial Application (CTA) to conduct the MIRACLE trial, further expanding our active sites beyond Ukraine.

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

Pediatric Study for Annamycin in Combination Therapy with Cytarabine for the Treatment R/R AML

Received Positive FDA Feedback on Pediatric Study Plan for Annamycin in Children with R/R AML

We announced on June 18, 2025, we received a written response from the Office of Oncologic Diseases – Pediatric Oncology of the FDA regarding our Initial Pediatric Study Plan (iPSP), which was submitted after a June 2024 end-of-phase 1/2 meeting. The FDA has agreed to a single pediatric approval study in which Annamycin (also known as naxtarubicin) in combination with Cytarabine will be evaluated as second line therapy in pediatric patients with R/R AML.

Believing that this is particularly important in pediatric oncology because about 60% of children with cancer are treated with anthracyclines that present a high risk of causing heart damage, we expect to commence this trial in the second half of 2027. As part of the iPSP, we proposed a single-arm study evaluating pharmacokinetics (PK), efficacy, and safety of AnnAraC in patients between 2 and 16 years of age. The FDA response calls for including patients from 6 months of age and older, with no minimum number of patients between 6 months and 2 years old. FDA also clarified that drug concentration exposure and safety profile that are comparable would allow extrapolation from efficacy in adults. Importantly, FDA said we would be able to start the pediatric trial before having the full two years of follow-up data from the adult trial. We processed the updates to our iPSP to incorporate FDA’s recommendations and have received additional FDA comments, which we consider to be minor, to process.

MB-107 Annamycin in Monotherapy for the Treatment of STS Lung Mets

We recently hosted a Key Opinion Leader (KOL) call announcing and reviewing the final top line data from the MB-107 trial. The MB-107 trial involved Annamycin monotherapy treatment for STS Lung Mets. The final top line results of MB-107 demonstrated median overall survival (OS) of 13.5 months for subjects as median 7th line therapy (n=36). This compares to OS of 8-12 months in standard of care treatments and 13.4 months for experimental treatments for advanced STS as 2nd line (Comandone A, et al; “Salvage Therapy in Advanced Adult Soft Tissue Sarcoma: A Systematic Review and Meta-Analysis of Randomized Trials”; The Oncologist 2017;22:1518–1527).

Scientific Presentations of Preclinical Data

Promising Preclinical Data of Annamycin in Liver Cancer Treatment Presented at a Symposium at MD Anderson

On August 6, 2025, we announced the presentation of encouraging preclinical data for its lead drug candidate, Annamycin which demonstrated significant efficacy against various primary and metastatic liver cancers, including hepatocellular carcinoma (HCC), colorectal liver metastases, and pancreatic ductal adenocarcinoma (PDAC) liver metastases. This is believed to be the result of targeted accumulation in the liver and other organs. These findings were highlighted in a poster titled "Liposomal Annamycin (L-ANN) Efficacy Against Primary and Metastatic Liver Cancers," presented by Dr. Waldemar Priebe, Lead Author and Chairman of the Scientific Advisory Board at Moleculin at the recently held Shelby-Lavine Pancreatic Cancer Symposium at MD Anderson Cancer Center.

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

WP1066

Clinical Trial with WP1066 at Northwestern University

With our WP1066 oral formula, an externally funded Phase 1B/2 trial in combination with radiation treating GBM, a form of brain cancer, is recruiting and treating subjects at Northwestern University (Northwestern). This is an investigator-initiated trial where our main cost is supplying drug product. To date Northwestern has recruited 7 subjects, of which 5 have completed treatment and are undergoing follow-up while 2 continue with treatment. No data has been released.

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

Other Corporate

Additional Patent for Annamycin in the EU

On July 30, 2025, we announced that we received a Notice of Intent to Grant for the European patent application titled, "PREPARATION OF PRELIPOSOMAL ANNAMYCIN LYOPHILIZATE." Such grant should solidify the Company’s European Union exclusivity of Annamycin. The grant is subject to payment of fees and completion of final amendments and formalities. When issued, the patent claims will cover methods of making a preliposomal Annamycin lyophilizate with improved stability and high purity, with a base patent term currently extending until into 2040, subject to extension to account for time required to fulfill requirements for regulatory approval. In addition to the newly expected European patent and previously issued U.S. patents, we have additional patent applications related to Annamycin pending in the U.S., Europe and in major jurisdictions worldwide.

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

Additional Patents Issued for Annamycin in the US

We announced on May 5, 2025, that the U.S. Patent and Trademark Office (USPTO) granted two additional U.S. patents with claims covering Annamycin. U.S. patent number 12,257,261 titled, “Preparation of Preliposomal Annamycin Lyophilizate”, has claims covering methods of making liposomal Annamycin and U.S. patent 12,257,262 titled “Method of Reconstituting Liposomal Annamycin“, has claims covering methods of making liposomal Annamycin suspension. Both patents have a base patent term currently extending until June 2040, subject to adjustment for delays in prosecution and extension to account for time required to fulfill requirements for regulatory approval. Moleculin has additional patent applications related to Annamycin pending in the U.S., Europe and in major jurisdictions worldwide.

On March 6, 2025, we announced that we received a Notice of Intent to Grant for the European patent application titled, “Method of Reconstituting Liposomal Annamycin“. The grant is subject to payment of fees and completion of final amendments and formalities. Such grant will enhance the global exclusivity of Annamycin with the potential to be a next generation, non-cardiotoxic treatment for certain cancers. When issued, the patent claims will cover methods of making liposomal Annamycin suspension as well as the resulting compositions for use in the treatment of cancers, with a base patent term currently extending until June 2040, subject to extension to account for time required to fulfill requirements for regulatory approval. In addition to the expected European patent and previously issued U.S. patents, Moleculin has additional patent applications related to Annamycin pending in the U.S., Europe and in major jurisdictions worldwide.

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

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	3,600	4,090	7,036	8,342
General and administrative	2,091	2,064	4,568	4,457
Depreciation and amortization	29	31	59	63
Total operating expenses	5,720	6,185	11,663	12,862
Loss from operations	(5,720)	(6,185)	(11,663)	(12,862)
Other income (loss):
Gain from change in fair value of warrant liability	9,609	1,696	18,663	3,151
Transaction costs allocated to warrant liabilities	(1,207)	—	(2,995)	—
Loss on issuance of warrant liabilities	(10,352)	—	(18,150)	—
Other income, net	4	11	13	22
Interest income, net	26	159	56	400
Net loss	$(7,640)	$(4,319)	$(14,076)	$(9,289)

1 WHO Drug Information, Vol. 39, No. 1, 2025, pg. 217

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Research and Development Expense. Research and development (R&D) expense was $3.6 million and $4.1 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $0.5 million is mainly related to a reduction in the clinical trials activity.

General and Administrative Expense. General and administrative expense was $2.1 million each for the three months ended June 30, 2025 and 2024.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $9.6 million in the second quarter of 2025 as compared to a net gain of $1.7 million in the second quarter of 2024, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Transaction costs allocated to warrant liabilities and Loss on issuance of warrant liabilities. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. As the fair value of the liability classified warrants in the June 2025 offerings exceeded the total proceeds, no consideration was allocated to the common shares or pre-funded warrants. The full proceeds of the June 2025 offering was recorded to warrant liabilities, with an initial liability of $16.4 million, and a loss on initial recognition of $10.4 million. Transaction costs related to the offering were correspondingly fully allocated to warrant liabilities, and $1.2 million in related transaction costs were expensed during the three months ended June 30, 2025.

Interest income, net. Interest income, net decreased by approximately $0.1 million for the comparable quarterly periods due to a decreasing cash balance and decreasing interest rates during the past year.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Research and Development Expense. Research and development (R&D) expense was $7.0 million and $8.3 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $1.3 million is mainly related to a reduction in the clinical trials activity.

General and Administrative Expense. General and administrative expense was $4.6 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $0.1 million is mainly related to a slight overall increase in regulatory and legal fees.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $18.7 million in the six months ended June 30, 2025 as compared to a net gain of $3.2 million in the six months ended June 30, 2024, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. We are required to revalue our liability-classified warrants at the time of each warrant exercise, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Black-Scholes model. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Transaction costs allocated to warrant liabilities and Loss on issuance of warrant liabilities. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. As the fair value of the liability classified warrants in the June 2025 and February 2025 offerings exceeded the total proceeds, no consideration was allocated to the Common Shares or Pre-Funded Warrants. The full proceeds of the June 2025 and February 2025 offerings were recorded to warrant liabilities, with initial liabilities of $35.4 million, and losses on initial recognition of $18.2 million. Transaction costs related to the offering were correspondingly fully allocated to warrant liabilities, and $3.0 million in related transaction costs were expensed during the six months ended June 30, 2025.

Interest income, net. Interest income, net decreased by approximately $0.3 million for the comparable quarterly periods due to a decreasing cash balance and decreasing interest rates during the past year.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(10,146)	$(12,666)
Net cash used in investing activities	—	(13)
Net cash provided by (used in) financing activities	13,422	(25)
Effect of exchange rate changes on cash and cash equivalents	3	(1)
Net increase (decrease) in cash and cash equivalents	$3,279	$(12,705)

As of June 30, 2025, there was $0.03 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $10.1 million for the six months ended June 30, 2025. This $2.6 million decrease over the prior year period of $12.7 million was primarily due to the timing of costs incurred and associated payments for drug production and clinical trial expenses.

Cash provided by financing activities

In July 2025, we entered into an at-the-market equity agreement (the 2025 ATM Agreement) with Roth Capital Partners, LLC (Roth). Pursuant to the terms of the 2025 ATM Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time through or to Roth acting as our sales agent or principal. Roth may also sell shares of our common stock in negotiated transactions at market prices prevailing at the time of sale at prices related to such prevailing market prices. We paid a commission to Roth equal to 3.0% of the gross proceeds from the sale of our common stock under the 2025 ATM Agreement.

In June 2025, we completed a public offering for the sale of 9,972,026 shares of common stock, and 6,107,974 pre-funded warrants to purchase shares of common stock, and Series E Warrants to purchase up to 48,240,000 shares of common stock. The combined purchase price for the securities was $0.37 per Share of common stock (or pre-funded warrant in lieu thereof). Each Series E Warrant will be exercisable upon the receipt of shareholder approval, will have an exercise price of $0.37 per share, and expire five years from the initial exercise date. The Company received gross proceeds of $5.9 million and up to an additional approximately $17.8 million in gross proceeds if the warrants are fully exercised for cash.

On February 25, 2025, we entered into a securities purchase agreement with an institutional investor for the sale by the Company of 1,150,000 shares of common stock, and 2,121,029 pre-funded warrants to purchase shares of common stock, and series D warrants to purchase up to 6,543,058 shares of common stock. The combined purchase price for the securities was $1.07 per share of common stock (or pre-funded warrant in lieu thereof). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share. The pre-funded warrants are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full, subject to the beneficial ownership limitation. Each common warrant will be exercisable upon the receipt of shareholder approval, will have an exercise price of $1.07 per share, and expire five years from the initial exercise date. We received gross proceeds of $3.5 million. All prefunded warrants were exercised in June 2025.

On February 13, 2025, we entered into a warrant exercise inducement offer letter with a holder of certain existing warrants to receive new warrants to purchase up to a number of shares of common stock equal to 200% of the number of warrant shares issued pursuant to the exercise of such existing warrants to purchase up to 5,828,570 shares of common stock (series C warrants) pursuant to which the Holder agreed to exercise for cash their existing warrants at a reduced exercise price of $1.00 in exchange for our agreement to issue the inducement warrants to purchase up to 11,657,140 shares of the Company's common stock. Each inducement warrant will have an exercise price of $0.75, and will be exercisable as of the date of issuance and may be exercised for a period of five years therefrom. We received gross proceeds of $5.8 million. This brings the total gross proceeds received in February 2025 to $9.3 million.

On August 19, 2024, we completed a public offering of 283,000 shares of common stock and 2,183,368 pre-funded warrants to purchase shares of common stock, Series A warrants to purchase up to 2,466,368 shares of common stock and Series B warrants to purchase up to 2,466,368 shares of common stock, at a combined public offering price of $2.23 per share (or per pre-funded warrant in lieu thereof) and accompanying warrants. We received gross proceeds of $5.5 million, before deducting the placement agent's fees and other offering expenses.

We believe that our cash on hand and cash equivalents as of June 30, 2025, is sufficient to fund our planned operations into the fourth quarter of 2025. This takes into account cash outlays for preparations for clinical trials beyond the current active trials. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. We must seek additional funding of approximately $10 million to support MIRACLE and our operations into the first quarter of 2026 through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof to continue our operations in the near term. We cannot provide assurance that such events or a combination thereof can be achieved.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. We expensed approximate ly $0.01  million and $0.1 million in related general and administrative fees and expenses for the three months ended  June 30, 2025 and 2024 , respectively, and approximate ly $0.03  million and $0.1 million in related general and administrative fees and expenses for the six months ended  June 30, 2025 and 2024 , respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2024. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

We are not in compliance with multiple of Nasdaq’s continued listing requirements and if we are unable to regain compliance with the listing requirements, our common stock will be delisted from Nasdaq which could have a material adverse effect on our financial condition and could make it more difficult for stockholders to sell their shares.

Our common stock is listed on Nasdaq, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from Nasdaq.

On May 23, 2025, we received a letter from the Staff of the Listing Qualifications Department of Nasdaq notifying us that we do not presently comply with Nasdaq’s Listing Rule 5550(b)(1) (the “Equity Rule”), which requires that we maintain a minimum of $2.5 million in stockholders’ equity, and that we also do not meet the alternatives of market value of listed securities or net income from continuing operations set forth in the Equity Rule.

We have submitted a plan to regain compliance. If our plan is accepted, the Staff can grant an extension of up to 180 calendar days from May 23, 2025 to evidence compliance. After review of the plan of compliance, the Staff will provide written notification to us whether it accepts the plan, and if the Staff does not accept the plan, we would then be entitled to appeal the Staff’s determination to the Nasdaq Hearings Panel. There can be no assurance that, if we do appeal the determination to the Nasdaq Hearings Panel, that such appeal would be successful.

We are accounting for the Series E warrants issued in the June 2025 Offering as a warrant liability at fair value as of issuance and any subsequent changes in fair value each reporting period will be reported in earnings, as either a gain or loss. The initial accounting for the warrant liability and the future impact of changes in fair value on earnings will have an adverse effect on our net income and our stockholders’ equity. Additionally, such warrant liability may hinder our ability to meet the stockholders’ equity required in the Equity Rule.

On June 27, 2025, we received another deficiency letter from the Staff of the Listing Qualifications Department of Nasdaq notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided an initial period of 180 calendar days, or until December 24, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, the Staff will provide written notification to us that we comply with the Bid Price Rule, unless the Staff exercises its discretion to extend this 10 day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If we are not in compliance with the Bid Price Rule by December 24, 2025, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split.

If we do not regain compliance with the Bid Price Rule by the Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock may be delisted. We would then be entitled to appeal the Staff’s determination to a Nasdaq Listing Qualifications Panel and request a hearing. There can be no assurance that, if we do appeal the delisting determination by the Staff to the Nasdaq Listing Qualifications Panel, such appeal would be successful.

Delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors and general investors that will consider investing in our common stock, a reduction in the number of market makers in our common stock, a reduction in the availability of information concerning the trading prices and volume of our common stock, a reduction in the number of broker-dealers willing to execute trades in shares of our common stock or interest in business development opportunities. Further, we would likely become a “penny stock”, which would make trading of our common stock more difficult.

Our ability to regain compliance with Nasdaq’s bid price requirements may be hindered by the June 2025 Offering we completed and the future exercises of the Series E warrants.

As discussed in the prior risk factor, on June 27, 2025, we received a deficiency letter from the Staff of the Listing Qualifications Department of Nasdaq notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on Nasdaq.

The future exercise of the Series E warrants issued in the June 2025 Offering we completed may depress our common stock price. In addition, if the exercise price adjustment provisions of the Series E warrants are triggered in the future, which would cause a reduction in the exercise price of the Series E warrants (subject to the floor price) and a proportionate increase in the number of shares underling the Series E warrants, such event may further depress our common stock price.

In order to increase our common stock price, we may in the future complete a reverse stock split. If we complete a reverse stock split and the lowest daily volume weighted average price during the period commencing five consecutive trading days immediately preceding and the five consecutive trading days commencing on the date of such split is less than the exercise price of the Series E warrants then in effect, then the exercise price of the Series E warrants will be reduced to the lowest daily volume weighted average price during such period and, following the date our shareholders approve an increase in our authorized shares of common stock, the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price. This future potential adjustment of the Series E warrants may significantly increase the number of shares of common stock underlying the Series E warrants and cause dilution to our shareholders.

At our Annual Meeting of Stockholders to be held on August 18, 2025, we will seek stockholder approval granting our Board of Directors authority to effect a reverse stock split of the outstanding shares of our common stock, at a reverse stock split ratio of between 1-for-2 to 1-for-30 (or any whole number in between), as determined by the Board in its sole discretion, prior to the one-year anniversary of such approval.

We will require additional financing in the near term, which financing may result in the reduction of the exercise price of the Series E warrants we issued in our June 2025 Offering and the increase in the number of shares underlying the Series E warrants, which would dilute the ownership interest of our stockholders.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Annamycin.

The Series E warrants we issued in the June 2025 Offering provide that if, while the Series E warrants are outstanding, we sell any common stock and/or common stock equivalents other than in connection with certain exempt issuances, at a purchase price per share less than the exercise price of the Series E warrants in effect immediately prior to such sale, then immediately after such sale the exercise price of the Series E warrants then in effect will be reduced to an amount equal to the new issuance price, and, following the date that we amend our certificate of incorporation to increase our authorized shares of common stock, the number of shares issuable upon exercise of the Series E warrants will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price. The floor price is $0.12, and the total number of shares potentially issuable under the Series E warrants if the exercise price of the Series E warrants was reduced to the floor price would be 148,740,000 shares of common stock.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Form of Series E Warrant issued in June 2025 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed June 23, 2025)

4.2	Form of Pre-Funded Warrant in June 2025 offering (incorporated by reference to Exhibit 4.13 of the Form S-1 filed June 2, 2025)

10.1	At The Market Offering Agreement, dated July 11, 2025, by and between Moleculin Biotech, Inc., and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 of the Form 8-K filed July 11, 2025)

10.2	Form Placement Agency Agreement between Moleculin Biotech, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 of the 8-K filed June 23, 2025)

10.3	Form of Securities Purchase Agreement in June 2025 offering (incorporated by reference to Exhibit 10.1 of the 8-K filed June 23, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MOLECULIN BIOTECH, INC.

Date: August 12, 2025	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)