Form 10-Q
period 2025-09-30
Moleculin Biotech, Inc.
filed 2025-11-13
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The registrant had 50,910,476 shares of common stock outstanding at November 7, 2025.

Moleculin Biotech, Inc.

Form 10-Q

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$6,703	$4,278
Prepaid expenses and other current assets	1,182	916
Total current assets	7,885	5,194
Intangible assets	11,148	11,148
Other non-current assets	900	—
Operating lease right-of-use asset	343	424
Furniture and equipment, net	77	159
Total assets	$20,353	$16,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,116	$2,030
Accrued expenses and other current liabilities	3,566	3,329
Total current liabilities	5,682	5,359
Operating lease liability - long-term, net of current portion	258	358
Warrant liability	41,333	—
Total liabilities	47,273	5,717
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 49,498,576 and 3,378,895 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	49	3
Additional paid-in capital	194,631	183,690
Accumulated other comprehensive loss	(44)	(41)
Accumulated deficit	(221,556)	(172,444)
Total stockholders’ equity (deficit)	(26,920)	11,208
Total liabilities and stockholders’ equity	$20,353	$16,925

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	3,738	4,932	10,774	13,274
General and administrative	2,147	2,172	6,715	6,629
Depreciation and amortization	21	31	81	95
Total operating expenses	5,906	7,135	17,570	19,998
Loss from operations	(5,906)	(7,135)	(17,570)	(19,998)
Other income (loss):
Gain from change in fair value of warrant liability	1,591	—	1,031	—
Transaction costs allocated to warrant liabilities	(530)	—	(1,737)	—
Loss on issuance of warrant liabilities	(20,609)	—	(30,962)	—
Other income, net	16	9	30	31
Interest income, net	39	102	96	503
Net loss	$(25,399)	$(7,024)	$(49,112)	$(19,464)

Net loss per common share - basic and diluted	$(0.68)	$(1.89)	$(2.36)	$(6.69)
Weighted average common shares outstanding, basic and diluted	37,304,455	3,714,278	20,827,296	2,910,842

Net Loss	$(25,399)	$(7,024)	$(49,112)	$(19,464)
Other comprehensive income (loss):
Foreign currency translation	(6)	14	(3)	13
Comprehensive loss	$(25,405)	$(7,010)	$(49,115)	$(19,451)

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(49,112)	$(19,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	95
Stock-based compensation	1,205	1,299
Change in fair value of warrant liability	(1,031)	—
Loss on issuance of warrant liabilities	30,962	—
Operating lease, net	113	106
Transaction costs allocated to warrant liabilities	1,737	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,166)	522
Accounts payable	43	52
Accrued expenses and other current liabilities	(201)	(1,389)
Net cash used in operating activities	(17,369)	(18,779)
Cash flows from investing activities:
Purchase of fixed assets	—	(13)
Net cash used in investing activities	—	(13)
Cash flows from financing activities:
Proceeds from exercise of warrants	1,121	—
Payment of tax liability for vested restricted stock units	—	(26)
Proceeds from sale of common stock, pre-funded and common warrants and warrant inducement, net of issuance and transaction costs	18,676	4,660
Net cash provided by financing activities	19,797	4,634
Effect of exchange rate changes on cash and cash equivalents	(3)	13
Net increase (decrease) in cash and cash equivalents	2,425	(14,145)
Cash and cash equivalents - beginning of period	4,278	23,550
Cash and cash equivalents - end of period	$6,703	$9,405

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Transaction costs related to the sale of common stock, pre-funded and common warrants	$351	$156
Offering costs included in accounts payable and accrued liabilities	$584	$42

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except for shares)

(Unaudited)

	Nine Months Ended September 30, 2025
	Common stock - shares	Common stock - Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance, December 31, 2024	3,378,895	$3	$183,690	$(172,444)	$(41)	$11,208
Warrant inducement and exercise of common stock warrants at $1.00 per share	5,828,570	6	—	—	—	6
Warrants exercised	3,770,029	4	—	—	—	4
Issued for cash - sale of common stock, pre-funded and common warrants	1,150,000	1	—	—	—	1
Stock-based compensation	—	—	485	—	—	485
Consolidated net loss	—	—	—	(5,904)	—	(5,904)
Equity warrants issued	—	—	7,988	—	—	7,988
Cumulative translation adjustment	—	—	—	—	3	3
Balance, March 31, 2025	14,127,494	$14	$192,163	$(178,348)	$(38)	$13,791
Warrants exercised	6,107,974	6	—	—	—	6
Issued for cash - sale of common stock, pre-funded and common warrants	9,972,026	10	—	—	—	10
Stock-based compensation	—	—	417	—	—	417
Consolidated net loss	—	—	—	(17,809)	—	(17,809)
Balance, June 30, 2025	30,207,494	$30	$192,580	$(196,157)	$(38)	$(3,585)
Warrant inducement and exercise of common stock warrants at $ 0.37 per share	16,216,216	16	1,748	—	—	1,764
Warrants exercised	2,996,192	3	—	—	—	3
Common stock issued upon vesting of restricted stock units (net of taxes)	19,889	—	—	—	—	—
Issuance of common stock in connection with a consulting agreement	58,785	—	—	—	—	—
Stock-based compensation	—	—	303	—	—	303
Cumulative translation adjustment	—	—	—	—	(6)	(6)
Consolidated net loss	—	—	—	(25,399)	—	(25,399)
Balance, September 30, 2025	49,498,576	$49	$194,631	$(221,556)	$(44)	$(26,920)

	Nine Months Ended September 30, 2024
	Common stock - shares	Common stock - Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2023	2,227,516	$33	$177,300	$(146,396)	$(9)	$30,928
Issuance of common stock to consultants	6,834	—	37	—	—	37
Reverse stock split	77,186	(31)	31	—	—	—
Stock-based compensation	—	—	456	—	—	456
Consolidated net loss	—	—	—	(6,425)	—	(6,425)
Cumulative translation adjustment	—	—	—	—	(9)	(9)
Balance, March 31, 2024	2,311,536	$2	$177,824	$(152,821)	$(18)	$24,987
Common stock issued upon vesting of restricted stock units (net of taxes)	19,743	—	(25)	—	—	(25)
Warrants exercised	229,506	1	—	—	—	1
Stock-based compensation	—	—	453	—	—	453
Consolidated net loss	—	—	—	(6,015)	—	(6,015)
Cumulative translation adjustment	—	—	—	—	8	8
Balance, June 30, 2024	2,560,785	$3	$178,252	$(158,836)	$(10)	$19,409
Issued for cash - sale of common stock, pre-funded and common warrants	283,000	—	—	—	—	—
Common stock issued upon vesting of restricted stock units (net of taxes)	742	—	(1)	—	—	(1)
Warrants exercised	157,368	—	—	—	—	—
Stock-based compensation	—	—	353	—	—	353
Consolidated net loss	—	—	—	(7,024)	—	(7,024)
Equity warrants issued	—	—	4,660	—	—	4,660
Cumulative translation adjustment	—	—	—	—	14	14
Balance, September 30, 2024	3,001,895	$3	$183,264	$(165,860)	$4	$17,411

See accompanying notes to condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015. MBI is a late-stage pharmaceutical development company currently conducting a pivotal Phase 3 trial evaluating Annamycin, also known by its non-proprietary name "naxtarubicin", in combination with Cytarabine for the treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). The Company has two additional portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded by investigators at academic institutions.

Each of its three core technologies is based substantially on discoveries made at and licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas, and features one or more drugs that have successfully completed a Phase 1 clinical trial. Three of its six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. Since MBI’s inception, its drugs have completed, are currently in, or have been permitted to proceed in, fourteen clinical trials. Annamycin, in a unique multilamellar lipid formulation, is the Company’s lead molecule, and MBI has recently concluded treatment in several Phase 1B/2 clinical trial for treating AML and has begun treating subjects in its Phase 3 clinical trial for the treatment of R/R AML. Annamycin was in two recently closed or concluded Phase 1B/2 clinical trials for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), with one physician-sponsored. The Company announced a physician-sponsored trial for Annamycin for the treatment of pancreatic cancer intended to begin in 2026. The one concluded trial has published its clinical study report. Additionally, there is another phase 1B/2 clinical trial that is physician sponsored which is investigating using WP1066 in combination with radiation for the treatment of glioblastoma, a form of brain cancer.

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

On May 23, 2025, the Company received a letter from the Nasdaq Stock Market LLC (Nasdaq), which notified the Company that it does not presently comply with Nasdaq’s Listing Rule 5550(b)(1) (the “Equity Rule”), which requires that the Company maintain a minimum of $2.5 million in stockholders’ equity, and that the Company also does not meet the alternatives of market value of listed securities or net income from continuing operations set forth in the Equity Rule. The letter did not have any immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and the Company had 45 calendar days to submit a plan to regain compliance. The Company’s plan was accepted and the Staff granted an extension of up to 180 calendar days from May 23, 2025 through  November 19, 2025 to evidence compliance. If the Company is not in compliance on that date, then the Company intends to submit an appeal to extend this date, however, there can be no assurance that such appeal would be successful.

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

2. Basis of presentation, principles of consolidation, and significant accounting policies and liquidity

Reverse Stock Split - On March 22, 2024, the Company completed a reverse stock split of all the issued and outstanding shares of the Company’s common stock at a ratio of 1 to 15. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. Certain amounts previously reported include rounding up of fractional shares as a result of the reverse stock split.

Basis of Presentation – Condensed Consolidated Financial Information - The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for financial information, and in accordance with the rules and regulations of the US Securities and Exchange Commission (SEC) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The condensed consolidated financial statements furnished reflect all normal adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of  December 31, 2024 and for the year then ended, including the notes thereto contained in the Form 10-K filed with the SEC on March 21, 2025.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2025, except as discussed further below under Changes in Accounting Policy.

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

Going Concern and Liquidity - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of  September 30, 2025, the Company had an accumulated deficit of $221.6 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $6.7 million as of September 30, 2025 is not sufficient to fund its planned operations for a period of at least one year from when these consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to seek additional funding through one or more of the following: a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. There can be no assurance that such events or a combination thereof can be achieved.

 In March 2022, the Company received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are the Company's officers or directors) and entities, and materials related to the development of and statements regarding the Company's drug candidate for the treatment of COVID-19. The Company has received, and expects to continue to receive, periodic further requests from the SEC staff with respect to this matter. The Company is not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that it has made, the Company believes in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to the Company states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. The Company's expenses for the three and nine months ended September 30, 2025, were not material. The Company expensed approximately $0.1 million and $0.2 million in related general and administrative fees and expenses for the three and nine months ended September 30, 2024, respectively. The Company has not hit the retention limits, so no reimbursement is expected. Accordingly, the Company has not recorded any provision for insurance reimbursement as of September 30, 2025.

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

Intangible Assets – Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Acquired intangible assets identified as in-process research and development (IPR&D) assets, are considered indefinite lived until the completion or abandonment of the associated research and development efforts. If the associated research and development effort is abandoned, the related IPR&D assets will be written off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. Intangible assets are tested for impairment on an annual basis, which was completed as of September 30, 2025, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid insurance	$786	$554
Vendor prepayments and deposits	367	331
Prepaid sponsored research	23	11
Related party receivables	4	4
Non-trade receivables	2	16
Total prepaid expenses and other current assets	$1,182	$916

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

The Company has categorized its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy in accordance with US GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

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

The following table provides the financial liabilities reported at fair value and measured on a recurring basis at September 30, 2025 and December 31, 2024 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of September 30, 2025:	$41,333	$—	$—	$41,333
Fair value of warrant liability as of December 31, 2024:	$—	$—	$—	$—

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

Three Months Ended September 30, 2025	Warrant Liability Long-Term
Balance, June 30, 2025	$16,830
Warrants issued	30,585
Warrants exercised	(4,491)
Change in fair value - net	(1,591)
Balance, September 30, 2025	$41,333

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of  December 31, 2024 and then is adjusted for changes in fair value that occurred during the nine months ended September 30, 2025. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and  may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Nine Months Ended September 30, 2025	Warrant Liability Long-Term
Balance, December 31, 2024	$—
Warrants issued	46,855
Warrants exercised	(4,491)
Change in fair value - net	(1,031)
Balance, September 30, 2025	$41,333

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended September 30, 2025 and 2024, approximately 85.7 million and 4.8 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the nine months ended September 30, 2025 and 2024, approximately 41.7 million and 2.7 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date of these unaudited condensed consolidated financial statements. See Note 8. Subsequent Events included in these unaudited condensed financial statements.

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

Change in Accounting Policy - During the quarter ended September 30, 2025, the Company changed its accounting policy related to the classification of certain outstanding warrants. Prior to the change in accounting policy, the Company's policy was to account for warrants with a certain contingent settlement provision as liability warrants, initially measuring them at fair value on the date of issuance. The warrants were previously remeasured at fair value at the end of each reporting period, with the related liability reflected on the Company's balance sheet. The changes in fair value during each previous reporting period were recognized as a gain (loss) from change in fair value of warrant liability in the Company's condensed consolidated statement of operations. The Company has changed its policy and warrants that contain this certain contingent settlement provision will now be accounted as equity under ASC 815-40-15-7C through 15-7F and ASC 505. The Company concluded that accounting for its warrants as equity instruments is preferable under ASC 250, as equity classification better reflects the economic substance of the arrangement and enhances the clarity and consistency of the Company's financial reporting. As a result of this change in accounting policy, all warrants issued prior to 2025, and certain warrants issued in 2025, that were previously accounted for as liability awards due to the certain contingent settlement provision will now meet the equity classification criteria under ASC 815-40 and will be classified as equity instruments. The effects of the change in accounting policy from warrant liabilities to equity have been retrospectively applied to all periods presented in these condensed consolidated financial statements. Certain warrants issued in 2025 will continue to be classified as a liability as these warrants contain features other than the contingent settlement provision that cause liability classification. See also Note 4 - Warrants and Equity.

As a result of the change in accounting policy, the Company adjusted accumulated deficit, and additional paid-in capital to reverse previously recorded mark-to-market fair value changes of the liability-classified warrants. Warrants classified as liability warrants were adjusted retrospectively from January 2017 to June 2025, and beginning balances have been adjusted for the policy change to equity warrant classifications. Accumulated deficit as of January 1, 2024, changed from $131.6 million, as reported under the liability classification, to $146.4 million under the equity classification.

The following financial statement line items were impacted by the change in accounting policy, as shown in the tables below (in thousands, except per common share data):

	September 30, 2025			December 31, 2024
		As Reported	Effect of	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change	Under Old Policy	Under New Policy	Change
Condensed Consolidated Balance Sheets
Warrant liability - long-term	$48,660	$41,333	$(7,327)	$5,229	$—	$(5,229)
Total liabilities	54,600	47,273	(7,327)	10,946	5,717	(5,229)
Additional paid-in capital	162,337	194,631	32,294	159,384	183,690	24,306
Accumulated deficit	(196,589)	(221,556)	(24,967)	(153,367)	(172,444)	(19,077)
Total stockholders' equity (deficit)	(34,247)	(26,920)	7,327	5,979	11,208	5,229
Total liabilities and stockholders' equity (deficit)	20,353	20,353	—	16,925	16,925	—

	March 31, 2025			June 30, 2025
	As Reported	As Adjusted	Effect of	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change	Under Old Policy	Under New Policy	Change
Condensed Consolidated Balance Sheets
Warrant liability - long-term	$13,749	$—	$(13,749)	$20,553	$16,973	$(3,580)
Total liabilities	20,971	7,222	(13,749)	28,758	25,178	(3,580)
Additional paid-in capital	159,869	192,163	32,294	160,286	192,580	32,294
Accumulated deficit	(159,803)	(178,348)	(18,545)	(167,443)	(196,157)	(28,714)
Total stockholders' equity (deficit)	42	13,791	13,749	(7,165)	(3,585)	3,580
Total liabilities and stockholders' equity (deficit)	21,013	21,013	—	21,593	21,593	—

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
		As Reported	Effect of	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change	Under Old Policy	Under New Policy	Change
Condensed Consolidated Statement of Operations
Gain (loss) from change in fair value of warrant liability	$(2,157)	$1,591	$3,748	$(1,728)	$—	$1,728
Transaction costs allocated to warrant liabilities	(530)	(530)	—	(993)	—	993
Loss on issuance of warrant liabilities	(20,609)	(20,609)	—	(847)	—	847
Net loss	(29,147)	(25,399)	3,748	(10,592)	(7,024)	3,568
Net loss per common share - basic and diluted	(0.78)	(0.68)	0.10	(2.85)	(1.89)	0.96
Other comprehensive income (loss)	(29,153)	(25,405)	3,748	(10,578)	(7,010)	3,568

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
		As Reported	Effect of	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change	Under Old Policy	Under New Policy	Change
Condensed Consolidated Statement of Operations
Gain (loss) from change in fair value of warrant liability	$16,506	$1,031	$(15,475)	$1,423	$—	$(1,423)
Transaction costs allocated to warrant liabilities	(3,525)	(1,737)	1,788	(993)	—	993
Loss on issuance of warrant liabilities	(38,760)	(30,962)	7,798	(847)	—	847
Net loss	(43,223)	(49,112)	(5,889)	(19,881)	(19,464)	417
Net loss per common share - basic and diluted	(2.08)	(2.36)	(0.28)	(6.83)	(6.69)	0.14
Other comprehensive income (loss)	(43,226)	(49,115)	(5,889)	(19,868)	(19,451)	417

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	As Reported	As Adjusted	Effect of	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change	Under Old Policy	Under New Policy	Change
Condensed Consolidated Statement of Operations
Gain (loss) from change in fair value of warrant liability	$9,609	$(560)	$(10,169)	$1,696	$—	$(1,696)
Transaction costs allocated to warrant liabilities	(1,207)	(1,207)	—	—	—	—
Loss on issuance of warrant liabilities	(10,352)	(10,352)	—	—	—	—
Net loss	(7,640)	(17,809)	(10,169)	(4,319)	(6,015)	(1,696)
Net loss per common share - basic and diluted	(0.49)	(1.15)	(0.66)	(1.70)	(2.37)	(0.67)
Other comprehensive loss	(7,640)	(17,809)	(10,169)	(4,311)	(6,007)	(1,696)

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	As Reported	As Adjusted	Effect of	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change	Under Old Policy	Under New Policy	Change
Condensed Consolidated Statement of Operations
Gain (loss) from change in fair value of warrant liability	$18,663	$(560)	$(19,223)	$3,151	$—	$(3,151)
Transaction costs allocated to warrant liabilities	(2,995)	(1,207)	1,788	—	—	—
Loss on issuance of warrant liabilities	(18,150)	(10,352)	7,798	—	—	—
Net loss	(14,076)	(23,713)	(9,637)	(9,289)	(12,440)	(3,151)
Net loss per common share - basic and diluted	(1.13)	(1.90)	(0.77)	(3.71)	(4.97)	(1.26)
Other comprehensive loss	(14,073)	(23,710)	(9,637)	(9,290)	(12,441)	(3,151)

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	As Reported	As Adjusted	Effect of	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change	Under Old Policy	Under New Policy	Change
Condensed Consolidated Statement of Operations
Gain from change in fair value of warrant liability	$9,054	$—	$(9,054)	$1,455	$—	$(1,455)
Transaction costs allocated to warrant liabilities	(1,788)	—	1,788	—	—	—
Loss on issuance of warrant liabilities	(7,798)	—	7,798	—	—	—
Net loss	(6,436)	(5,904)	532	(4,970)	(6,425)	(1,455)
Net loss per common share - basic and diluted	(0.69)	(0.63)	0.06	(2.02)	(2.61)	(0.59)
Other comprehensive loss	(6,433)	(5,901)	532	(4,979)	(6,434)	(1,455)

The change in accounting policy did not have a material effect on the statement of cashflows for any current or prior period presented.

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	September 30, 2025	December 31, 2024
Research and development	$1,413	$858
Payroll and bonuses	1,352	1,817
Legal, regulatory, professional and other	669	404
Operating lease liability - current	132	120
Due to related party	—	130
Total accrued expenses and other current liabilities	$3,566	$3,329

Additionally, accounts payable - due to related party was $19,000 and $20,000 at September 30, 2025 and  December 31, 2024, respectively,

4. Warrants and Equity

Warrant and Stock Issuances

In August 2025, the Company entered into a warrant exercise inducement offer letter with holders of certain existing warrants pursuant to which the holders agreed to exercise Series E warrants to purchase up to 16,216,216 shares of common stock with an exercise price of $0.37 per shares in exchange for the Company issuing new Series F warrants to purchase 64,864,864 shares of the Company's common stock. Each Series F warrant had an exercise price of $0.55 per share and is exercisable as of the date of issuance to October 16, 2030. The Company received gross proceeds of $6.0 million. In addition, during August and September 2025, 2,996,192 shares of Series E warrants were exercised for $1.1 million. The Series F warrants are classified as liability warrants within these consolidated condensed interim financial statements.

In June 2025, the Company closed a public offering of (i) 9,972,026 shares of the Company’s common stock; (ii) pre-funded warrants to purchase up to an aggregate of 6,107,974 shares of common stock; and (iii) Series E warrants to initially purchase up to an aggregate of 48,240,000 shares of common stock (of which Series E warrants to purchase 16,216,216 shares of common stock were exercised as described in the above paragraph). The combined purchase price for the securities was $0.37 per share of common stock (or pre-funded warrant in lieu thereof). Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.001 per share. All of the pre-funded warrants were exercised during the three months ended June 30, 2025. Each Series E warrant has an initial exercise price of $0.37 per share and became exercisable beginning on the effective date of stockholder approval on August 18, 2025, at the Company's Annual Meeting. The Company also received approval at the Annual Meeting to increase its authorized shares of common stock to 500,000,000, such that it can issue all shares of common stock required under the Series E warrants upon any future adjustments to the exercise price of the Series E warrants. The Series E warrants provide that if, while the Series E warrants are outstanding, the Company sells any common stock and/or common stock equivalents other than in connection with certain exempt issuances (as defined in the Series E warrant agreement), at a purchase price per share less than the exercise price of the Series E warrants in effect immediately prior to such sale, then immediately after such sale the exercise price of the Series E warrants then in effect will be reduced to an amount equal to such new issuance price, and, the number of shares issuable upon exercise of the Series E warrants will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price of $0.12 (Down Round Feature). In addition, the Series E warrants provide that if at any time on or after the date of issuance there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving the common stock and the lowest daily volume weighted average price during the period commencing five consecutive trading days immediately preceding and the five consecutive trading days commencing on the date of such event is less than the exercise price of the Series E common warrants then in effect, then the exercise price of the Series E warrants will be reduced to the lowest daily volume weighted average price during such period and, the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price of $0.12. The Series E warrants expire on August 18, 2030. As of November 10, 2025, the Company had received gross proceeds of $7.5 million and may receive up to an additional approximately $10.3 million in gross proceeds if the Series E warrants are fully exercised for cash. Proceeds of offerings are allocated between common shares and Series E warrants first by allocating to the Series E warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. The fair value of the Series E warrants was $16.3 million on the issuance date. Because the fair value of the liability classified warrants issued in the June 2025 offering exceeded the total proceeds, no consideration was allocated to the common stock or pre-funded warrants. The full proceeds from the June 2025 offering were recorded as warrant liabilities, and the Company recognized a $10.4 million loss on the issuance of the Series E warrants. The Company also incurred $1.2 million in transaction costs related to the June 2025 public offering.

In February 2025, the Company entered into a securities purchase agreement with an institutional investor for the sale by the Company of 1,150,000 shares of common stock, and 2,121,029 pre-funded warrants to purchase shares of common stock, and Series D warrants to purchase up to 6,543,058 shares of common stock. The combined purchase price for the securities was $1.07 per share of common stock (or pre-funded warrant in lieu thereof). Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.001 per share. All of the pre-funded warrants were exercised during the three months ended March 31, 2025. Each Series D warrant will expire five years from the initial exercise date. The Company received gross proceeds of $3.5 million. Based on the change in accounting policy as noted in Note 2, these Series D warrants are classified within equity for all periods presented within these condensed consolidated interim financial statements.

In February 2025, the Company entered into a warrant exercise inducement offer letter with a holder of certain existing warrants to receive new warrants to purchase up to a number of shares of common stock equal to 200% of the number of warrant shares issued pursuant to the exercise of such existing warrants to purchase up to 5,828,570 shares of common stock pursuant to which the holder agreed to exercise for cash their existing warrants at a reduced exercise price of $1.00 in exchange for the Company's agreement to issue the inducement warrants to purchase up to 11,657,140 shares (Series C warrants) of the Company's common stock. Each Series C warrant has an exercise price of $0.75 and was exercisable as of the date of issuance and may be exercised for a period of five years. The Company received gross proceeds of $5.8 million. Total gross proceeds received in the two February 2025 transactions were $9.3 million. Based on the change in accounting policy as noted in Note 2, these Series C warrants are classified within equity for all periods presented within these condensed consolidated interim financial statements.

In August 2024, the Company entered into a securities purchase agreement with an institutional investor for the sale by the Company of 283,000 shares of common stock, and 2,183,368 pre-funded warrants to purchase shares of common stock, Series A warrants to purchase up to 2,466,368 shares of common stock, Series B warrants to purchase up to 2,466,368 shares of common stock, and placement agent warrants. The combined purchase price for the securities was $2.23 per share of common stock (or pre-funded warrant in lieu thereof). In August 2024, the Company entered into a warrant amendment agreement, pursuant to which the Company agreed that effective upon closing of the offering, and subject to shareholder approval, to amend 895,834 existing warrants originally issued on  December 26, 2023 at an exercise price of $9.60 per share and a termination date of  February 14, 2029, so that the amended warrants would have a reduced exercise price of $2.23 per share and would expire five years from the date of shareholder approval. Based on the change in accounting policy as noted in Note 2, the August 2024 warrants are classified within equity for all periods presented within these condensed consolidated interim financial statements.

Liability Classified Warrants

The Company applies a Monte Carlo simulation model to appropriately reflect the impact of the Down Round Feature to both the Series E and Series F Warrants. The risk-free interest rate assumption is based upon observed interest rates on zero coupon US Treasury bonds linearly interpolated to obtain a maturity period commensurate with the term of the warrants. Estimated volatility is a measure of the amount by which the Company's stock price is expected to fluctuate each year during the expected life of the warrants.

The assumptions used in determining the fair value of the Company's outstanding liability classified warrants are as follows:

September 30, 2025
Risk-free interest rate	3.7% to 3.7%
Volatility	111.1% to 112.7%
Expected life (years)	4.9 to 5.0
Dividend yield	—%

A summary of the Company's liability classified warrant activity during the nine months ended September 30, 2025 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2025	—	$—	$—	$—	—
Granted	113,104,864	$0.37	$0.55	$0.47	—
Exercised	(19,212,408)	$0.37	$0.37	$0.37	—
Balance at September 30, 2025	93,892,456	$0.37	$0.55	$0.49	5.0
Exercisable at September 30, 2025	93,892,456	$0.37	$0.55	$0.49	5.0

For a summary of the changes in fair value and the impact of changes in accounting policy associated with the Company's warrant liability for the nine months ended September 30, 2025, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies. Subsequent to September 30, 2025, Series E warrants to purchase 1,175,351 shares of common stock were exercised at $0.37 per share.

Equity Classified Warrants

A summary of the Company's equity classified warrant activity during the nine months ended September 30, 2025 and related information follows:

	Number of Shares	Range of Warrant Exercise
	Under Warrant	Price per Share
Balance at January 1, 2025	7,810,033	$—	$—
Granted	19,966,089	$0.43	$1.64
Exercised	(7,477,570)	$0.00	$2.23
Expired warrants	(67,670)	$94.50	$94.50
Balance at September 30, 2025	20,230,882	$0.00	$0.55
Exercisable at September 30, 2025	18,976,140	$0.75	$54.45

The equity awards granted primarily consist of Series C and Series D warrants granted during the quarter ended March 31, 2025. Additionally, equity awards exercised during the nine months ended September 30, 2025, primarily consisted of the Series A and B warrants exercised during the period.

In September 2025, the Company granted equity-classified warrants to purchase up to 375,000 shares of Company common stock with a ten-year term and an exercise price of $0.43. The warrants vest annually over four years while services are being performed. In July 2025, the Company issued 200,000 warrants to a consultant, of which 100,000 vested immediately and 100,000 will vest upon the signing of a letter of intent or the closing of a licensing deal with a value of $10 million or more. In January 2025, the Company granted equity-classified warrants to two consultants to purchase up to 50,000 shares each of Company common stock with a ten-year term and an exercise price of $1.64. The first 50,000 of these warrants vest based on performance of certain services, and the other 50,000 vest annually over four years.

In March 2024, the Company granted equity-classified warrants to purchase up to 3,334 shares of Company common stock with a ten-year term and an exercise price of $9.15. The warrants vest annually over four years while services are being performed.

Other Components of Equity and Share Issuances

During the nine months ended September 30, 2025, all remaining pre-funded warrants were exercised, leaving no remaining pre-funded warrants outstanding as of September 30, 2025. In July 2025, the Company issued 58,785 shares of common stock to a consultant in exchange for services provided. The Company issued 19,889 shares of common stock upon the vesting of RSUs in July 2025 pertaining to the prior quarter.

At Market Issuance Sales Agreement (ATM)

In July 2025, the Company entered into a certain At Market Issuance Offering Agreement (2025 ATM Agreement) with Roth Capital Partners, LLC. (Roth). Pursuant to the terms of the 2025 ATM Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time through or to Roth acting as our sales agent or principal. Roth may also sell shares of our common stock in negotiated transactions at market prices prevailing at the time of sale at prices related to such prevailing market prices and either party may cancel upon two business days notice. The Company agreed to pay a commission to Roth of 3.0% of the gross proceeds of any shares of common stock sold under the 2025 ATM Agreement, in addition to the reimbursement of certain expenses. The 2025 ATM Agreement terminates upon the sale of shares in the aggregate amount in the agreement.

5. Stock-Based Compensation

As of September 30, 2025, there were 4,677,666 shares remaining to be issued under the Company's equity compensation plans.

Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024, respectively, is as follows (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$203	$259	$866	$980
Research and development	100	94	339	319
Total stock-based compensation expense	$303	$353	$1,205	$1,299

The Company recorded stock compensation expense for the equity classified warrants relating to non-employee consulting agreements of $30,000 and $26,000 for the three months ended  September 30, 2025 and 2024, respectively, and $88,000 and $94,000 for the nine months ended September 30, 2025 and 2024, respectively, which are included in the table above. At  September 30, 2025, there was $440,000 of unrecognized stock compensation expense related to the Company's equity classified warrants. In September 2025, the Company issued 1,441,500 stock options to employees and contractors at $0.43 per shares which have a ten-year term and vest over 4 years.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2025 as a result of the losses recorded during the three and nine months ended September 30, 2025 and the additional losses expected for the remainder of 2025 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of September 30, 2025 and  December 31, 2024 the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 is nil. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants, Internal Revenue Code Section 162(m) limitations and ISO activity, as well as the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing US tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The Company continues to evaluate the impact the new legislation will have on the consolidated financial statements, but does not anticipate a significant impact due to the Company’s valuation allowance position.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of September 30, 2025.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three and nine months ended September 30, 2025 and 2024, respectively (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost:
Operating lease cost	$38	$37	$112	$112
Variable lease cost	7	7	22	17
Total	$45	$44	$134	$129

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

In June 2022, the Company extended the lab lease until September 30, 2027, with no further right or option to renew. The Company recorded approximately $12,000 in sublease income from a related party for the three months ended September 30, 2025 and 2024 and $37,000 for each of the nine months ended September 30, 2025 and 2024. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $40,000 and $39,000 for the three months ended  September 30, 2025 and 2024, respectively, and $119,000 and $107,000 for the nine months ended September 30, 2025 and 2024, respectively.

In March 2025, the Company terminated the WP1122 license with MD Anderson. The upcoming annual maintenance fee on this license was previously expensed and accrued, as the annual fee is due annually in April.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $32,000 and $63,000 for the three months ended September 30, 2025 and 2024, respectively, and $115,000 and $$180,000 for the nine months ended September 30, 2025 and 2024, respectively. In October 2025, the Company entered into two separate options to license certain intellectual property related to WP1122 and a new formulation on WP1066. Such licenses are tied to continue support of sponsored research at MD Anderson discussed below.

HPI - The Company has an agreement with Houston Pharmaceuticals, Inc. (HPI), a related party, with total expenses of $15,000 for each of the three months ended September 30, 2025 and 2024, and $45,000 and $176,000 for the nine months ended September 30, 2025 and 2024, respectively.

Sponsored Research Agreements - The expenses recognized under the agreements were $11,000 and $767,000 for the three months ended September 30, 2025 and 2024, respectively, and $324,000 and $1,300,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company entered into a research agreement with MD Anderson until 2027. Such research supports the development efforts of the Company's three core technologies.

8. Subsequent Events

On November 12, 2025, the Compensation Committee of our board of directors approved, and we issued, in connection with our 2024/2025 compensation year, to certain of our executive officers and board members and advisors, ten-year options to purchase an aggregate of 2,605,000 shares of our common stock pursuant to the Company’s 2024 Stock Plan with an exercise price of $0.49 per share, which vest in four equal annual, except installments subject to the respective individual’s continued service with us as of each such vesting date; and performance stock units to acquire an aggregate of 1,550,000 shares of our common stock, which vest upon the attainment of performance milestones related to our lead clinical trial.

Subsequent to September 30, 2025, 736,549 shares were sold under the ATM Agreement for gross proceeds of $0.4 million at prices ranging from $0.4349 to $0.5601. Pursuant to the terms of the Series F warrants, the exercise price of the Series F warrants was lowered to $0.4349 per share on November 13, 2025, which was the sole date on which sales under the ATM Agreement were made at a price less than $0.55 per share.

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

•	Our ability to obtain additional funding to commence or continue our clinical trials, fund operations and develop our product candidates;
•	The need to obtain and retain regulatory approval of our drug candidates, both in the US and in Europe, and in countries deemed necessary for future trials;
•	Our ability to complete our clinical trials in a timely fashion in line with our stated milestones and within our expected budget and resources;
•	Our ability to regain in the short-term, and then maintain, compliance with the continued listing requirements of the Nasdaq Capital Market;
•	Our ability to source our drug products at reasonable prices;
•	Compliance with obligations under intellectual property licenses with third parties;
•	Any delays in regulatory review and approval of drug candidates in clinical development;
•	Potential efficacy of our drug candidates;
•	Our ability to commercialize our drug candidates;
•	Market acceptance of our drug candidates;
•	Competition from existing therapies or new therapies that may emerge;
•	Potential product liability claims;
•	Our dependency on third-party manufacturers to successfully, and timely, supply or manufacture our drug candidates for our preclinical work and our clinical trials;
•	Our ability to establish or maintain collaborations, licensing or other arrangements;
•	Our ability and third parties’ abilities to protect intellectual property rights;
•	Our ability to adequately support future growth; and
•	Our ability to attract and retain key personnel to manage our business effectively.

We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Our Business

We are a late-stage pharmaceutical development company currently conducting a pivotal Phase 3 trial evaluating Annamycin (also known by its non-proprietary name "naxtarubicin") in combination with Cytarabine for the second line (2L) treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). This Phase 3 trial plans to have an interim unblinding of data upon the recruitment of the first 45 subjects and the readout of the data from the sites, expected shortly thereafter. We plan an additional unblinding on the first 90 subjects (includes the previously mentioned first 45 subjects). We believe such early visibility for a pivotal registration-enabling trial is highly unique in that stakeholders will receive preliminary safety and efficacy data in the “MIRACLE” trial (derived from Moleculin R/R AML AnnAraC Clinical Evaluation) within roughly one year of dosing the first subject. We have two additional portfolios of technologies for hard-to-treat cancers and viruses currently with clinical and preclinical research funded by investigators at academic institutions.

Each of our three core technologies is based substantially on discoveries made at and licensed from MD Anderson in Houston, Texas, and features one or more drugs that have successfully completed a Phase 1 clinical trial. Some of the intellectual property was co-developed by us with MD Anderson. Three of our six drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. One Phase 2B/3 trial and one Phase 2 trial are currently underway. Since our inception, our drugs have completed, are currently in, or have been permitted to proceed in, fourteen clinical trials. This is expected to increase in 2026 with an expansion of treated indications with Annamycin.

Annamycin is in a class of drugs referred to as Anthracyclines, which are inhibitors of topoisomerase II, enabling them to cause DNA damage in rapidly replicating tumor cells. Annamycin, in a unique multilamellar lipid formulation, is our lead molecule and we have recently concluded treating subjects in several Phase 1B/2 clinical trial for treating AML and are embarking on a Phase 3 clinical trial for the treatment of AML, which we believe will be pivotal. Annamycin has also been in two Phase 1B/2 clinical trials for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, STS or Advanced STS). Our Phase 1B/2 STS lung mets trial MB-107 is completed, and a clinical study report has been issued. The other trial is an investigator initiated Advanced STS trial which is closed to recruitment.

One of our core management beliefs is that anthracyclines represent one of the most important treatments for nearly half of all cancers, including AML and Advanced STS, and that Annamycin may increase the efficacy, safety and tolerability of anthracycline therapy fora majority of these patients. We believe that such a benefit could be disruptive to the competitive landscape for these markets. This belief, coupled with our limited resources, leads us to currently focus mainly on the development of Annamycin. We intend to advance our other drug candidates via investigator led studies – both preclinically and clinically.

Focus and Core Technologies

Our core technologies consist of the following programs:

a) Annamycin or L-Annamycin is a “next generation” anthracycline (one of the most widely used classes of chemotherapy), designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks and their susceptibility to multidrug resistance mechanisms. Annamycin was designed to avoid multidrug resistance and to be non-cardiotoxic and, with intensive cardiac monitoring, has shown no cardiotoxicity in subjects treated in our six Annamycin clinical trials to date. Furthermore, we have demonstrated safe dosing significantly beyond the lifetime dose limitations imposed by regulatory authorities upon commonly prescribed anthracyclines due to their inherent cardiotoxicity. The clinical activity for Annamycin is discussed below.

b) Our WP1066 Portfolio includes WP1066, WP1193 and WP1220, three of several Immune/Transcription Modulators in the portfolio designed to inhibit p-STAT3 (phosphorylated signal transducer and activator of transcription 3) among other transcription factors associated with tumor activity. These also stimulate a natural immune response to tumors by inhibiting the errant activity of Regulatory T-Cells (TRegs).We have an oral formulation of WP1066 that has been in three clinical trials to date and we are currently performing preclinical work on an intravenous formulation, all of which are funded and performed by investigator-initiated studies.

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

We now have independent assessments covering 84 subjects that have been treated with Annamycin in five different clinical trials in the US and Europe with no evidence of cardiotoxicity. To date of the 77 subjects treated in our internally funded trials, 56 were treated above the FDA’s lifetime maximum anthracycline limit of 550 mg/m2, including one subject whose repeated Annamycin treatments took that subject to a total cumulative anthracycline exposure of 3,420 mg/m2 (or roughly five times the FDA approved lifetime anthracycline exposure) and there has been no evidence of cardiotoxicity reported. After review of the data provided, the Independent Expert concluded that there was no evidence of drug-related cardiotoxicity in any subjects. Furthermore, additional subjects have been treated in the MIRACLE trial and, to date, no cardiotoxicity has been observed, bringing the total subjects treated safely with Annamycin to almost 100 subjects.

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

Although we have not definitively concluded that Annamycin is incapable of cardiotoxicity, we discuss Annamycin’s lack of demonstrated cardiotoxicity in this document, corporate presentations and other public communications. Such discussions reflect the information in the preceding paragraphs but in summary are based on the following: 1) Annamycin was initially designed to be non-cardiotoxic; 2) Preclinical studies have demonstrated Annamycin lacks cardiotoxicity as compared to a currently prescribed anthracycline; and, 3) Our Expert’s conclusions from analyzing the data from 84 subjects treated with Annamycin in five clinical studies conducted in the US and in the EU. Our discussions will reflect any additional data or analyses as they become available.

Clinical Trials Summary

We have multiple active INDs/CTAs ("Investigational New Drug" authorization in the US or "Clinical Trial Authorization" in other countries). These INDs/CTAs are under development, approved, in progress, or completed and comprise a total of fourteen clinical trials, internally and externally funded. With Annamycin, we closed one AML clinical trial: MB-106 which was a Phase 1B/2 treating AML with the combination of Annamycin and Cytarabine (together referred tp as “AnnAraC”). The Clinical Study Report is now being written. Additionally, MB-108 is a Phase 2B/3 pivotal clinical trial treating R/R AML as 2nd line therapy (recruitment has started and additional sites are being added) with AnnAraC. Finally, there is one externally funded Phase 1B/2 trial treating STS Lung Mets with Annamycin as monotherapy. This trial is closed and is in follow-up on the trial’s subjects. With WP1066, we have an externally funded a Phase 1B/2 trial in combination with radiation treating glioblastoma (GBM) at Northwestern University that is active.

MIRACLE Trial

We have a Phase 3 pivotal trial for the treatment, with Annamycin in combination with Cytarabine, of AML patients who are R/R after induction therapy. This Phase 3 MIRACLE trial is a global study. It is an adaptive trial designed with a lead-in Part A portion of the study having three arms (control arm with cytarabine, and two test arms with cytarabine plus two different doses of Annamycin) intended to determine an “optimum dose” to be used in Part B of the study. Once an optimum dose for the Annamycin is determined the study will continue into Part B with two arms (control arm with cytarabine and a test arm with cytarabine plus Annamycin). In some contexts, we refer to Part A as Phase 2B and Part B as Phase 3, however the adaptive design enables the combining of data from Part A (for the optimum dose) with Part B such that data from both parts A and B will comprise Phase 3 data.

Recent Business Developments

Annamycin

MIRACLE Trial

Clinical and Regulatory

On November 13, 2025, we announced an update, as of November 4, 2025, on recruitment for MIRACLE with 60% of the targeted 45 subjects consented into the trial with additional subjects identified by site investigators. We believe that the blinded complete remission response activity to date is within the randomized expectations, based on historical clinical data for the treatment arms. The currently consented subjects are from across sites in five countries, providing a diverse base of subjects. With the upcoming holidays in addition to unexpected bed shortages at certain EU sites, we expect treatment of the last of the first 45 subjects in the first quarter of 2026. Such data will be audited, locked, and reviewed prior to release. The release of the unblinded data will be thereafter. The final unblinded data of the first 90 subjects will be the basis for the Data Safety Monitoring Committee’s (DSMC) recommendation of the treatment arms going forward and, most importantly, on any needed actions related to subject safety. Subjects have been identified in the US, and to date, none have passed our pre-screening protocol.

We announced on September 9, 2025, updates to our site status and recruitment and as of early September 2025, 13 subjects had been screened, enrolled, or dosed, with a target of reaching 20 active/screening sites by month-end. On September 1, 2025, and treated our first subject in the European Union (EU).

As of July 25, 2025, we selected over 35 sites to conduct Part A of the MIRACLE trial in the US, the EU, and Eastern Europe. Four sites (one each in Ukraine, the country of Georgia, Spain and the US) were actively recruiting, screening and/or treating subjects. Besides these four sites the MIRACLE trial was approved by over 25 ethics committees of various clinics in the US and the EU. Eight subjects were treated as of July 25, 2025 in the MIRACLE trial.

Since February and through October of 2025, we received a total of ten separate communications from the FDA including additional comments and information requests, all of which we addressed. These requests focused mainly on safety, subject monitoring, clinical pharmacology, statistics, and inclusion/exclusion criteria. None of the requests resulted in significant changes to overall trial design or dosing of Annamycin. Such requests require from time to time, an update to our protocol, which must be processed through each regulatory/clinical jurisdiction, and we believe such requests and responses will continue as we progress the MIRACLE trial through multiple countries. The US and EU protocols with the FDA and EMA, respectively, are currently “harmonized” and future requests as we proceed may require future “harmonization”.

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

On May 12, 2025, we announced that the European Medicines Agency (EMA) approved its Clinical Trial Application to conduct the MIRACLE trial in all nine countries submitted in the European Union (EU). We received the final Report for the Application and Evaluation Assessment (part of the EMA’s Clinical Trial Information System or CTIS process) of "Acceptable" for Belgium, Czechia, France, Germany, Italy, Lithuania, Poland, Romania, and Spain. Such approval was under the condition that we present results of appropriate nonclinical GLP studies before initiating the Phase 3 portion (Part B) of the MIRACLE study. Such results will be submitted as a substantial modification. Along with the individual country committee and/or ethics approvals for these nine countries in the EU, this allows us to proceed. While there are minor differences between the US and EU protocols with the FDA and EMA, respectively, we do not view these as a barrier to conducting the study and are working to harmonize the protocols as appropriate.

MB-106 Clinical Study with AnnAraC for the Treatment of AML (1st through 7th Linse Subjects)

We completed our Phase 1B/2 (MB-106) clinical trial evaluating AnnAraC for the treatment of subjects with AML with the database for the trial locked in September 2025. The data below is subject to the final Clinical Study Report (CSR) being published which is projected to be in the first quarter of 2026. In total, 23 subjects were enrolled and 22 dosed in the trial, with all subjects (1st Line through 7th Line or 1L-7L) who received AnnAraC per protocol having completed their efficacy evaluations (n=20). The updated overall survival (OS) data revealed the following:

•

Median OS for Complete Remissions (CR): Technically median OS was not met as 50% of the subjects in the CR population were alive at study close. A median OS of 15+ months (n=8) was reported at study close with 4 subjects alive.

•	Median OS for the intent to treat (ITT) Safety Population (1L-7L): 9 months (n=22; 13 subjects experienced an event, 9 subjects censored)
•	Median OS for 2L Safety Evaluable Population: 12 months (n=9)

Industry publications note that the typical OS for relapsed AML patients is roughly 4-6 months. As previously reported, 8 subjects in the intent-to-treat (ITT) population of 22 (36%) achieved a complete remission (CR) following treatment with AnnAraC. Among the subjects treated in the second line (2L) setting (n=10), the CR rate (the same primary efficacy endpoint as in the ongoing Phase 2B/3 pivotal MIRACLE trial), was 50%. Median durability for the 8 subjects achieving a CR was 10 months and continuing at the end of the study. CR durability ranged from 2 months to 22 months and continuing. CRs were achieved in subjects with a variety of prior treatments, including traditional 7+3 and venetoclax regimens.

This data is considered preliminary until a final CSR is published.

Pediatric Study for Annamycin in Combination Therapy with Cytarabine for the Treatment R/R AML

Received Positive FDA Feedback on Pediatric Study Plan for Annamycin in Children with R/R AML

We announced on June 18, 2025, that we received a written response from the Office of Oncologic Diseases – Pediatric Oncology of the FDA regarding our Initial Pediatric Study Plan (iPSP), which was submitted after a June 2024 end-of-phase 1/2 meeting. The FDA has agreed to a single pediatric approval study in which Annamycin (also known as naxtarubicin) in combination with Cytarabine will be evaluated as second line therapy in pediatric patients with R/R AML.

We believe that this is particularly important in pediatric oncology because about 60% of children with cancer are treated with anthracyclines that present a high risk of causing heart damage, we expect to commence this trial in the second half of 2027. As part of the iPSP, we proposed a single-arm study evaluating pharmacokinetics (PK), efficacy, and safety of AnnAraC in patients between 2 and 16 years of age. The FDA response calls for including patients from 6 months of age and older, with no minimum number of patients between 6 months and 2 years old. FDA also clarified that drug concentration exposure and safety profile that are comparable would allow extrapolation from efficacy in adults. Importantly, FDA said we would be able to start the pediatric trial before having the full two years of follow-up data from the adult trial. Between August 2025 and September 2025, we corresponded with the FDA regarding certain specifics of this trial. On September 26, 2025 we received the iPSP agreement letter from the FDA.

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

Investigator-Initiated Study Annamycin for the Treatment of Pancreatic Cancer

On November 2025 we announced grant funded research evaluating Annamycin for the treatment of pancreatic cancer at University of North Carolina - Chapel Hill (UNC). In early November we entered into a research and material transfer agreement with the UNC for investigator-initiated preclinical research evaluating Annamycin for the treatment of pancreatic cancer. The studies covered under this agreement will evaluate the ability of novel treatment agents and modalities to enhance the tumor delivery of liposomal Annamycin (L-Annamycin) and Free-Annamycin as compared to Doxil and Free-doxorubicin in the PDAC GEMM models. Under the terms of the agreement the Company will supply Annamycin and the UNC Eshelman School of Pharmacy, UNC Lineberger Comprehensive Cancer Center, and Carolina Institute of Nanomedicine will conduct the planned preclinical research as part of a series of funded grants.

On October 23, 2025, we announced that the Company is working with Atlantic Health on an investigator-initiated Phase 1B/2 single-arm study evaluating Annamycin for third-line (3L) treatment of advanced pancreatic cancer. Pancreatic cancer continues to present significant treatment challenges, being the cancer with the highest mortality rate globally and the seventh leading cause of cancer death. However, recent preclinical studies indicate that Annamycin may target critical factors associated with this disease, showcasing its potential as a novel therapeutic option.

In connection with the planned study, Moleculin will supply Annamycin and be responsible for submitting and maintaining an Investigational New Drug Application (IND) with the US Food and Drug Administration (FDA), and Atlantic Health will be responsible for conducting the Phase 1B/2 study. Moleculin estimates the additional cost to run this trial from 2026 into 2030 (for long-term follow-up) will be approximately $1 million, mainly for drug supply and outside laboratory testing. This trial is subject to the successful filing of an IND with the FDA, both parties agreeing on a clinical trial agreement, ensuring sufficient drug supply and other critical items leading up to expected commencement of the clinical trial in 2026.

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

WP1066

Clinical Trial with WP1066 at Northwestern University

With our WP1066 oral formula, an externally funded Phase 1B/2 trial in combination with radiation treating GBM, a form of brain cancer, is recruiting and treating subjects at Northwestern University (Northwestern). This is an investigator-initiated trial where our main cost is supplying drug product. As of the end of October 2025, Northwestern had recruited 8 subjects, of which 3 were active with treatment, 1 off treatment and in follow-up, and 4 off study. No data has been released. This initial enrollment was part of a "lead-in safety analysis". The safety committee has approved moving forward and, pending approval from the study statistician, the study will proceed with further enrollment.

Prior Pediatric Brain Tumor Study and Preclinical Studies with WP1066 IV Formula at Emory University

A manuscript covering the prior pediatric study for WP1066 treating brain tumors conducted at Emory University has been drafted and was accepted for publication, expected in the second half of 2026.

We signed an agreement with Emory University whereby Emory will study various WP1066 IV formulations in preclinical studies with the goal of selecting the best molecule to move into a clinical setting towards, most likely, brain cancers such as GBM. Study drug was delivered in April 2025 to Emory. The protocol for the in vitro and in vivo studies were approved internally. The in vitro studies should be completed in the fourth quarter of 2025 and the in vivo studies should be completed in the first half of 2026.

Other Corporate

Additional Patents for Annamycin in the EU, Canada and Australia

On October 29, 2025, we announced that the Australian Patent Office (IP Australia) has granted Patent No. 2024203598 titled, "PREPARATION OF PRELIPOSOMAL ANNAMYCIN LYOPHILIZATE," with claims covering certain preliposomal Annamycin lyophilizates with improved stability and high purity, with a base patent term currently extending until June 2040, subject to extension to account for time required to fulfill requirements for regulatory approval.

We announced on September 25, 2025, that the Canadian Intellectual Property Office (CIPO) issued a notice of allowance for our patent application. A patent from the application is expected to be issued in the coming months.

On July 30, 2025, we announced that we received a Notice of Intent to Grant for the European patent application titled, "PREPARATION OF PRELIPOSOMAL ANNAMYCIN LYOPHILIZATE." Such grant should solidify the Company’s European Union exclusivity of Annamycin. The grant is subject to payment of fees and completion of final amendments and formalities. When issued, the patent claims will cover methods of making a preliposomal Annamycin lyophilizate with improved stability and high purity, with a base patent term currently extending into 2040, subject to extension to account for time required to fulfill requirements for regulatory approval. In addition to the newly expected European patent and previously issued US patents, we have additional patent applications related to Annamycin pending in the US, Europe and in major jurisdictions worldwide.

World Health Organization Approval of “naxtarubicin” as International Non-Proprietary Name for Annamycin

We announced on May 6, 2025, that the International Nonproprietary Names (INN) Expert Committee of the World Health Organization approved “naxtarubicin1” for the non-proprietary name of the Company’s next-generation anthracycline in development, Annamycin. With this INN now given and prior approval by the United States Adopted Names (USAN), we have the ability to establish a universally recognized and conflict-free nonproprietary drug name for Annamycin. This is considered the last step of approvals for non-proprietary names. The use of this name will be merged into our public and clinical documents in the near-term.

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

Additional Patents Issued for Annamycin in the US

We announced on May 5, 2025, that the US Patent and Trademark Office (USPTO) granted two additional US patents with claims covering Annamycin. US patent number 12,257,261 titled, “Preparation of Preliposomal Annamycin Lyophilizate”, has claims covering methods of making liposomal Annamycin and US patent 12,257,262 titled “Method of Reconstituting Liposomal Annamycin“, has claims covering methods of making liposomal Annamycin suspension. Both patents have a base patent term currently extending until June 2040, subject to adjustment for delays in prosecution and extension to account for time required to fulfill requirements for regulatory approval. Moleculin has additional patent applications related to Annamycin pending in the US, Europe and in major jurisdictions worldwide.

On March 6, 2025, we announced that we received a Notice of Intent to Grant for the European patent application titled, “Method of Reconstituting Liposomal Annamycin“. The grant is subject to payment of fees and completion of final amendments and formalities. Such grant will enhance the global exclusivity of Annamycin with the potential to be a next generation, non-cardiotoxic treatment for certain cancers. When issued, the patent claims will cover methods of making liposomal Annamycin suspension as well as the resulting compositions for use in the treatment of cancers, with a base patent term currently extending until June 2040, subject to extension to account for time required to fulfill requirements for regulatory approval. In addition to the expected European patent and previously issued US patents, Moleculin has additional patent applications related to Annamycin pending in the US, Europe and in major jurisdictions worldwide.

Licenses and Sponsored Research with MD Anderson

We terminated certain licenses related to WP1122 with MD Anderson and began discussions to execute an option or options on these technologies along with additional technologies where the term of such options will be tied to the term of our Sponsored Research Agreement with MD Anderson. In October 2025, we executed with MD Anderson separate options on intellectual property licenses for WP1122 for treatment of viral infections and on an intravenous formulation for the WP1066 portfolio. Both of these technologies were co-developed by MD Anderson and Company personnel. These options are linked to the Company continuing certain sponsored research at MD Anderson for the next two years.

Results of Operations

During the third quarter of 2025, the Company elected to change its accounting policy for certain outstanding warrants from the liability method to accounting for warrants under the equity method. Management believes this change is preferable as it reflects the economic substance of the arrangement with that of an equity instrument and enhances the consistency of the Company's financial reporting. The effects of the change in accounting method have been retrospectively applied to all periods presented in all sections of this Form 10-Q, including Management's Discussion and Analysis. Refer to Note 2, "Basis of presentation, principles of consolidation, and significant accounting policies and liquidity" in Item 1 of this Form 10-Q for further information related to the change in accounting principle.

The following table sets forth, for the periods indicated, data derived from our condensed consolidated statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	3,738	4,932	10,774	13,274
General and administrative	2,147	2,172	6,715	6,629
Depreciation and amortization	21	31	81	95
Total operating expenses	5,906	7,135	17,570	19,998
Loss from operations	(5,906)	(7,135)	(17,570)	(19,998)
Other income (loss):
Gain from change in fair value of warrant liability	1,591	—	1,031	—
Transaction costs allocated to warrant liabilities	(530)	—	(1,737)	—
Loss on issuance of warrant liabilities	(20,609)	—	(30,962)	—
Other income, net	16	9	30	31
Interest income, net	39	102	96	503
Net loss	$(25,399)	$(7,024)	$(49,112)	$(19,464)

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Research and Development Expense. Research and development (R&D) expense was $3.7 million and $4.9 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $1.2 million is mainly related to lower drug production costs during the current quarter as compared to the prior year quarter due to timing of production and offset by higher clinical operations costs in the current period quarter.

General and Administrative Expense. General and administrative expense was $2.1 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.1 million is mainly related to higher consulting costs and investor relations expenses offset by lower salaries and bonuses and lower stock-based compensation expense.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $1.6 million in the third quarter of 2025 due to the change in fair value of the warrant liability. The liability-classified warrants are valued at the time of each warrant issuance date, if applicable, and at the end of each reporting period. Changes in fair value are reflected in the statement of operations as a gain or loss from the change in fair value of the warrant in the period in which the change occurred. A gain results principally from a decline in our share price during the period and a loss will result principally from an increase in our share price.

Transaction costs allocated to warrant liabilities and Loss on issuance of warrant liabilities. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. Transaction costs on the Series F warrants in August 2025 amounted to $0.5 million as compared to no loss in the prior quarterly period. The loss on issuance of the warrant liabilities for the Series F warrants was $20.6 million as compared to no loss for the prior quarterly period in 2024.

Interest income, net. Interest income, net decreased by approximately $0.1 million for the comparable quarterly periods due to a decreasing cash balance and decreasing interest rates during the past year.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Research and Development Expense. Research and development (R&D) expense was $10.8 million and $13.3 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $2.5 million is mainly related to increased clinical operations costs offset by lower drug production costs for the comparable nine month period.

General and Administrative Expense. General and administrative expense was $6.7 million and $6.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $0.1 million is mainly related to lower salary and bonus costs for the comparable nine month period, offset by increased consulting and investor relations expenses.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $1.6 million for the nine months ended September 30, 2025 as compared to a net gain of $1.0 million in the nine months ended September 30, 2024, due to the change in fair value on revaluation of our warrant liability. We are required to revalue our liability-classified warrants at the time of each warrant issuance, if applicable, and at the end of each reporting period and reflect in the statement of operations a gain or loss from the change in fair value of the warrant in the period in which the change occurred. We calculated the fair value of the warrants outstanding using the Monte Carlo model for Series E and F warrants. A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price.

Transaction costs allocated to warrant liabilities and Loss on issuance of warrant liabilities. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. As the fair value of the liability classified warrants exceeded the total proceeds, no consideration was allocated to the common shares or pre-funded warrants. The full proceeds of the Series E and F warrants were recorded to warrant liabilities. Transaction costs for the nine months ended September 30, 2025 was $1.7 million which included the Series E and F warrants as compared to the nine month period ended September 30, 2024. In addition, the loss on issuance on warrant liabilities was $31.0 for the nine months ended September 30, 2025 on the Series E and F warrants as compared to none for the prior nine months ended September 30, 2024.

Interest income, net. Interest income, net decreased for the comparable quarterly periods due to a decreasing cash balance and decreasing interest rates during the past year.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(17,369)	$(18,779)
Net cash used in investing activities	—	(13)
Net cash provided by financing activities	19,797	4,634
Effect of exchange rate changes on cash and cash equivalents	(3)	13
Net increase (decrease) in cash and cash equivalents	$2,425	$(14,145)

As of September 30, 2025, there was $0.03 million of cash on hand in a bank account in Australia and we know of no related limitations impacting our liquidity in Australia.

Cash used in operating activities

Cash used in operations was $17.4 million for the nine months ended September 30, 2025. This $1.4 million decrease over the prior year period of $18.8 million was primarily due to the timing of costs incurred and associated payments primarily for clinical trial expenses and drug production costs.

Cash provided by financing activities

In August 2025, we entered into a warrant exercise inducement offer letter with holders of certain existing warrants pursuant to which the holders agreed to exercise Series E warrants to purchase up to 16,216,216 shares of common stock with an exercise price of $0.37 per shares in exchange for the Company issuing new Series F warrants for the purchase of 64,864,864 shares of our common stock. Each Series F warrant had an initial exercise price of $0.55 per share and was exercisable as of the date of issuance to October 16, 2030. We received gross proceeds of $6.0 million. In addition, during August and September 2025, 2,996,192 shares of Series E warrants were exercised for $1.1 million. The Series F warrants are classified as liability warrants within our consolidated condensed interim financial statements.

In July 2025, we entered into an at-the-market equity agreement (the 2025 ATM Agreement) with Roth Capital Partners, LLC (Roth). Pursuant to the terms of the 2025 ATM Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time through or to Roth acting as our sales agent or principal. Roth may also sell shares of our common stock in negotiated transactions at market prices prevailing at the time of sale at prices related to such prevailing market prices. We will pay a commission to Roth equal to 3.0% of the gross proceeds from the sale of our common stock under the 2025 ATM Agreement. We sold 736,549 shares of common stock pursuant to the 2025 ATM agreement in October for gross proceeds of $0.4 million at prices ranging from $0.4349 to $0.5601.

In June 2025, we completed a public offering for the sale of 9,972,026 shares of common stock, and 6,107,974 pre-funded warrants to purchase shares of common stock, and Series E warrants to purchase up to 48,240,000 shares of common stock. The combined purchase price for the securities was $0.37 per share of common stock (or pre-funded warrant in lieu thereof). Each Series E warrant has an exercise price of $0.37 per share, and expires five years from the initial exercise date, or August 18, 2030. We received gross proceeds of $5.9 million and we may receive up to an additional approximately $17.8 million in gross proceeds if the Series E warrants are fully exercised for cash.

On February 25, 2025, we entered into a securities purchase agreement with an institutional investor for the sale of 1,150,000 shares of common stock, and 2,121,029 pre-funded warrants to purchase shares of common stock, and Series D warrants to purchase up to 6,543,058 shares of common stock. The combined purchase price for the securities was $1.07 per share of common stock (or pre-funded warrant in lieu thereof). Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.001 per share. All pre-funded warrants were exercised in June 2025. Each Series D warrant has an exercise price of $1.07 per share, and expire five years from the initial exercise date, or August 18, 2030. We received gross proceeds of $3.5 million.

On February 13, 2025, we entered into a warrant exercise inducement offer letter with a holder of certain existing warrants to receive new warrants to purchase up to a number of shares of common stock equal to 200% of the number of warrant shares issued pursuant to the exercise of such existing warrants to purchase up to 5,828,570 shares of common stock (Series C warrants) pursuant to which the warrant holder agreed to exercise for cash their existing warrants at a reduced exercise price of $1.00 in exchange for our agreement to issue the inducement warrants to purchase up to 11,657,140 shares of our common stock. Each inducement warrant has an exercise price of $0.75, and is exercisable as of the date of issuance and may be exercised for a period of five years from the date of issuance. We received gross proceeds of $5.8 million. This brought the total gross proceeds received in February 2025 to $9.3 million.

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

We believe that our cash on hand and cash equivalents as of September 30, 2025, is sufficient to fund our planned operations into the first quarter of 2026. This takes into account cash outlays for preparations for clinical trials beyond the current active trials. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. We must seek additional funds of approximately $7 million, to support MIRACLE and our operations into the second quarter of 2026 through the combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof to continue our operations in near term. We cannot provide assurance that such events or a combination thereof can be achieved.

In March 2022, we received a subpoena from the SEC requesting information and documents, including materials related to certain individuals (none of which are our officers or directors) and entities, and materials related to the development of and statements regarding our drug candidate for the treatment of COVID-19. We have received, and expect to continue to receive, periodic further requests from the SEC staff with respect to this matter. We are not aware of the specific nature of the underlying investigation by the SEC, and to the extent that this investigation relates to prior public disclosures that we have made, we believe in the accuracy and adequacy of such prior disclosures. The correspondence from the SEC transmitting the subpoena to us states that the SEC is trying to determine whether there have been any violations of federal securities laws, but that its investigation does not mean that the SEC has concluded that anyone has violated the law or that the SEC has a negative opinion of any person, entity, or security. We cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation. The Company's expenses for the three and nine months ended September 30, 2025, were not material. The Company expensed approximately $0.1 million and $0.2 million in related general and administrative fees and expenses for the three and nine months ended September 30, 2024, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies and use of estimates from those disclosed in our Form 10-K for the year ended December 31, 2024, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We submitted a plan to regain compliance, which was accepted, and accordingly the Staff granted an extension of up to 180 calendar days from May 23, 2025, (or November 19, 2025) to evidence compliance. If we are unable to regain compliance prior to November 19, 2025, the Staff will provide written justification to us that our common stock may be delisted. We would then be entitled to appeal the Staff's determination to a Nasdaq Listing Qualifications Panel and request a hearing. There can be no assurance that, if we do appeal the delisting determination to a Nasdaq Listing Qualifications Panel such appeal would be successful.

On June 27, 2025, we received another deficiency letter from the Staff notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

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

Our ability to regain compliance with Nasdaq’s bid price requirements may be hindered by the future exercises of the outstanding warrants.

As discussed in the prior risk factor, on June 27, 2025, we received a deficiency letter from the Staff of the Listing Qualifications Department of Nasdaq notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on Nasdaq.

We have a significant number of outstanding warrants with exercise prices significantly below the $1.00 minimum bid price requirement. The future exercise of these warrants may depress our common stock price. In addition, if the exercise price adjustment provisions of the Series E and Series F warrants are triggered in the future, which would cause a reduction in the exercise price of such warrants (subject to the floor price) and, solely with respect to the Series E warrants, a proportionate increase in the number of shares underling the Series E warrants, such event may further depress our common stock price.

In order to increase our common stock price, we may in the future complete a reverse stock split. If we complete a reverse stock split and the lowest daily volume weighted average price during the period commencing five consecutive trading days immediately preceding and the five consecutive trading days commencing on the date of such split is less than the exercise price of the Series E warrants and/or Series F warrants then in effect, then the exercise price of such warrants will be reduced to the lowest daily volume weighted average price during such period. In addition, solely with respect to the Series E warrants, the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price. This future potential adjustment of the Series E warrants may significantly increase the number of shares of common stock underlying the Series E warrants and cause dilution to our shareholders.

We will require additional financing in the near term, which financing may result in the reduction of the exercise price of the Series E warrants and Series F warrants and the increase in the number of shares underlying the Series E warrants, which would dilute the ownership interest of our stockholders.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Annamycin.

Our Series E warrants and Series F warrants provide that if, while such warrants are outstanding, we sell any common stock and/or common stock equivalents other than in connection with certain exempt issuances, at a purchase price per share less than the exercise price of the warrants in effect immediately prior to such sale, then immediately after such sale the exercise price of the Series E warrants and/or Series F warrants then in effect will be reduced to an amount equal to the new issuance price. In addition, solely with respect to the Series E warrants, the number of shares issuable upon exercise of the Series E warrants will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price. The floor price of the Series E warrants is $0.12, and the total number of shares potentially issuable under the Series E warrants if the exercise price of the Series E warrants was reduced to the floor price would be 83,556,723 shares of common stock as of the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously disclosed in our Current Report on Form 8-K on August 29, 2025, we did not sell any unregistered equity securities during the fiscal quarter ended September 30, 2025.

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

On November 12, 2025, we issued a consultant warrants to purchase 400,000 shares of common stock with an exercise price of $0.49 per share to an entity providing consulting services, which warrants will vest in four equal annual installments over four years, subject to the entity's continued provision of consulting services to the Company. The warrant was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 available under Section 4(a)(2) thereunder.

On November 12, 2025, the Compensation Committee of our board of directors approved, and we issued each of the independent members of our board of directors, ten-year options to purchase 150,000 shares of our common stock with an exercise price of $0.49 per share, which vest one year from the date of grant, provided the directors are serving on our board of directors on such vesting date.

On November 12, 2025, the Compensation Committee of our board of directors approved, and we issued, in connection with our 2024/2025 compensation year, Walter Klemp, our Chief Executive Officer; Jonathan P. Foster, our Chief Financial Officer; and Donald Picker, our Chief Science Officer: (i) ten-year options to purchase 830,000 shares; 600,000 shares; and 200,000 shares, respectively, of our common stock with an exercise price of $0.49 per share, which vest in four equal annual installments subject to the respective executive officer’s continued service with us as of each such vesting date; and (ii) performance stock units to acquire 750,000 shares; 400,000 shares; and 200,000 shares, respectively, of our common stock, which vest upon the attainment of certain milestones related to our lead clinical trial.

In July 2025, we entered into an at-the-market equity agreement (the 2025 ATM Agreement) with Roth Capital Partners, LLC (Roth). Pursuant to the terms of the 2025 ATM Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time through or to Roth acting as our sales agent or principal. On November 13, 2025, we sold 500,000 shares of common stock pursuant to the 2025 ATM agreement at an average price of $0.444 per share. Pursuant to the terms of our Series F warrants, due to the issuance of shares pursuant to the 2025 ATM Agreement at a price below the exercise price of such warrants, the exercise price of the Series F warrants was reduced to $0.43 per share.

ITEM 6. EXHIBITS

Exhibit No.	Description

1.1

At The Market Offering Agreement, dated July 11, 2025, by and between Moleculin Biotech, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 of the Form 8-K filed July 11, 2025)

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

3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc., dated August 21, 2025 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 27, 2025)

4.1	Form of Series F Warrant in August 2025 inducement offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed August 29, 2025)

10.1	Form of Inducement Letter dated August 27, 2025 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed August 29, 2025)

10.2	Moleculin Biotech, Inc. 2024 Stock Plan (incorporated by reference to Exhibit 99.1 of the Form S-8 filed September 10, 2025)

18.1*	Preferability letter of Grant Thornton LLP, dated November 13,2025 regarding change in accounting policy related to warrants.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer Pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MOLECULIN BIOTECH, INC.

Date: November 13, 2025	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)