Form 10-K
period 2025-12-31
Moleculin Biotech, Inc.
filed 2026-03-18
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $8.8 million. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 11, 2026 was 5,336,350.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•	The success or the lack thereof, including the ability to recruit subjects on a timely basis, for a variety of reasons, of our clinical trials through all phases of clinical development;
•	Our ability to satisfy any requirements imposed by the United States (US) Food and Drug Administration (FDA) (or its foreign equivalents) as a condition of our clinical trials proceeding or beginning as planned;
•	World-wide events including the wars in Ukraine and in the Middle East, and the general supply chain shortage effects on our clinical trials, clinical drug candidate supplies, preclinical activities and our ability to raise future financing;
•	Our ability to obtain additional funding on a timely basis to commence or continue our clinical trials, fund operations and develop our product candidates;
•	The need to obtain and retain regulatory approval of our drug candidates, both in the United States and in Europe, and in countries deemed necessary for future trials;
•	Our ability to complete our clinical trials in a timely fashion in line with our stated milestones and within our expected budget and resources;
•	Our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market;
•	Our ability to source our drug products timely and at reasonable prices;
•	Compliance with obligations under intellectual property licenses with third parties;
•	Any delays in regulatory review and approval of drug candidates in clinical development;
•	Potential efficacy of our drug candidates;
•	Our ability to commercialize our drug candidates;
•	Market acceptance of our drug candidates;
•	Competition from existing therapies or new therapies that may emerge;
•	Potential product liability claims;
•	Our dependency on third-party manufacturers to successfully, and timely, supply or manufacture our drug candidates for our preclinical work and our clinical trials;
•	Our ability to establish or maintain collaborations, licensing or other arrangements;
•	Our ability and third parties’ abilities to protect intellectual property rights;
•	Our ability to adequately support future growth; and
•	Our ability to attract and retain key personnel to manage our business effectively.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K in the case of forward-looking statements contained in this Form 10-K.

PART I

References in this Annual Report on Form 10-K to “MBI”, "Moleculin" or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc.

ITEM 1. BUSINESS

BUSINESS

Business Summary

We are a late-stage pharmaceutical development company currently evaluating Annamycin, also known as L-Annamycin and by its generic name “naxtarubicin”, which we believe is a “next-generation” anthracycline and, with it, are conducting a pivotal Phase 3 trial in combination with cytarabine for the treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). We call this the “MIRACLE” trial (derived from Moleculin R/R AML AnnAraC Clinical Evaluation). A blinded preliminary data readout has been released for the MIRACLE trial, and we expect to have an interim unblinding of data in mid-2026 and an additional unblinding in the second half of 2026, thereby concluding Part A of the two-part trial. We believe such early visibility for a pivotal registration-enabling trial is unique in that stakeholders will receive preliminary safety and efficacy data long before the conclusion of the trial.

We have two additional portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded by investigators at academic institutions. One of these portfolios has an ongoing investigator-initiated trial, another one planned and additional active preclinical testing. Since our inception, drug candidates from each of the three core portfolios are in active planning for, have approval to begin, are currently in or have successfully completed eighteen clinical trials.

Each of our three core technologies is based substantially on discoveries made at, made in conjunction with, and/or licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas. For each of the core technologies, one or more drug candidates have successfully completed a Phase 1 or greater clinical trial. Three of our drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2, Phase 2, or Phase 2B/3 clinical trials. One of those drug candidates is Annamycin, which is currently in the MIRACLE trial.

We believe Annamycin is the first of its kind DNA binding agent, a “next-generation” anthracycline. Whereas first- and second-generation anthracyclines are currently used to treat approximately half of all cancers, they carry with them the burden of dangerous cardiotoxicity and efficacy limitations associated with multidrug resistance mechanisms and poor tissue/organ distribution. Later generation anthracyclines are comprised mainly of attempts to reduce cardiotoxicity or enhance anticancer activity but we believe have failed to deliver the necessary safety and efficacy profiles to win approval or gain market acceptance. Annamycin is an entirely new chemical entity integrating a new molecular structure intended to enhance its ability to selectively kill cancer cells and reduce toxic side effects. Annamycin possesses a unique and innovative multilamellar lipid-based delivery system designed to improve bioavailability and to increase the therapeutic window. The result is a next-generation anthracycline that we believe effectively addresses critical problems associated with currently used anthracyclines. It is our lead drug candidate, and we have concluded a Phase 1B/2 clinical trial for treating AML and are now conducting a Phase 3 clinical trial for R/R AML, which we believe will be registration enabling. We have also sponsored two Phase 1B/2 clinical trials of Annamycin for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), the results of which we believe supports the initiation of a pivotal approval trial in this additional indication.

We believe that our lead drug candidate Annamycin has:

●

The following advantages over early-generation anthracyclines which in their totality support Annamycin’s classification as a “next-generation” anthracycline: 1) demonstrated across five clinical trials to be non-cardiotoxic (n=90) with some patients being safely dosed at five times the typical lifetime maximum allowable anthracycline dose, (which potentially enables repeated dosing, consolidation and even use as a maintenance therapy); 2) exhibits no vesicant activity as well as greater tolerability, making it safer to handle and administer and easier on patients; 3) shown in preclinical models to circumvent multidrug resistance by avoiding MDR1 mechanisms and also to avoid cross-resistance with some of the most commonly used drugs for the treatment of AML (as well as many other cancers), including currently approved early-generation anthracyclines, cytarabine and venetoclax and, 4) exhibited in preclinical models substantially improved tissue/organ distribution;

●	Demonstrated a complete remission (CR) rate of 50% and a composite complete remission (CRc) rate of 60% in combination with Cytarabine for the treatment of R/R AML as second line therapy (n=10). On an all comer's basis (no limit on prior lines of therapy), the population of subjects who achieved a CR (n=8) demonstrated durability of approximately 13 months with median overall survival of 15 months and developing at the time of analysis, with 4 of 8 subjects (50%) censored;
●	Shown promising blinded safety and efficacy data for the first 30 subjects treated in the MIRACLE trial as we head towards the planned interim unblinding of data for the first 45 subjects treated with efficacy data in Part A of the MIRACLE trial in mid-2026;
●

Shown encouraging activity in a total of five different clinical trials (most of which are now complete), funded both internally and externally (through investigator-initiated trials); specifically including relapsed and refractory AML with complete remission rates significantly above currently approved second line therapies and STS lung mets with overall survival as a median seventh line therapy comparable to overall survival seen with approved first line monotherapies; and

●	Obtained composition of matter patent protection through 2040 with the potential to extend as far as 2045 as well as Orphan Drug and Fast Track designation.

One of our core management beliefs is that anthracyclines represent one of the most important treatments available for AML and Advanced STS, as well as many other cancers, and we believe Annamycin may, for the first time ever, allow a majority of these patients to benefit from Annamycin’s improved safety and efficacy by allowing increased dosing (and even maintenance dosing), improved tolerability and allowing access for patients who otherwise would not be eligible for an anthracycline (including the elderly and those with impaired cardiac function). We believe that such benefits will be disruptive to the competitive landscape for these markets. This belief, coupled with our limited resources, leads us to currently focus mainly on the development of Annamycin. We seek to advance our other drug candidates via investigator led studies, both clinically and preclinically, and as available resources will allow.

Core Technologies and Focus

Our core technologies consist of the following programs:

a) Annamycin is what we believe to be a “next-generation” anthracycline (one of the most widely used classes of chemotherapy), designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks, tolerability, their susceptibility to multidrug resistance mechanisms and a lack of efficacy in certain tumor models.

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

Our Current Clinical Trial Focus

We are focused on Annamycin and WP1066 program’s internally and externally funded (“internally” and “externally” funded trials are defined in the Funding Strategy section below) development of our core technologies as follows:

1.	Annamycin:
a.	Internally funded – In combination with Cytarabine (also known as Ara-C, the combination with Annamycin of which is referred to as AnnAraC) for the treatment of R/R AML, and
b.	Externally funded – Advancing beyond our initial Phase 1B/2 internally funded trial for the treatment of STS metastasized to the lungs.
c.	Externally funded – Based on sponsored research, we intend to begin in 2026 a Phase 1B/2 clinical trial with Annamycin as a monotherapy treating 3rd line pancreatic cancer.
d.	Internally funded – MB-109 utilizing AnnAraC for R/R AML as 3rd line therapy in adults is planned for 2027.
e.	Externally funded – MB-110 utilizing AnnAraC for R/R AML as 2nd line therapy in pediatrics is planned for 2027. We are researching potential sites for a grant funded trial.
2.	WP1066:
a:	Externally funded - An improved formulation for delivery intravenously (IV) of a molecule from the WP1066 portfolio to possibly further support future externally funded oncology clinical trials. Such a formulation requires additional preclinical work prior to a clinical trial.
b:	Externally funded - Phase 1B/2 trial for WP1066 oral formulation in combination with radiation treating glioblastoma (GBM) both in adults and pediatrics. An adult clinical trial is in process, and a pediatric trial is in the planning stage.

We have established a Recommended Phase 2 Dose for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through sponsored (internally funded) non-clinical research at MD Anderson.

Clinical Trials Summary

We have multiple active INDs/CTAs (Investigational New Drug authorization in the US or Clinical Trial Authorization in Europe). These INDs/CTAs are under development, approved, in progress, or completed comprising a total of eighteen clinical trials, internally and externally funded. With Annamycin, we currently have active one AML clinical trial, MB-108 (also referred to as the MIRACLE trial), which is a Phase 2B/3 pivotal clinical trial studying AnnAraC for the treatment of R/R AML in 2nd line subjects for which recruitment began in March 2025. MB-106, which was a Phase 1B/2 trial treating AML with AnnAraC has achieved data lock, and the clinical study report (CSR) is in process and should be published in late March 2026. Data is preliminary and subject to change. was published in early March 2026. We also had one internally funded Phase 1B/2 trial– MB-107 – and one externally funded trial – both treating STS with Annamycin as monotherapy. The externally funded trial is closed and the CSR or its equivalent is being drafted. With WP1066, we have an externally funded phase 1B/2 in combination with radiation treating GBM at Northwestern University that is actively recruiting. We are currently planning an externally funded Phase 1B/2 trial to study Annamycin as a monotherapy for the treatment of 3rd line subjects with pancreatic cancer at Atlantic Health System in New Jersey. This trial is expected to begin in 2026. This is summarized in Table 1 below. In all our discussions, clinical data, where a CSR or its equivalent has not been published, are considered preliminary and subject to change. We denote where a CSR or its equivalent has been published.

See the notes below Table 1 and the detailed discussion in the sections following Table 1 for more information.

Table 1 - Clinical Summary as of this filing Unless CSR Completed – Data are as of March 1, 2026 - preliminary and subject to change (1) (5)
Drug Candidate	Trial / Indication / Location	Phase (Funding Source: Internal unless noted as External)	Status	Comments	Safety Summary (6)	Human Activity Summary (2) (3) (4)
Annamycin	MB-104 / R/R AML / US	1	P1 Concluded; P2 replaced with MB-105	Maximum Dose allowed per protocol 120 mg/m2	Met safety endpoints; no cardiotoxicity reported	14.3% MLFS (subtherapeutic dose level when compared to MB-105)
Annamycin	MB-105 / R/R AML / Poland	1/2	P1 concluded; P2 replaced with MB-106	Maximum Dose and RP2D 240 mg/m2	Met safety endpoints; no cardiotoxicity reported	80% ORR in last cohort
Annamycin in Combination with Cytarabine	MB-106 / AML / Europe (7)	1B/2	22 subjects' safety evaluable. 2 subjects had an allergic reaction and did not receive full dose. Enrollment closed. CSR is in process and should be published in late March 2026.	Seven sites recruited in Poland and Italy. 22 subjects 1st-7th line. 4, 10 , and 14 subjects 1st line. 2nd line, & 2nd/3rd line, respectively	No cardiotoxicity observed during the trial. Held FDA End of Phase 1/2 meeting in June 2024 whereby feedback was received to develop MB-108 MIRACLE trial.	Phase 1B/2 CR 36% All-Comers, CR 43% 2nd & 3rd Line; CR 50% & CRc 60% 2nd Line; Durability of all CR’s 13.14 mos ; CR’s in Multiple genotypes/mutations; and 60% CRc in 2L subjects previously treated with venetoclax therapy)
Annamycin	MB-107 / STS Lung Metastases / US	1B/2	Phase 1 completed; Phase 2 completed; CSR finalized	RP2D of 330 mg/m2 identified	No cardiotoxicity reported	Median OS 13.5 mos (n=36) as median 7th line therapy
Annamycin in Combination with Cytarabine (AnnAraC)	MB-108 / 2nd Line R/R AML / Global (MIRACLE)	2B/3	Over 20 sites with Site Initiation Visits (SIVs) across nine countries in Europe and the US; 35 subjects treated as of February 10, 2026.	Global trial Annamycin plus cytarabine vs control arm of cytarabine plus placebo	Too early for Expert to review data. No significant cardiac events reported to date for blinded subjects.	Preliminary blinded CRc 40%, CR 30% (n=30) w/ randomized three arms – AraC, AraC+190 mg/m2 Annamycin, AraC+230 mg/m2
AnnAraC	MB-109/ 3rd Line R/R AML/ Global	3	2027 target start
AnnAraC	MB-110/ Pediatric R/R AML/ US	3 External (intended)	2027 target start
Annamycin	IIT / STS Lung Metastases / Poland	1B/2 External	Study closed. CSR or its equivalent in process	Investigator led trial weekly dosing regimen versus traditional chemotherapy dosing	No cardiotoxicity reported	8 subjects enrolled and treated. No efficacy data reported to date.
Annamycin	IIT/ 3rd Line Pancreatic Cancer/ US	Phase 1/2A External (exploring IIT)	IND planned; 2026 planned start	Monotherapy once every three weeks with correlative biomarker assessment planned
WP1066	IIT /Adult GBM / US	1 External	Closed prior to completion by site	Investigator left for another institution	No drug related serious adverse events noted	No activity demonstrated. RP2D or MTD not established.
WP1066	IND cleared for GBM	1	Open to an investigator to lead a study
WP1066 in combination w/ radiation therapy	2nd protocol under IND allowed for Adult GBM / US	2	Open to an investigator to lead a study	Used as reference for next trial
WP1066 in combination with radiation therapy	IND allowed for IIT led Adult GBM / US	1B/2 External	Enrolling and treating	4 subjects enrolled and treated with 1 subject currently on active treatment	No safety data reported to date	No efficacy data reported to date
WP1066 in combination with radiation therapy	IIT led Pediatric Brain Tumors / US	1B/2 External	Planned 2026 start
WP1066	IIT / Pediatric Brain Tumors / US	1 External	Concluded in February 2023 with a dose level at 8mg/kg;	Concluded 10 subjects enrolled and treated over 3 dose levels up to 8 mg/kg	No drug related serious adverse events noted	1 DIPG subject had a temporary clinical response
WP1220	MB-201 / CTCL / Poland	1B / Proof of Concept	Concluded and CSR completed	Believe results warrant a Phase 2 study	Met safety endpoints	60% of subjects documented PR
WP1122	MB-301 / COVID-19 / UK	1A	Completed; Established RP2D	Drug at RP2D was tolerable and safe	Met safety endpoints	N/A as in healthy volunteer subjects
WP1122	IND allowed for GBM; Inactive	1B/2 External	Open to an investigator to lead a study

Notes for Table 1: 1) This is a summary of the detailed clinical discussion below and does not include compassionate use/right-to-try usage of our drug candidates; 2) Complete Remission ("Response" for STS) Composite includes Complete Remission and CR with incomplete hematologic recovery (CRi or CRh); 3) Overall Response Rate (ORR) includes CRc and Partial Response (PR); 4) “Met safety endpoints” means that the studies achieved their safety objectives and refers to the overall safety profile observed in the study, which did not preclude continued clinical development. Serious adverse events were reported, including one considered related to study drug and unexpected. 5) All data presented are preliminary (and subject to change) unless a CSR or its equivalent has been issued for the trial referenced; 6) With regard to safety and human activity summaries please see the detailed discussion below; and, 7) MB-106 Phase 1 included “all-comers” or subjects with unlimited lines of prior therapy while Phase 2 included only subjects as 1st thru 3rd line of therapy.

Our Drug Candidate Programs

Overview

In the US and Europe, since our inception, we or independent investigators are actively planning, have approval to begin, are currently conducting or have completed eighteen internally or externally funded clinical trials for our drug candidates – Annamycin, WP1066, WP1220, and WP1122, as listed above. All of the clinical trials are or were in the Phase 1 or 2 stage with the exception of MB-108 which is a Phase 2B/3. Starting in 2021 through 2024, there have been eight "right-to-try" or “compassionate use” (or their foreign equivalent) uses of Annamycin and WP1066.

Our clinical trials focused on Annamycin in 2024 with two internally funded and one externally funded Phase 1B/2 clinical trials. We concluded recruitment and treatment in the MB-107 Phase 1B/2 all comers clinical trial using Annamycin as a single agent for the treatment of STS lung mets in 2023 and followed for progression free survival (PFS) and OS during 2024. The CSR was published in 2025. In our MB-106 Phase 1B/2 all-comers clinical trial using Annamycin in combination with Cytarabine for the treatment of AML, we concluded recruitment and treatment with 23 subjects recruited on an Intent-To-Treat (ITT) basis (22 subjects' safety evaluable with one subject enrolled but never treated). The term "all-comers" for this trial indicates that we did not limit the number of prior therapies for subjects entering the trial in the Phase 1 portion of MB-106. In the Phase 2 portion we did limit the number of prior therapies to two. We utilized the MB-106 data for an End of Phase 2 (EOP2) meeting with the U.S. Food and Drug Administration in July 2024. The CSR for MB-106 is in process and should be published in late March 2026. Data is preliminary and subject to change.

In July 2024, we announced the completion of our EOP2 meeting with the FDA for our Phase 1B/2 clinical trial evaluating Annamycin in combination with Cytarabine for the treatment of subjects with AML as both first line therapy and for subjects who are refractory to or relapsed after induction therapy (MB-106). We believe that this meeting, based upon the FDA minutes, was a positive discussion and resulted in the design and implementation of a Phase 2B/3 pivotal trial for the treatment of AML patients who are refractory to or relapsed after induction therapy (R/R AML). The MIRACLE trial is a global trial, including sites in the US, Europe or the European Union (EU), and Eastern Europe. The FDA’s Divisions of Hematologic Malignancies I and Cardiology and Nephrology, as well as related divisions, were involved in the review of the data showing no cardiotoxicity in MB-106 and prior clinical trials. Consistent with the FDA’s recommendations, in the adaptive MIRACLE trial we are utilizing a double-blind, placebo-controlled design, where we will compare two arms of AnnAraC, with two different strengths of Annamycin, versus a control arm of high dose cytarabine (HiDAC) plus placebo and we will rely solely on CR (complete remission) after a single cycle of treatment (at approximately one month) as the primary endpoint. The FDA also wanted to see overall survival (OS) as a secondary endpoint and durability of response (DoR) as an exploratory endpoint, as well as data for patients beyond 2nd line, which is why our plan includes a follow-on MIRACLE2 trial in 3rd line patients starting once the optimum dose is established in the MIRACLE trial.

Based on our discussions with the FDA, we amended in September 2024 our MB-104 investigational new drug application or IND for MB-108. In the amendment with the new MIRACLE protocol, the trial, for the first time ever in the US, allowed for dosing in an AML trial above the lifetime maximum allowable dose (LTMAD) for currently prescribed anthracyclines.

The MIRACLE study, subject to appropriate future filings with and potential additional feedback from the FDA and their foreign equivalents, utilizes an adaptive design whereby the first 90 subjects will be randomized (1:1:1) in Part A of the trial to receive five days of HiDAC combined with three days of either placebo, 190 mg/m2 of Annamycin, or 230 mg/m2 of Annamycin, which Annamycin doses were specifically recommended by the FDA in the Company’s end of Phase 1B/2 meeting. This “5+3” regimen differs from the traditional 7+3 regimen which is considered the gold standard for first line AML therapy whereby patients receive seven days of HiDAC plus three days of a currently prescribed anthracycline. We believe 5+3 not only improves tolerability for patients but also reduces cost and strain on hospital staff by not having to schedule infusions over a weekend.

The amended protocol allows for an interim unblinding of data of the first 45 subjects treated with efficacy data across the three arms. In addition, there is an unblinding of data at the conclusion of Part A (at a total of up to 90 subjects) for all three arms. The first interim unblinding should yield approximately 30 subjects treated with Annamycin (190mg/m2 and 230/m2) and HiDAC compared with approximately 15 subjects from the control arm. The use of the word “approximately” is due to randomization of these 45 subjects between the three arms. The Company expects to reach the first interim unblinding (45 subjects) in mid-2026 with the expected second unblinding of the full 90 subjects in Part A in the second half of 2026.

For Part B of the trial, 222 additional subjects will be randomized to receive either HiDAC plus placebo or HiDAC plus the optimum dose of Annamycin (randomized 1:1). The selection of the optimum dose will be based on the overall balance of safety, pharmacokinetics and efficacy obtained from Part A, consistent with the FDA’s new Project Optimus initiative.

Additionally, recruiting and treatment concluded in 2024 for the externally funded Phase 1B/2 clinical trial studying an alternative dosing schedule of Annamycin for the treatment of STS lung mets in Poland. The investigator is expected to issue a publication or CSR in 2026 on this study.

In February 2023, the Emory physician-sponsored clinical trial for the treatment of pediatric brain tumors with an oral formulation of WP1066 concluded. Final positive results were announced in December 2025 from the Emory‘s physician-sponsored Phase 1 clinical trial. The results of this first-in-child trial show some encouraging signals of activity in a highly aggressive chemotherapy resistant brain cancer, such as partial tumor response in a diffuse intrinsic pontine glioma (DIPG) patient and clear anti-tumor immune changes. Additionally, externally funded preclinical work is being performed at Emory University and along with the data from the clinical trial at Northwestern University, should set the stage for additional pediatric studies at Emory University in the future.

Annamycin Program

Overview

We believe Annamycin can be a safer and more efficacious "next-generation" anthracycline, unlike any currently approved anthracyclines. We believe its design 1) avoids cardiotoxicity, 2) improves safety and tolerability, 3) overcomes multidrug resistance (MDR), 4) avoids cross resistance with commonly used first line therapies, 5) provides improved tissue/organ distribution and uptake, and 6) demonstrates a unique ability to target key sites of cancer metastasis. We believe Annamycin has the potential to be highly significant and disruptive as current anthracyclines are used to treat approximately half of all cancers and 60% of all childhood cancers. The latter statistic is particularly important since it is estimated that more pediatric cancer patients will suffer cardiovascular disease later in life as a result of their treatment than a recurrence of the cancer for which they were treated.

Our preclinical studies and clinical trials support this intended design. The lack of cardiotoxicity and the potential for efficacy of Annamycin have been demonstrated in 90 subjects treated to date. Based upon the efficacy and safety data to date, we believe that Annamycin has potential to fill an unmet need as a second line therapy (2nd line) in AML and potentially as a first line therapy (1st line) in both AML and Advanced STS.

Furthermore, preclinical studies indicate that Annamycin has the potential to be not only safer and more effective than currently prescribed anthracyclines in a wide range of additional cancer indications, but also to be effectively used to treat primary and metastatic cancers resistant to other anthracyclines or cancers where no effective therapies or only limited therapeutic options are available, including:

•	Pancreatic cancer
•	Pancreatic cancer metastasized to the liver
•	Colorectal cancer metastasized to the liver
•	Colorectal cancer metastasized to the lungs
•	RCC metastasized to the lungs
•	Endometrial cancer metastasized to the lungs
•	Hepatocellular carcinoma
•	Triple negative breast cancer metastasized to the lungs
•	Sarcoma metastasized to the lungs

The FDA and the EMA (European Medicines Agency) have granted Orphan Drug Designation (ODD) to Annamycin for the treatment of AML. Additionally, the FDA has granted ODD for Annamycin for the treatment of soft tissue sarcoma. Such designation means, in part, these agencies believe we have established a medically plausible basis for using the drug for those indications. The FDA also granted Fast Track-Designation for Annamycin for both the treatment of AML and Soft Tissue Sarcoma. A drug that receives Fast Track-Designation (FTD) is eligible for some or all of the following:

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

Annamycin – the Next-Generation Anthracycline

Our description of Annamycin as a next-generation anthracycline stems from how significantly different it is from any anthracyclines that have preceded it. First-generation anthracyclines are the “classic” agents such as daunorubicin and doxorubicin, which were among the earliest anthracyclines developed and widely adopted in oncology. Second-generation anthracyclines are later structural analogs designed to modify toxicity and/or spectrum of activity; commonly cited examples include epirubicin and idarubicin. Annamycin is an entirely new chemical entity integrating a new molecular structure with a unique and innovative multilamellar lipid delivery mechanism designed to address the problems associated with early-generation anthracyclines. While it incorporates molecular structure changes found in second-generation anthracyclines the molecule also benefits from the addition of an iodine atom that dramatically changes the physical structure as compared with all prior generations of anthracyclines. Among other things, iodine facilitates a significant increase in lipophilicity and when integrated into our unique multilamellar vesicle never before used with existing anthracyclines, preclinical research has demonstrated Annamycin to be a safer and more effective alternative in a wide range of tumor models.

Annamycin’s unique next-generation design also results in substantive differences in pharmacokinetics when compared with currently used anthracyclines. Preclinical models comparing Annamycin with doxorubicin show a significant increase in cellular uptake and retention, as well as what we believe are highly beneficial changes in tissue/organ distribution. These changes also result in a profound “organotropism” enabling Annamycin to accumulate in certain organs that are particularly important when targeting cancer cells.

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

Several key factors limit the safety and effectiveness of anthracyclines: cardiotoxicity, multidrug resistance and tissue/organ distribution and uptake. We believe Annamycin represents a significant improvement over currently prescribed anthracyclines in each of these areas. If early clinical data of efficacy are borne out in subsequent clinical trials, of which there can be no assurance, Annamycin may ultimately provide clinically meaningful benefits over currently approved anthracyclines in treating certain cancers. While we believe this is especially the case as a 2nd line therapy in R/R AML, we also believe there is a significant opportunity for Annamycin to become a first line standard of care.

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

To date, we have received several independent assessments for the absence of cardiotoxicity in subjects treated with Annamycin. We have not seen evidence of cardiotoxicity in over 100 subjects that have been treated with Annamycin in our clinical trials to date. Within in that population, we now have independent assessments covering 90 subjects that have been treated with Annamycin in five different clinical trials in the U.S. and Europe with no evidence of cardiotoxicity. To date, of the 90 subjects treated in our internally funded trials, 65 were treated above the FDA’s lifetime maximum anthracycline limit of 550 mg/m2, with one subject having been treated with 3420 mg/m2 (combined doses of prior anthracyclines plus Annamycin) of anthracyclines and there has been no evidence of cardiotoxicity. The 3420 figure converts to 6534 mg/m2 on a combined basis of prior anthracyclines plus Annamycin expressed as a daunorubicin-equivalent estimate based on the conversion factor described in Zamorano et al. 2016. After review of the data provided, the Independent Expert, in their most recent report and as stated in previous reports, concluded that there was no evidence of cardiotoxicity.

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

The Organotropic Nature of Annamycin

Nonclinical research at MD Anderson has indicated that Annamycin has an organotropic nature enabling it to hyperaccumulate in certain key organs, including the liver, spleen, pancreas and lungs as compared with existing anthracyclines such as doxorubicin. This could prove to be especially valuable for primary tumors in or tumors that eventually metastasize to these organs. As an example, animal models have shown a 39-fold increase in the concentration of Annamycin over doxorubicin (one of the most commonly used anthracyclines) in the spleen, which is considered a sanctuary site for residual disease in AML patients. In these same models, we see a 31-fold increase in uptake to the lungs where sarcoma metastases are most commonly found and an 11-fold increase in uptake to the pancreas where drug uptake is notoriously difficult.

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

The Importance of the Unmet Need in 2nd Line Therapies for AML

There are approximately 150,000 people with AML worldwide with over 20,000 newly diagnosed patients annually in the U.S. (https://www.cancer.org/cancer/types/acute-myeloid-leukemia/about/key-statistics.html). Anthracyclines are an important class of first line tools for physicians and while effective, their rate of relapse is very high and their maximum lifetime dose in patients is limited due to concerns over cardiotoxicity. The following discussion, which includes estimates based on current literature and our discussions with key opinion leaders, suggests that approximately 60% of AML patients continue to have a significant unmet need for new and effective therapies. This is based on the reality that effective treatment options are limited. We estimate that only around 40% of AML patients are afforded an opportunity to overcome their disease through a curative bone marrow transplant or through lasting remission. We believe this aligns with the published statistic that the 5-year survival rate for AML is roughly 30% (https://seer.cancer.gov/statfacts/html/amyl.html).

While the standard of care treatment can be complex, regionally variable (especially since not all current AML drugs are approved in all countries), and highly individualized (based on a range of factors including gene mutations), all AML patients are initially categorized based on their ability to undergo intensive chemotherapy. As a result, we estimate around 50% of patients are deemed “Fit” for standard intensive first-line treatment and the other 50% are deemed “Unfit.” This delineation is most often based primarily on age with those over 65 years of age commonly deemed to be Unfit, however younger patients with comorbidities and especially cardiac impairment may also be deemed to be Unfit.

Those who are deemed “Fit” are most often treated with the “standard” induction therapy of three days of intravenous daunorubicin or equivalent anthracycline, and seven days of intravenous cytarabine. This first line regimen is often referred to as “7+3.” We estimate that only about 36% of these patients, or approximately 18% of overall AML patients, will have a durable CR as a result of first line therapy, meaning the cancerous cells in their bone marrow have been reduced to 5% or less and that this remission lasts long enough to have a meaningful impact on their overall survival. At this point, they either qualify for a bone marrow transplant or hope for the remission to become long lasting. Bone marrow transplants (BMT) can be successful in as many as 80% of eligible patients. However, since so few patients actually get to this point, we estimate that only a minor subset (approximately 14%) of all AML patients reach this positive outcome, through the standard first-line pathway for “fit” patients.

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

Additionally, a study of AML subjects who were refractory to or relapsed after receiving venetoclax plus a hypomethylating agent regimen (such as azacitidine) as 1st line therapy demonstrated a dismal outcome upon failure of this regimen with a median OS of just 2.4 months. Of those subjects, that, upon venetoclax regimen failure received salvage therapy, only 12.5% and 4% achieved a CRc and a CR, respectively (A. Maiti, C. Rausch, J. Cortes, Et al, “Outcomes of relapsed or refractory acute myeloid leukemia after frontline hypomethylating agent and venetoclax regimens, Haematologica online, vol. 106 No.3 (2021)).

In recent years, new targeted therapies have been approved (mostly in the US) and have become available to 2nd line patients (those patients for whom the 1st line therapies discussed above have failed), adding a new alternative. Unfortunately, we believe success here has been relatively limited. Six such drugs have been approved to date, but each is only relevant to a subset of AML patients who happen to have the requisite genetic mutation and response rates are relatively low. We estimate that only about 21% of those 2nd line patients who happen to have the requisite genetic profile will achieve a durable CR, which means only another 18% of the AML population is given a chance to beat their disease with a successful bone marrow transplant or lasting remission. This leaves, based on our estimates, about 60% of all AML patients who will ultimately succumb to their disease.

We believe this is not an acceptable outcome and are advancing Annamycin for the treatment of AML via our clinical trials. In multiple clinical studies, subjects treated with Annamycin have shown no signs of drug-related cardiotoxicity, allowing physicians to dose higher than the currently set limits for other anthracyclines or potentially treat traditionally "Unfit" subjects. The subjects treated to date have included those who were initially deemed unfit for intensive chemotherapy and the initial, preliminary data suggest that Annamycin’s safety and tolerability profile may make the product suitable for those patients, too.

Annamycin Clinical Trials – AML

We have studied Annamycin in three internally funded AML clinical trials. These trials are MB-104, MB-105, and MB-106. In MB-105 and MB-106, we saw what we believe to be potentially significant efficacy in AML using Annamycin as a monotherapy. With that data in July 2024, we announced the completion of our EOP2 meeting with the FDA for our Phase 1B/2 clinical trial evaluating Annamycin in combination with Cytarabine (also known as “Ara-C” and for which the combination of Annamycin and Ara-C is referred to as AnnAraC) for the treatment of subjects with AML as both first line therapy and for subjects who are refractory to or relapsed after induction therapy (MB-106). Based upon the FDA minutes, we designed and began implementation of a Phase 2B/3 pivotal trial, dubbed the MIRACLE trial, for the treatment of AML patients who are refractory to or relapsed after a single induction therapy. MIRACLE is a global trial, including sites in the US, Europe, Western Asia and the Middle East. The MIRACLE study is a Phase 2B/3 clinical trial whereby data from the 2B portion will be combined with the Phase 3 portion. This trial is more fully discussed below. It should be noted that periodically throughout the trials below up to and excluding MB-108, our Expert reviewed cardiotoxicity, as discussed above.

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

In the final cohort, five subjects received a full course of Annamycin and demonstrated an ORR of 80% with one CRi and three PRs. However, in two of the PRs, as noted by the site, subjects' bone marrow blast counts were successfully decreased to below 5%, however these subjects were still designated as a PR by the sub-investigator at that site. Our Expert noted no cardiotoxicity in subjects in this trial.

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

Although Annamycin had already shown human activity as a single agent in its two Phase 1 AML clinical trials and had shown no signs of cardiotoxicity, the observed synergy in vitro and confirmatory in vivo data suggested that the AnnAraC could be more effective in a clinical setting than Annamycin as a single agent. This would also be consistent with the current practice to use Ara-C in combination with other anthracyclines in AML patients. The most common first-line therapy for fit AML patients currently is the combination of an anthracycline and Ara-C in a regimen referred to as "7+3" where Ara-C is administered daily for 7 days in parallel with 3 daily doses of an anthracycline. Simply substituting Annamycin for the currently used anthracycline in a similar 7+3 regimen would therefore represent a familiar and well-practiced treatment modality. In the case of MB-106 and MB-108, however, we utilized a 5+3 regimen, which was consistent with our preclinical animal testing and which our advising clinicians believed would not only be better tolerated by patients but would also reduce cost and hospital staffing burden by not extending the infusion period over a weekend. Beyond that, we believed it would have the added advantages that Annamycin has been shown in published research to be active against tumor cells resistant to doxorubicin and, importantly, has the potential to remove the concern for cardiotoxicity, a significant toxic side effect currently limiting the use of anthracycline-based intensive chemotherapy. Thus, we focused our efforts on a clinical trial studying AnnAraC for the treatment of AML in Europe.

MB-106: Below in Table 2 is a summary of the responses demonstrated in the MB-106 combination therapy trial to date.

Table 2 - Summary of Annamycin Responses in MB-106 AML Studies Per Draft CSR

	Study MB-106 Combination Therapy– Phase 1B/2 All Lines (Range As 1st-7th Line)	Study MB-106Combination Therapy– Phase 1B/2 (As 2nd Line Only)
	Ara-C + Annamycin "5+3"	Ara-C + Annamycin“5+3"
All Subjects
Recruited & Dosed	22	10
Subjects Evaluable Not Dosed Per Protocol	2	1
Median Age - Years (Range)	68 (19-78)	71 (53 - 78)
CR	8 (36%)	5 (50%)
CRi	1	1
Total CR's	9 (41%)	6 (60%)
Partial Responses (PRs)	2	1
BMT To Date	4	2
	(1,2)	(1,2)

Notes for Table 2: 1) Data from MB-106 is for intent to Treat subjects; 2) Data from MB-106 is per the current draft CSR. The final CSR is in process and should be published in late March 2026. Data is preliminary and subject to change.

Median OS for CR responders (n=8) was 15.2 months at study close and was developing. In such cases the median at study close is based on a theoretical sensitivity analysis. Median OS for second line subjects (n=10) was 12.39 months and the median OS for first thru seventh line subjects (n=22) was the same 12.39 months. DoR for the CR responders was 13.14 months.

In May 2023, we announced successful completion of the first cohort in our Phase 1B portion of our Phase 1B/2 clinical trial using Annamycin in combination with Cytarabine for the treatment of AML. In the first cohort, 3 subjects were treated, all of whom were relapsed from multiple prior therapies. Annamycin was dosed at 190 mg/m2, along with Cytarabine at 2.0 g/m2/day for five days (total dose of 10g/m2).

At the recommendation of the safety review committee, we deemed the first cohort dose as safe and opened the second cohort with the Annamycin dose being increased to 230 mg/m2. In August 2023, we successfully completed the second cohort at 230 mg/m2 of Annamycin in this combination study. Of the four subjects treated in this cohort, one is believed to be relapsed from one or more prior therapies and three are believed to be refractory to up to three prior therapies. At the recommendation of the safety review committee, we deemed the second cohort dose as safe and as the recommended expansion phase dose and opened recruitment, including for both first line therapy and for subjects who are refractory to or relapsed after induction therapy, to the Phase 2 portion of the trial.

At the end of January 2024, we completed recruiting the desired number of 2nd line subjects and began preparation for an End of Phase 2 meeting with the FDA. In addition, we expanded the MB-106 study protocol to include 1st line subjects to provide data to enable the designing of a potential confirmatory Phase 3 post-approval study. Later in 2024, we closed all recruitment.

As mentioned previously, the Phase 1b portion of the MB-106 clinical trial with Annamycin in combination with Cytarabine for the treatment of AML was an “all-comers” (as discussed above) trial, accepting subjects with a wide range of prior therapies. The Phase 2 portion was open to being 1st thru 3rd line of therapy. The total subjects recruited was 22. The results of the trial to date are shown in Table 2 above. These data are per the draft CSR. The final CSR is in process and should be published in late March 2026. No evidence of cardiotoxicity was noted by the Expert following assessments of the MB-106 data.

Grade ≥3 treatment-emergent adverse events (TEAEs) were reported in 21 of 22 subjects (95.5%) in the safety population. The most frequently reported Grade ≥3 TEAEs (≥20% of subjects) were hemoglobin decreased (10 subjects, 45.5%), platelet count decreased (9 subjects, 40.9%), and pneumonia (5 subjects, 22.7%). Additional Grade ≥3 TEAEs reported in more than two subjects included neutrophil count decreased (4 subjects, 18.2%) and febrile neutropenia (3 subjects, 13.6%). Two subjects experienced adverse events and were not dosed per protocol with one having an allergic reaction to Annamycin; the second adverse event was due to an allergic reaction to cytarabine. The CR/CRc’s have been spread across 4 different sites in two different countries (Poland and Italy) and 7 out of 9 sites participating in the study have recruited subjects to date.

MB-108: In July 2024, we announced the completion of our EOP2 meeting with the FDA for our Phase 1B/2 clinical trial evaluating Annamycin in combination with cytarabine for the treatment of subjects with AML as both first line therapy and for subjects who are refractory to or relapsed after induction therapy (MB-106). We believe the FDA minutes reflect a positive discussion and the meeting resulted in the design and implementation of a Phase 2B/3 pivotal trial for the treatment of AML patients who are refractory to or relapsed after induction therapy. The FDA’s Divisions of Hematologic Malignancies I and Cardiology and Nephrology, as well as related divisions, were involved in the review of the data showing no cardiotoxicity in MB-106. Consistent with the FDA’s recommendations, in the adaptive MIRACLE trial we plan to utilize a double-blind, placebo-controlled design, where we will compare AnnAraC versus the control arm of HiDAC plus placebo and we will rely solely on CR (complete remission) after a single cycle of treatment (at approximately one month) as the primary endpoint. The FDA also wanted to see overall survival as a secondary endpoint and the DoR as an exploratory endpoint. The FDA also wanted data for patients beyond 2nd line, which is why our plan includes a follow-on MIRACLE2 trial in 3rd line patients starting once the optimum dose is established in the MIRACLE trial. The MIRACLE trial is a global trial as described above – across nine countries including the US, Spain, Italy, Poland, Ukraine, Czechia, Romania, Georgia, and Lithuania with 25 sites targeted for Part A and more sites and countries targeted for Part B, as described above and below.

Based on our discussions with the FDA, we amended in November 2024 our MB-104 investigational new drug application or IND for MB-108. In the amendment with the new MIRACLE protocol, the trial allows, for the first time in the US, for AML subjects to be dosed above the lifetime maximum allowable dose for currently prescribed anthracyclines. Subsequently, in February 2025 we received FDA feedback and guidance on our IND amendment, noted above, that allowed a reduction in the size of Part B of the trial to 222 subjects. With their feedback and our response, all the major aspects of the trial remain unchanged.

During 2025, we received various comments and requests from the FDA on the MIRACLE trial and we may continue to receive comments and requests from the FDA in the future. We responded to each in a timely manner. While we believe that we responded adequately, we cannot be assured that our responses or that our future responses will be adequate for the FDA to continue to allow the amended IND to proceed, or that there will not be additional requests for information. Because we are amending an existing IND, there is no required time for the FDA to respond to our submissions, but neither is a response required for us to proceed with the MIRACLE trial. As with all clinical trials, if at any time the FDA believes there is a safety issue that merits it, the agency may put the MIRACLE trial on clinical hold.

In the first half of 2025, we submitted clinical trial applications or their equivalent in the EU and the non-EU countries listed above. Our first approval to proceed with MIRACLE occurred in Ukraine in February 2025 and we dosed the first subject in March 2025. We received EU approval to commence the MIRACLE trial in May 2025. Soon after, we then received the approval for the other non-EU countries in 2025.

The MIRACLE study, subject to appropriate future filings with and potential additional feedback from the FDA and their foreign equivalents, utilizes an adaptive design whereby the first 90 subjects will be randomized (1:1:1) in Part A of the trial to receive HiDAC (or AraC) combined with either placebo, 190 mg/m2 of Annamycin, or 230 mg/m2 of Annamycin, which Annamycin doses were specifically recommended by the FDA in the Company’s end of Phase 1B/2 meeting. The amended protocol allows for an interim unblinding of data of the three arms for the first 45 subjects with efficacy data and then an unblinding at the conclusion of Part A (full 90 total subjects). This early unblinding will yield approximately, due to randomization, 30 subjects having received Annamycin (190 mg/m2 and 230 mg/m2) and HiDAC and approximately 15 subjects receiving HiDAC plus placebo. The Company expects to reach the first unblinding in mid-2026, in addition to the second and final unblinding of Part A, which is expected in the second half of 2026.

In February 2026 we reported a blinded preliminary composite complete remission rate of 40% in the MIRACLE trial’s first 30 subjects treated and with blinded, preliminary efficacy data. This CRc rate is comprised of a complete remission rate of 30% and complete remission with partial hematological recovery (CRh or CRi) of 10%. MIRACLE is randomizing 1:1:1 the three different arms described above. This includes the control arm of cytarabine plus placebo. Even with the control arm included, these preliminary, blinded results substantially outperform historical outcomes for CR with cytarabine alone in the treatment of R/R AML. Of particular note is that roughly 35% of the subjects treated to date are relapsed or refractory from a venetoclax regimen, a subject population that is generally considered among the most challenging to address with 2nd line therapies. The subjects treated to date presented with a high degree of genetic markers that are considered predictive of poor treatment response. These efficacy rates were observed across six different countries.

As previously mentioned, the Company expects to have the first interim unblinding in mid-2026. As such, the preliminary blinded data discussed above may differ from the final locked data in the first and second unblinding. Recruitment of the second group of 45 subjects in Part A will continue uninterrupted while the first 45 subjects’ data are being analyzed by the Data Safety Monitoring Committee for MIRACLE. Unblinding for the full 90 subjects in Part A may require more time than for the first interim unblinding as it involves more data to support the transition from Part A to Part B.

For Part B of the trial, 222 additional subjects will be randomized to receive either HiDAC plus placebo or HiDAC plus the optimum dose of Annamycin (randomized 1:1). The selection of the optimum dose will be based on the overall balance of safety, pharmacokinetics and efficacy, consistent with the FDA’s new Project Optimus initiative. Data from the control arm and the optimum dose of Annamycin chosen in the Phase 2B portion of the trial will be combined with the data for the Phase 3 portion of the trial in determining efficacy and safety.

Annamycin Clinical Trials – STS Lung Metastases

It is estimated that there are approximately 36,000 new cases of STS in the seven major markets (US, EU5 and Japan) each year. Our clinical advisors estimate that approximately half of all STS patients will eventually develop lung metastases from their primary tumor. Although first-line treatments such as surgical resection, chemotherapy and radiation may provide initial therapeutic benefit for approximately one third of those patients, there are no approved or emerging second-line therapies for the remaining patients who relapse or are refractory. Although the lungs tend to be a major site of relapse, when we began our own clinical trial MB-107 using Annamycin against STS lung metastases, we were aware of only a very few active clinical trials specifically targeting STS lung metastases, indicating that Annamycin currently faces limited competition in this area of development. In the following trials, certain subject data were examined by our Expert regarding possible cardiotoxicity, and the Expert noted that there was no evidence of cardiotoxicity.

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

The trial demonstrated median OS of 13.5 mos (n=36) as median 7th line therapy. PFS was 122 days (n=18) as median 7th line therapy as well. This is significant as historical rates for OS for standard of care and experimental treatment for 2nd line therapy for STS yielded 8 to 13.4 months, respectively (Comandone A, et al; “Salvage Therapy in Advanced Adult Soft Tissue Sarcoma: A Systematic Review and Meta-Analysis of Randomized Trials”; The Oncologist 2017;22:1518–1527).

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

This trial began dosing subjects in late 2022 with 8 subjects across 2 dose cohorts enrolled. The trial had a dosing regimen of once per week rather than once every 21 days as in the US trial (three in cohort 1 at 35 mg/m2; five in Cohort 2 at 60 mg/m2). The preliminary data to date are 63% (5 of 8) have received greater at least two cycles (approximately 2 months) of therapy where we have assumed stable disease (SD) through two cycles and 38% (3 of 8) subjects received 4 cycles (with us assuming SD through four cycles). The data are preliminary and subject to change. We are expecting a CSR or its equivalent to be published in 2026. As this is an IIT, we are not in control of the progress of the analysis and reporting of the data.

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

Annamycin Clinical Trial – Pancreatic Cancer

In October 2025, we agreed to plan preparation of an IND in 2026 with Atlantic Health‘s input on an investigator-initiated Phase 1B/2 single-arm study evaluating Annamycin for third-line (“3L”) treatment of advanced pancreatic cancer. Pancreatic cancer continues to present significant treatment challenges, being the cancer with the highest mortality rate globally and the seventh leading cause of cancer death. However, recent preclinical studies indicate that Annamycin may target critical factors associated with this disease, showcasing its potential as a novel therapeutic option. Atlantic Health’s interest in funding and conducting this study stems from the preclinical data presented at several American Association for Cancer Research conferences showing a high level of activity by Annamycin against pancreatic cancer and associated liver metastases in preclinical studies. We believe this may be related to Annamycin’s demonstrated high affinity for and ability to concentrate in the pancreas, especially considering the well-documented challenge of achieving adequate drug uptake to the pancreas with existing therapies. In addition, recent published data now reveal that the upregulation of topoisomerase II, the primary target of Annamycin, is highly correlated with poor survival in pancreatic cancer patients, so we have a highly validated target with pancreatic cancer. Coupled with Annamycin’s demonstrated lack of cardiotoxicity, which could enable, for the first time ever, the use of an anthracycline in chronic or maintenance therapies, we believe pancreatic cancer could be an important additional opportunity for Annamycin. Such maintenance therapy demonstrated promising results in a recently concluded clinical study with Annamycin for the treatment of soft tissue sarcoma metastasized to the lungs (MB-107).

In connection with the planned study, we will supply Annamycin and be responsible for submitting and maintaining an IND with the FDA, and Atlantic Health will be responsible for conducting the Phase 1B/2 study. Moleculin estimates the additional cost to run this trial from 2026 into 2030 (for long-term follow-up) will be approximately $1 million, mainly for drug supply and outside laboratory testing.

The WP1066 Portfolio Program

We have a license agreement with MD Anderson pursuant to which we have been granted a royalty-bearing, worldwide, exclusive license for the patent and technology rights related to our WP1066 Portfolio and its close analogs: molecules targeting the modulation of key oncogenic transcription factors. Additionally, we are coinventors with MD Anderson on the WP1066 intravenous formulations (WP1066IV) technology, discussed further below, and, as such, have our own rights. We do have exclusive, worldwide rights to an option on MD Anderson’s WP1066IV coinventor rights. This option is tied to our continued sponsored research with MD Anderson discussed elsewhere. In 2019, the FDA granted ODD for WP1066 for the treatment of glioblastoma, which means the agency believes, in part, that we have established a medically plausible basis for using the drug to treat glioblastoma.

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

Clinical Trials for the WP1066 Portfolio

At the 2019 annual meeting of the Society for Neuro Oncology (SNO), Emory University researchers reported encouraging activity in animals with their in vitro pediatric brain tumor models using WP1066. Based on these data, they filed and received clearance to proceed with an IND for a trial to treat children with recurrent or refractory malignant brain tumors with WP1066. This trial is being conducted at the Aflac Cancer & Blood Disorders Center at Children's Healthcare of Atlanta (Emory).

In February 2023, the Emory physician-sponsored clinical trial for the treatment of pediatric brain tumors with an oral formulation of WP1066 concluded. Final positive results were announced in December 2025 from the Emory‘s physician-sponsored Phase 1 clinical trial. The results of this first-in-child trial show some encouraging signals of activity in a highly aggressive chemotherapy resistant brain cancer, such as partial tumor response in a diffuse intrinsic pontine glioma (DIPG) patient and clear anti-tumor immune changes.

For the Phase 1 trial, 10 children were treated with WP1066 twice daily for 14 days to determine the maximum feasible dose. Compassionate use treatment in three children with high-grade glioma was also evaluated. Results showed there was no significant toxicity, and a maximum feasible dose was determined. Importantly, WP1066 suppressed the expression of STAT3, inhibiting its activity and demonstrating anti-tumor immune responses.

While the preclinical efficacy of WP1066 had been previously demonstrated, and its effectiveness had been studied among adults, this trial was the first to test it in children. The study recruited pediatric patients with high-grade glioma, which include diffuse midline glioma (DMG) and DIPG, and account for most pediatric brain tumor-related deaths. Both DMG and DIPG have an average survival rate of nine to 11 months following diagnosis. Additionally, patients with relapsed medulloblastoma and ependymoma who have no accepted standard therapy following a relapse were also included in the study.

Results from the study were recently published in the Journal of Clinical Investigation Insight. For more information about the WP1066 Phase 1 clinical trial, visit clinicaltrials.gov and reference identifier NCT04334863. We believe that these results, along with our discussions with Emory, are setting the basis for a Phase 2 IIT trial at Emory in late 2026 or early 2027.

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

Alternate Formulation for the WP1066 Portfolio

WP1220 and its close analogs are highly insoluble compounds and as such, WP1066 is currently administered orally. Unfortunately, the present formulation has an undesirable taste profile, and its bioavailability when delivered orally may not be optimum. Although preliminary data from physician-sponsored brain tumor trials indicate that the oral administration of WP1066 results in detectable levels of WP1066 in plasma, we believe our opportunity for successful development of a p-STAT3 inhibitor would be expanded if we were able to develop a compound capable of a different oral delivery or intravenous (IV) administration (WP1066IV). In 2020, we began developing IV formulation methods for WP1066 and/or its analogs that might address these issues. Recently, we have succeeded in identifying a promising candidate for IV formulation, filed appropriate patents, and we have begun IND-enabling preclinical work. However, there can be no assurance that this effort will be successful. Such preclinical work is being performed under material transfer agreements with Emory University and the University of North Carolina.

The WP1122 Portfolio Program

We have agreements with MD Anderson pursuant to which we have the rights to the technology related to our WP1122 Portfolio and similar molecules focused on inhibitors of glycolysis and glycosylation. These new compounds are designed to exploit the potential uses of inhibitors of glycolysis such as 2-deoxy-D-glucose (2-DG), which we believe may provide an opportunity to stop the fuel supply of tumors by taking advantage of their high level of dependence on glucose in comparison to healthy cells. A key drawback to 2-DG is its lack of drug-like properties, including a short circulation time and poor tissue/organ distribution characteristics. Our lead Metabolism/Glycosylation Inhibitor, WP1122, is a prodrug of 2-DG that appears to improve the drug-like properties of 2-DG by increasing its circulation time and improving tissue/organ distribution. New research also points to the potential for 2-DG to be capable of enhancing the usefulness of checkpoint inhibitors. Considering that we believe 2-DG lacks sufficient drug-like properties to be practical in a clinical setting, we believe WP1122 has the opportunity to become an important drug to potentiate existing therapies.

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

Activities with WP1122

In 2021, we received authorization from the MHRA to commence a Phase 1a clinical trial of WP1122 in the United Kingdom. The Phase 1a study in healthy human volunteers investigated the effects of a single ascending dose (SAD) and multiple days of ascending dosing (MAD) of WP1122 administered as an oral solution. In 2022, we determined with the data from the Phase 1a trial that the maximum tolerated dose (MTD) for WP1122 is a daily cumulative dose of 32 mg/kg in two divided doses for seven days, and we concluded the Phase 1a study of WP1122. We believe this will be a basis for potential future studies of WP1122 in antiviral and oncology indications, if such studies ever occur. We have concluded and published the clinical study report for this trial.

We concluded that advancing WP1122 in these indications would occur only if external funds were available and opened an IND for WP1122 for the treatment of glioblastoma in 2021. Due to the focus of our resources on our lead drug candidate, we inactivated that IND with the FDA in October 2025. As the opportunity arises, we expect to rely on external collaborations for testing other molecules in the WP1122 portfolio against other hard to treat viruses such as HIV, Dengue fever, and Zika.

Funding Strategy

By “internally funded” we mean that the primary costs of the preclinical activity and clinical trials are funded and sponsored by us. By “externally funded” we mean that the preclinical work is performed by external collaborators and the clinical trials are physician-sponsored or IITs. For externally funded research, any grant funds that support such preclinical work or clinical trials and most of the associated expenses do not flow through our financial statements. For externally funded preclinical activities and clinical trials, we do provide drug product and other supporting activities for which costs are shown in our financial statements. Of the eighteen clinical trials in planning, approved, conducted or in process six have been IIT funded trials.

Working Environment

Our headquarters and laboratory are in Houston, Texas, and our workforce, as of year-end 2025, consisted of 17 full and part-time employees in the US, which are leveraged with other service providers and contractors worldwide working in a primarily virtual environment. We do not have manufacturing facilities, and all manufacturing activities are contracted out to third parties. Additionally, we do not have a sales organization. Our overall strategy is to seek the best value for our shareholders either via potential outlicensing or collaborative opportunities with other pharmaceutical companies with existing marketing, sales and distribution or via the development of contracted marketing, sales and distribution capability if and when our drugs are approved.

War, terrorism, pandemics or the like, geopolitical uncertainties (such as the current war in Ukraine) and other business interruptions could cause damage to, disrupt or cancel the conduct of our clinical trials on a global or regional basis, which could have a material adverse effect on our business, clinical sites, drug suppliers or vendors with which we do business. Such events could also decrease the availability of subjects interested or able to enroll in our clinical trials or make it difficult or impossible for us to deliver products and services to our clinical investigational sites. In addition, territorial invasions can lead to cybersecurity attacks on technology companies, such as ours, located outside of the conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. While having operations in neighboring Poland, we have no operations directly in Russia. However, we do conduct a material portion of our MIRACLE trial in Ukraine and Eastern Europe. We do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, will escalate and result in broad economic and security conditions or rationing of medical supplies or production facilities, which could limit our ability to conduct clinical trials or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description, and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties.

We cannot determine whether these events will materially impact our overall business and operations, recruitment, and our drug supply in the future.

Manufacturing

We do not own or operate manufacturing facilities for the production of active pharmaceutical ingredients (API) or final drug products for our product candidates. We have elected to rely on third-party contract manufacturers for all aspects of API manufacturing and drug product formulation, both for clinical development and, if approved, commercial production.

For our lead product candidate, Annamycin, we currently utilize a single contract manufacturer to supply API and a separate single contract manufacturer for final drug product formulation. We have entered into manufacturing agreements with these third-party manufacturers to supply API and drug product for our clinical trials. We expect to continue to rely on third-party contract manufacturers to produce API and final drug product in quantities sufficient to support our clinical development programs and, if our product candidates receive regulatory approval, commercial supply.

Our product candidates require technically complex manufacturing processes. The API and drug product for our product candidates must be manufactured in accordance with current Good Manufacturing Practice (GMP) regulations enforced by the FDA and comparable standards required by other regulatory authorities. We are responsible for ensuring that our contract manufacturers comply with applicable cGMP requirements and other regulatory standards.

We are required to provide our contract manufacturers with manufacturing forecasts significantly in advance of delivery dates to ensure adequate supply for our clinical trials. We work closely with our manufacturers to coordinate production schedules with our clinical development timelines and to maintain appropriate inventory levels.

Given the limited number of contract manufacturers that operate under cGMP regulations and are capable of manufacturing our product candidates, we may face competition for manufacturing capacity. While we currently do not have qualified backup manufacturers for our product candidates, we continue to evaluate our manufacturing strategy and may engage additional or alternative contract manufacturers as our development programs advance. The identification and qualification of alternative manufacturers, if needed, would require regulatory approval and could involve manufacturing comparability studies.

Our Intellectual Property, FDA Designations and License Agreements

We have obtained worldwide, exclusive licenses or options to license from MD Anderson to issued US patents and pending US patent applications for each of our drug candidates, as well as pending foreign patent applications or issued foreign patents. With respect to certain patents or patent applications, we are co-owners (due to being coinventors) with MD Anderson, in which instances we have exclusively licensed MD Anderson’s rights in those patents or patent applications. Where MD Anderson has sole ownership of patents licensed to us, MD Anderson is responsible for the prosecution and maintenance of those patent applications, with input from us and at our expense. Where MD Anderson jointly owns patent applications with us, we are responsible for prosecution and maintenance of those patents and patent applications at our expense. If we choose to not prosecute or maintain patents in certain geographical areas, MD Anderson has the right to pursue those rights separate from us. To date, no geographical areas in which we have chosen to not prosecute or maintain such patents have been pursued to date separately from us by MD Anderson.

As new discoveries arise with respect to our drug candidates, we and MD Anderson seek to protect our rights to those inventions by filing new patent applications. There can be no assurance that patent applications will issue as patents or, with respect to issued patents, that they will provide us with significant protection.

Issued patents generally expire 20 years after their filing date, subject to adjustment or extension under certain circumstances. For instance, the expiration of US patents may be adjusted to account for prosecution delays, if any, by the United States Patent and Trademark Office (USPTO). Some jurisdictions, including the US and countries belonging to the European Patent Convention, will extend the expiration of an unexpired patent for an approved pharmaceutical product by some portion of time required for clinical development and regulatory review. We intend to seek patent term extensions for patents claiming our product candidates where available. In addition, certain pharmaceutical regulatory bodies, including the US FDA and the EMA, provide some period of exclusivity for new pharmaceutical products independent of patent protection. In the US, regulatory exclusivity can range from three (3) years for a product with a previously approved active pharmaceutical ingredient to seven (7) years for a novel product designated as an Orphan Drug.

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

Annamycin

On April 9, 2024, the United States Patent and Trademark Office (USPTO) issued U.S. Patent number 11,951,118 titled, “Preparation of Preliposomal Annamycin Lyophilizate” (the ‘118 patent’) to Moleculin and The University of Texas System Board of Regents. On March 25, 2025 the USPTO issued U.S. Patent number 12,257,261, also titled “Preparation of Preliposomal Annamycin Lyophilizate” (the ‘261 patent) to Moleculin and The University of Texas System Board of Regents. Additionally on May 14, 2024, the USPTO issued an additional patent (U.S. Patent number 11,980,634) titled “Method of Reconstituting Liposomal Annamycin” (the ‘634 patent’) and on March 25, 2025 the USPTO issued U.S. Patent number 12,257,262 titled “Method of Reconstituting Liposomal Annamycin” (the ‘262 patent) to Moleculin and the University of Texas Board of Regents. We have global, exclusive licenses MD Anderson’s interests to both patents.

The ‘118 and ‘261 patents provide claims to compositions that contain Annamycin, and the ‘634 and ‘262 patents provide claims to liposomal Annamycin suspension compositions, all with a base patent term extending until June 2040, subject to extension to account for time required to fulfill regulatory requirements for FDA approval. Moleculin’s novel candidate for the treatment of AML and STS uses a unique lipid-based delivery technology. In addition to the four issued U.S. patents, we have additional patent applications pending in the US and in major jurisdictions worldwide.

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

WP1122

We have rights to an issued US patent with claims to compositions of WP1122 and methods for treating cancer using WP1122, with an international filing date in June 2009. We also have rights to foreign counterparts. In addition, we have rights to US and foreign patent applications directed to the treatment of viral diseases with WP1122 and other anti-metabolites including WP1096 and WP1097, with a filing date in March 2021. Such rights are incorporated into our sponsored research agreement, discussed elsewhere, with MD Anderson.

FDA Designations

To further enhance our intellectual property, we have the following FDA designations for our drug candidates as shown. The importance of these designations is discussed further below in the section titled Regulatory Exclusivities.

Drug Candidate	FDA ODD - Indication	FTD	FDA Rare Pediatric Disease Priority Review Voucher (PRV) Program
Annamycin	Yes – AML, Soft Tissue Sarcoma	Yes – AML, Soft Tissue Sarcoma	No
WP1066	Yes - GBM	No	Yes – Ependymoma, diffuse intrinsic pontine glioma (DIPG), medulloblastoma and atypical teratoid rhabdoid tumor
WP1122	Yes - GBM	Yes - GBM	No

Our License Agreements

Sponsored Research and License Agreements with MD Anderson

We have a license or an option to license our technology from MD Anderson, and we also sponsor research there as well. Under our agreements with MD Anderson, discussed above, we are responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees, prior to the first sale of a licensed product, can be as high as $0.1 million depending upon the anniversary. Milestone payments for the commencement of phase II and phase III clinical trials can cost as high as $0.5 million. Other milestone payments for submission of an NDA to the FDA and receipt of first marketing approval for sale of a license product can be as high as $0.6 million. Certain agreements contain a milestone payment for the initiation of Phase 3 clinical trials. Royalty payments can range in the single digits as a percent of net sales on drug products or flat fees as high as $0.6 million, depending upon certain terms and conditions. Not all payments are applicable to every drug. Total expenses under these agreements were $0.2 and $0.3 million, for the years ended December 31, 2025 and 2024, respectively. Such costs are expected to increase as development of Annamycin progresses. For more information about our license agreements, see Footnote 8 - Commitments and Contingencies included in our Consolidated Financial Statements set forth in this report.

We have a sponsored research agreement with MD Anderson that currently runs until March 31, 2027 and is expected to be extended, however there can be no assurance that this effort will be successful. In addition, the Company also has Sponsored Research Agreements with other universities, one in the US and one in Europe. The expenses recognized under the agreements, mainly related to MD Anderson, were $2.0 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

Animal Life Sciences Licensing Agreement

On February 19, 2019, we sublicensed certain intellectual property rights, including rights to Annamycin, our WP1122 portfolio, and our WP1066 portfolio in the field of non-human animals to Animal Life Sciences, LLC (ALI) (the “ALI Agreement”). ALI is affiliated with Dr. Waldemar Priebe, one of our founders. Under the ALI Agreement, we granted ALI a worldwide royalty-bearing, exclusive license to research, develop, manufacture, have manufactured, use, import, offer to sell and/or sell products in the field of non-human animals under the licensed intellectual property. This license is subject to the terms in the prior agreements entered into by the Company and MD Anderson. With regard to Annamycin, we have completed a Phase 2 clinical trial. As such, ALI has to commence commercially reasonable efforts to commercialize non-human uses of Annamycin by 2028 or it may lose such rights to Annamycin.

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

Our lead drug candidate, Annamycin, is in a class of drugs referred to as anthracyclines, which are chemotherapy drugs designed to destroy the DNA of targeted cancer cells. The approved anthracyclines most commonly used are daunorubicin and doxorubicin and world-wide annual revenues, mostly generic, generated from anthracyclines were estimated in 2023 to approximate $1.3 billion (https://www.globenewswire.com/news-release/2025/01/13/3008751/28124/en/Liposomal-Doxorubicin-Market-Research-and-Forecast-Report-2024-2032-Growing-Investments-and-Collaborations-Personalised-Medicine-Trends-Market-Penetration inEmergingEconomies.html#:~:text=The%20global%20liposomal%20doxorubicin%20market,USD%202%20billion%20by% 202032.) and is expected to grow to $2 billion by 2032. Acute leukemia is one of a number of cancers that are treated with anthracyclines. Of this worldwide amount, the US market is estimated to comprise the largest share.

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

We believe that the market size of STS globally was $1.58 billion in 2024 and is expected to grow to $2.57 billion by 2030. According to our estimates, the highest market size of STS with lung metastases was estimated in the United States, followed by Germany (https://finance.yahoo.com/news/2025-research-soft-tissue-sarcoma-124900301.html). The market of STS with lung metastases is categorized into first-line and second-line therapies. The therapies in first-line treatment involve surgery, off-label treatment, and stereotactic radiation therapy (SBRT). We estimate that around 80% of patients taking the first-line treatment due to relapse of the disease progress on to second-line treatment. To our knowledge, there are no approved or emerging therapies for treatment of relapsed/refractory patients, we believe that first-line therapies are often used again in second-line management. Other cancers metastasize to the lungs, including osteosarcoma, breast and colon cancers, for which the relapsed or refractory population is estimated to exceed 8,000 in the US. In addition, there are over 20,000 annual cases of testicular, thyroid, endometrial, renal and cervical cancers which metastasize to the lungs. Given this backdrop, we believe the best initial pathway for Annamycin is to pursue the second-line treatment of STS lung metastasis.

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

Market for Our WP1122 Portfolio

Certain cancers depend heavily on glycolysis and glycosylation for growth and survival. Additionally, viruses depend on glycolysis and glycosylation for infectivity and replication. Glycolysis and glycosylation can be disrupted by using a glucose decoy known as 2-DG. While 2-DG has been shown to be effective in vitro and may have some activity in humans, its lack of drug-like properties limits its efficacy. Based on our preclinical testing in vitro (against cancers and viruses) and in vivo (against certain cancers only), WP1122 appears to improve the drug-like properties of 2-DG by creating a prodrug of 2-DG that reaches much higher tissue/organ concentrations than 2-DG alone. We believe WP1122 could be well suited as a treatment for highly glycolytic cancers such as GBM and pancreatic cancer.

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

In June 2018, we formed Moleculin Australia Pty. Ltd., a wholly owned subsidiary to oversee pre-clinical development in Australia. The Australian government provides an aggressive incentive for research and development carried out in their country. We believe having an Australian subsidiary has provided a great opportunity for quality, pre-clinical and clinical development and reduce the overall cost of our continued drug development efforts. However, our efforts in Australia have substantially reduced as our focus on MIRACLE is centered on the US and Europe for now and we are weighing the cost benefit of continuing to support having such a subsidiary. The conclusion of such would be immaterial to the overall business.

In July 2021, we formed Moleculin Amsterdam B.V., a wholly owned subsidiary, primarily to act as our legal representative for clinical trials in Europe for Moleculin Biotech, Inc.

On March 22, 2024, we completed a one-for-fifteen reverse stock split of our shares of common stock and on December 1, 2025 we completed a one-for-25 reverse stock split of our shares of common stock.

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

ODD and ODE are also available from the European Union (EU). ODD in the EU is generally available for drug products intended to treat life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU when the application is made. If the orphan-designated product continues to meet the criteria for orphan designation at approval, the approval for an orphan-designated indication conveys a 10-year exclusivity period, during which the competent authorities in the EU may not accept another marketing authorization application and may not grant another marketing authorization for a similar medicinal product (i.e., a medicinal product with an identical active substance, or an active substance with the same principal molecular structural features and that acts via the same mechanisms) for the same therapeutic indication. The 10-year period can be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for the ODD, which can include if the product is sufficiently profitable not to justify market exclusivity. In the EU, ODE does not preclude granting a marketing authorization for a similar medicinal product for the same therapeutic indication, if that medicinal product is demonstrated to be safer, more effective or otherwise clinically superior, or if the company with orphan drug exclusivity is unable to supply sufficient quantities of the product. Significant revisions to the relevant law in the EU have been proposed and, if adopted, may affect the availability or benefits of ODD or ODE there. Such revisions are expected to be finalized in 2026, likely entering into force in 2028.

Products that are approved to treat rare diseases that are serious or life-threatening and where the serious or life-threatening manifestations primarily affect patients under 19 years of age may qualify for the Rare Pediatric Disease Priority Review Voucher (RPDPRV) program, in which the product sponsor receives upon approval a voucher for priority review of another product. The voucher can be used by the sponsor for a subsequent application that would not in its own right qualify for priority review, or it may be sold to another company for that use. In either case, a RPDPRV may have significant value. In February 2026, the statute was amended to continue the RPDPRV program through September 2029.

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

We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. Manufacturers of our product candidates are required to comply with applicable FDA manufacturing requirements contained in the agency’s cGMP regulations and related policies. The cGMP regulations require, among other things, adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of pharmaceutical products are required to register their establishments with the FDA and certain state agencies and the FDA inspects equipment, facilities, and processes used in manufacturing pharmaceutical products prior to approval. The FDA and certain state agencies also conduct periodic inspections to re-inspect equipment, facilities, and processes for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to take enforcement actions or seek sanctions, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP and other applicable FDA regulatory requirements.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which we may obtain regulatory approval. In the United States and in markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government payers such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a pharmaceutical product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the pharmaceutical product. Third-party payers may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not, and frequently do not, include all the FDA-approved pharmaceutical products for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Further, payers are increasingly using “outcome-based” or “performance-based” agreements, where reimbursement is provided only for patients who respond to the therapy. A payer’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, in the United States there is a growing emphasis on comparative effectiveness research, both by private payers and by government agencies. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our pharmaceutical product candidates may not be considered medically necessary or cost-effective. To the extent other drugs or therapies are found to be more effective than our products, payers may elect to cover such therapies in lieu of our products and/or reimburse our products at a lower rate.

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

The marketability of any pharmaceutical product candidates for which we may receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect this will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Payers are also using management tactics and benefit designs that focus on the use of orphan drugs and can result in providers and patients facing hurdles than affect utilization. Even if favorable coverage and reimbursement status is attained for one or more products for which we may receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

The ACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical manufacturers and impose additional health policy reforms. Further, the Inflation Reduction Act (IRA), among other things, (1) directs HHS to negotiate the price of certain high-cost, single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Under the IRA, certain categories of drugs are excluded from price negotiations, including drugs that receive orphan drug designation as the only FDA-approved indication. The One Big Beautiful Bill Act (OBBBA), signed on July 4, 2025, updated the IRA exemptions for orphan drugs by providing that orphan drugs are exempt from Medicare price negotiations even if they are approved for multiple rare diseases. Further, OBBBA establishes that the 7-year timeline that triggers Medicare price negotiations now only begins on the first day after a drug is approved for a non-orphan indication. While we have obtained orphan drug designation for Annamycin, if we seek additional indications, or fail to maintain our orphan drug status, we may become subject to the price negotiation process. Further, the Trump administration has introduced aggressive pricing initiatives through executive order and otherwise that create new revenue risks, including Most-Favored-Nation (MFN) Pricing that would compel manufacturers to align U.S. prices with the lowest paid in “economic peer countries” (e.g., UK, France, Germany, Japan). This could reduce the ultimate price that we receive for Annamycin, which could negatively affect our business, results of operations, financial conditions, and prospects. We expect that changes or additions to the ACA, IRA OBBBA, MFN pricing or their implementing regulations or guidance, changes to the Medicare and Medicaid programs, changes regarding the federal government’s authority to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access or financing or other legislation in individual states, could have a material adverse effect on the healthcare industry and our business.

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

Risks Related to Regulatory Approval and the Development and Commercialization of our Drug Candidates

•

We are developing our drug candidates to treat patients who are extremely or terminally ill, and patient deaths that occur in our clinical trials could negatively impact our business even if such outcomes are not shown to be related to our drug candidates.

•	We are conducting important clinical trials in the US and Europe, and assessing additional countries in which to perform preclinical studies and clinical trials and the risks associated with conducting research and clinical trials abroad could materially adversely affect our business.
•	There are limited suppliers for active pharmaceutical ingredients (API) used in our drug candidates and we utilize a single source for such API for certain of our drug candidates. Problems with the third parties that manufacture the API used in our drug candidates may delay our clinical trials or subject us to liability.
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

Risks Related to Our Intellectual Property

•	We rely on patents and other intellectual property rights to protect our product candidates, the attainment, enforcement, defense and maintenance of which may be challenging and costly and failure to do so could impair our business.
•	We enjoy only limited geographical protection with respect to certain patents and may not be able to protect our intellectual property rights throughout the world.
•	The intellectual property rights we have licensed from MD Anderson are subject to the rights of the US government.
•	Our patents and other proprietary rights may not adequately protect our technologies and product candidates and may not necessarily address all potential threats to our competitive advantage.
•	We may become subject to third parties’ claims alleging infringement of third-party patents and proprietary rights, or we may be involved in lawsuits to protect or enforce our patents and other proprietary rights, which could be costly and time consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.
•	We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop, manufacture and market our product candidates.
•	If we breach any of the agreements under which we license patent rights or if we fail to meet certain development deadlines, pay certain fees including extension fees or exercise certain rights to technology, we could lose or fail to obtain license rights that are important to our business.
•	We may not be successful in maintaining necessary rights to our product candidates or obtaining patent or other intellectual property rights important to our business through acquisitions and in-licenses.
•	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•	We may be subject to claims challenging the inventorship of our patents and other intellectual property.
•	Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
•	If we do not obtain protection under the Hatch-Waxman Amendments and similar non-U.S. legislation for extending the term of patents covering our product candidates, our ability to compete effectively could be impaired.
•	If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be adversely affected.
•	If we are unable to protect the confidentiality of our trade secrets and know-how, our business and competitive position would be harmed.
•	We may be subject to claims by third parties asserting that we or our employees have misappropriated third-party intellectual property, or claiming ownership of what we regard as our own intellectual property. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and lose valuable intellectual property rights or personnel.
•	Our business and operations may suffer, and proprietary information may be lost, in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

Risks Relating to Our Business and Financial Condition

•	We will require additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
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

•	Failure to maintain our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.
•	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
•	We cannot predict the effect that our reverse stock split will have on the market price for shares of our common stock.
•	There are provisions in certain of our outstanding warrants that could discourage an acquisition of us by a third party.
•	If our estimates or judgments relating to our critical accounting policies prove to be incorrect, or if financial reporting standards or interpretations change, our results of operations could be adversely affected.

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

We are conducting important clinical trials in the US and Europe, and additional countries in which to perform preclinical studies and clinical trials, and the risks associated with conducting research and clinical trials abroad could materially adversely affect our business.

We have approved INDs, Clinical Trial Authorizations or their equivalent in the US, Ukraine, Georgia, Spain, Romania, Czechia, Lithuania, Poland and Italy. Additionally, from time to time, we perform studies to determine if there are additional countries in which we should hold current and future clinical and preclinical studies. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

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

There are limited suppliers for active pharmaceutical ingredients (API) used in our drug candidates and/or in manufacturing the final drug product. We utilize a single source for such API and/or final drug product for certain of our drug candidates.

We do not currently own or operate manufacturing facilities for clinical or commercial production of the API used in any of our product candidates. We have no experience in API manufacturing, and we lack the resources and the capability to manufacture any of the APIs used in our product candidates, on either a clinical or commercial scale. As a result, we rely on third parties to supply the API used in each of our product candidates. For our lead product candidate, Annamycin, we currently utilize a single source to manufacture API and a single source for drug product. If we were to lose either of these suppliers, it could cause delays while we located a new supplier. We expect to continue to depend on third parties to supply the API for our current and future product candidates and to supply the API in commercial quantities in a timely manner.

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

We are required to order the API used in our drug candidates from our manufacturers significantly in advance of our delivery needs, and problems with our forecasts related to the manufacturer of the API used in our drug candidates may delay our clinical trials.

We are responsible for matching our manufacturing forecasts with our expected trial recruitment and ensuring that the API's used in our product candidates are manufactured in accordance with applicable regulations. We are generally required to provide our manufacturers with these forecasts significantly in advance of our delivery dates. If we underestimate our product needs and are required to order additional API, we may experience substantial delays in receiving such product, which could delay or suspend our clinical trials and adversely affect our development timelines. Conversely, if we overestimate our product needs, we may expend unnecessary working capital and experience reduced liquidity. Because we have limited experience in conducting clinical trials, our ability to accurately forecast our product needs may be less developed than that of our larger, more experienced competitors, increasing our exposure to these risks.

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

If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators in other jurisdictions have their own procedures for approval of product candidates. Even if a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply with prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidates or other products. Also, regulatory approval for any of our product candidates may be withdrawn.

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

Identifying and qualifying subjects to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit subjects to participate in testing our product candidates. If subjects are unwilling to participate in our trials because of negative publicity from adverse events in the biotechnology industry, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

Our drug product candidate, WP1066, was in two physician-sponsored Phase 1 clinical trials, one for adult GBM and another for pediatric brain tumors. Our drug product candidate, Annamycin, was in a physician-sponsored Phase 1b/2 clinical trial in Poland for the treatment of STS lung metastases. These physician-sponsored trials are an important part of our clinical development plan. Although we provide drug product and other minor supporting activities for these clinical trials, we are not otherwise directly involved in these physician-sponsored trials. As such, we are dependent on the institutions conducting the trials to proceed with such trials on a timely basis, and we have in the past encountered unforeseen delays in our physician-sponsored trials. We can provide no assurance that we will not encounter future delays with our physician-sponsored trials.

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

ODD from the FDA is available for drugs targeting diseases with less than 200,000 cases per year. ODD does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. However, ODD may enable market exclusivity of 7 years from the date of approval of an NDA in the United States. During that period the FDA generally could not approve another product containing the same drug for the same designated indication. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Even if either Annamycin or WP1066 is approved and ODE is granted, we cannot know that the exclusivity will prevent approval of another product containing Annamycin and intended to treat AML or soft tissue sarcomas, or WP1066 and intended to treat glioblastoma, because any such subsequent product could be demonstrated to be clinically superior to Annamycin or WP1066.

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

We have in the past, and intend in the future, to publicly disclose preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data becomes available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us could result in volatility in the price of our common stock.

In addition, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the approvability of the particular drug candidate and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug candidate or our business. If the interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our current or any of our future drug candidates, our business, operating results, prospects or financial condition may be materially harmed.

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

Risks Related to our Intellectual Property

We rely on patents and other intellectual property rights to protect our product candidates, the attainment, enforcement, defense and maintenance of which may be challenging and costly. Failure to enforce or protect these rights adequately could harm our ability to compete and impair our business.

Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property protection, for example, for compositions-of-matter of our product candidates, formulations of our product candidates, polymorphs, salts and analogs of our product candidates, methods used to manufacture our product candidates, methods for manufacturing of the final drug product candidates, and methods of using our product candidates for the treatment of the indications we are developing or plan to develop, or on in-licensing such rights. Our patent portfolio comprises patents and patent applications which aspects of our product candidates Annamycin, WP1122 and WP1066. There is no assurance that our pending patent applications will result in issued patents, or if issued as patents, will include claims with sufficient scope of coverage to protect our product candidates, or that any pending patent applications will be issued as patents in a timely manner. Failure to obtain, maintain or extend adequate patent and other intellectual property rights could adversely affect our ability to develop and market our product candidates, resulting in harm to our business.

The composition of matter patent for Annamycin has expired. We are pursuing additional patents with claims directed to Annamycin drug product formulations and the methods of use of Annamycin to treat relapsed or refractory AML and other conditions, and methods for its manufacture, as the composition of matter patent protection for Annamycin has expired. As a result, competitors may be able to offer and sell products so long as these competitors do not infringe any other patents that third parties or we hold, including formulation, synthesis and method of use patents. However, particularly with regard to products approved for more than one indication, method of use patents may not provide significant protection, because a competitor could obtain approval for only a non-protected use and thus come to market, where the product may legally be prescribed for the protected use, thus undermining the protection provided by the patent. Although off-label prescriptions may infringe our method of use patents, the practice is common across medical specialties and such infringement is difficult to prevent or prosecute. Off-label sales would limit our ability to generate revenue from the sale of Annamycin, if approved for commercial sale.

The patent prosecution process is expensive and time-consuming. We or our licensors may not be able to prepare, file and prosecute all necessary or desirable patent applications for a commercially reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we or our licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection for them. Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Further, the issuance, scope, validity, enforceability, and commercial value of our and our current or future licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in issued patents that protect our technology or product candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and product candidates. The patent examination process may require us or our licensors to narrow the scope of the claims of our or our licensors’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. We cannot assure that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent application from being issued as a patent. Even if patent applications do successfully issue as patents and even if such patents cover our product candidates, third parties may initiate an opposition, interference, reexamination, post grant review, inter partes review, nullification or derivation action in courts or before patent offices, or similar proceedings challenging the validity, enforceability, or scope of such patents, which may result in the patent claims being narrowed or invalidated. Our and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent is issued from such patent applications, and then only to the extent the issued claims cover the technology.

Because patent applications are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates. Furthermore, in the U.S., if third parties have filed such patent applications on or before March 15, 2013, the date on which the U.S. changed from a first to invent to a first to file patent system, an interference proceeding can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications after March 15, 2013, a derivation proceeding can be initiated by such third parties to determine whether our invention was derived from such third parties’ product candidates. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license.

We enjoy only limited geographical protection with respect to certain patents and may not be able to protect our intellectual property rights throughout the world.

Filing and prosecuting patent applications and maintaining and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection to develop their competitor’s own product candidates and, further, may export otherwise infringing product candidates to territories where we and our licensors have patent protection, but enforcement rights are not as strong as that in the U.S. These product candidates may compete with our product candidates, and our and our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

In addition, we may decide to abandon national and regional patent applications before grant. The examination of each national or regional patent application is an independent proceeding. As a result, patent applications in the same family may issue as patents in some jurisdictions, such as in the U.S., but may issue as patents with claims of different scope or may even be refused in other jurisdictions, such as in China, which has different requirements for patentability, including a stringent requirement for a detailed description of medical uses of a claimed drug. It is also quite common that depending on the country, the scope of patent protection may vary for the same product or technology.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or rules and regulations in the U.S., and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing product candidates in violation of our proprietary rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing as patents, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions.

Some countries also have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In those countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired.

The intellectual property rights we have licensed from MD Anderson are subject to the rights of the US government.

We have obtained or have rights to a royalty-bearing, worldwide, exclusive license to intellectual property rights, including patent rights related to our Annamycin, WP1066 Portfolio and WP1122 Portfolio drug product candidates from MD Anderson. Some of our licensed intellectual property rights from MD Anderson have been developed in the course of research funded by the US government. As a result, the US government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the US government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to any of these inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; (iii) government action is necessary to meet requirements for public use under federal regulations; or (iv) the right to use or sell such inventions is exclusively licensed to an entity within the US and substantially manufactured outside the US without the US government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restrictions (e.g., manufacturing substantially all of the invention in the US). The US government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the US government may acquire title in any country in which a patent application is not filed within specified time limits. Additionally, certain inventions are subject to transfer restrictions during the term of these agreements and for a period, thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the US government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business.

Our patents and other proprietary rights may not adequately protect our technologies and product candidates and may not necessarily address all potential threats to our competitive advantage.

The degree of protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

•	the patents of third parties may impair our ability to develop or commercialize our product candidates;

•	the patents of third parties may be extended beyond the expected patent term and thus may impair our ability to develop or commercialize our product candidates;

•	we or our licensors or any future strategic collaborators might not have been the first to conceive or reduce to practice the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;

•	we or our licensors or any future strategic collaborators might not have been the first to file patent applications covering our inventions, our product candidates, or uses of the product candidates in the indications under our development or to be developed;

•	it is possible that the pending patent applications that we own or have exclusively licensed may not lead to issued patents;

•	issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•	issued patents that we own or have exclusively licensed may not provide coverage for all aspects of our product candidates in all countries, such as for uses of our product candidates in the indications under our development or to be developed;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive product candidates for sale in our major commercial markets;

•	others performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license;

•	our or our licensors’ inventions or technologies may be found to be not patentable; and

•	we may not develop additional technologies that are patentable.

We may become subject to third parties’ claims alleging infringement of third-party patents and proprietary rights, or we may be involved in lawsuits to protect or enforce our patents and other proprietary rights, which could be costly and time consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.

Our commercial success depends, in part, upon our ability to develop, manufacture, market, and sell our product candidates without alleged or actual infringement, misappropriation, or other violation of the patents and proprietary rights of third parties. Litigation relating to patents and other intellectual property rights in the pharmaceutical industries is common, including patent infringement lawsuits and interferences, oppositions, and reexamination proceedings before the U.S. Patent and Trademark Office (the “USPTO”), and foreign patent offices. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including in the pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous U.S., and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. Some claimants may have substantially greater resources than we have and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. As the pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the intellectual property rights of third parties.

We may be subject to third-party claims including infringement, interference or derivation proceedings, post-grant review and inter partes review before the USPTO, or similar adversarial proceedings or litigation in the U.S. and other jurisdictions. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize the applicable product unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention, or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In addition, defending such claims would cause us to incur substantial expenses and could cause us to pay substantial damages, if we are found to be infringing a third party’s patent rights. These damages potentially include increased damages and attorneys’ fees if we are found to have infringed such rights willfully.

Any of our patents may be challenged, narrowed, circumvented, or invalidated by third parties. The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates.

There is a risk that one or more third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that one or more of these patents is valid, enforceable, and infringed, in which case the owners of any such patents may be able to block our ability to commercialize a product candidate unless we obtain a license under the applicable patents, or until such patents expire. However, such a license may not be available on commercially reasonable terms or at all. Such proceedings also may result in substantial cost and require significant time from us, even if the eventual outcome is favorable to us.

Further, if a patent infringement suit is brought against us or our third-party service providers, our development, manufacturing or sales activities relating to the product or product that is the subject of the suit may be delayed or terminated. As a result of patent infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which would be likely to include a requirement to pay license fees or royalties or both. These licenses may not be available on acceptable terms or at all. Even if a license can be obtained on acceptable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more of our product candidates, or forced to modify such product candidates, or to cease some aspect of our business operations, which could harm our business significantly. We might, if possible, also be forced to redesign our product candidates so that we no longer infringe the third-party intellectual property rights, which may result in significant cost and delay to us, or which redesign could be technically infeasible. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the U.S. and in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, or non-enablement. Third parties might allege unenforceability of our patents because someone connected with prosecution of the patent withheld relevant information, or made a misleading statement, during prosecution. The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of patents, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. There is a risk that in connection with such proceedings, a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competing product candidates. In addition, if the breadth or strength of protection provided by our patents is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize our current or future product candidates.

Furthermore, our patents and other intellectual property rights also will not protect our technology if competitors and other third parties design around our protected technology without infringing our patents or other intellectual property rights. For example, a third party may develop a competitive product that provides benefits similar to our product candidates but that uses a technology that falls outside the scope of our patent protection. Our competitors may also seek approval to market generic versions of any approved products and in connection with seeking such approval may claim that our patents are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors view these announcements in a negative light, the price of our stock could be adversely affected.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop, manufacture and market our product candidates.

We cannot guarantee that any of our, our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims, or the expiration of relevant patent applications or patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and patent application in the U.S., and elsewhere that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, in the U.S., patent applications filed before November 29, 2000 and, upon request, certain patent applications filed after that date that will not be filed outside the U.S., remain confidential until those patent applications issue as patents. Patent applications in the U.S., EU, and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could have been filed by others without our knowledge, including any such patent applications that may claim priority from patent applications for patents that we have determined will expire before we commercialize our product candidates. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. Moreover, as we study our product candidates during development, we may learn new information regarding their structure, composition, properties, or functions that may render third-party patent applications or patents that we had not identified as being, or that we had not believed to be, relevant to our product candidates instead to be relevant to or necessary for the commercialization of our product candidates in a jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in the patent, and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date or the possibility of an extension of patent term of any patent in the U.S, Europe, or elsewhere that we consider relevant also may be incorrect. Any of the foregoing circumstances, failures, or errors may negatively impact our ability to develop and market our product candidates.

If we breach any of the agreements under which we license patent rights or if we fail to meet certain development deadlines, pay certain fees including extension fees or exercise certain rights to technology, we could lose or fail to obtain license rights that are important to our business.

We license all of our technology from MD Anderson, and we must meet various payment and other obligations under our license agreements with MD Anderson. Our license agreements generally require that we meet various milestones by certain dates, each of which generally requires the payment of additional fees, including extension fees. To date, we have been able to meet such milestones, pay certain fees or have been able to enter into extensions with MD Anderson related to such milestones, or have obtained options to acquire the technology. However, our failure to meet any financial or other obligations under our license agreements in a timely manner could result in the loss of our rights to our core technologies.

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

We may enter into additional license agreements in the future. Our existing license agreements impose and any future license agreements are likely to impose various diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under these license agreements could result in the loss of our rights to practice such in-licensed intellectual property, and could compromise our development and commercialization efforts for any current or future product candidates.

We may not be successful in maintaining necessary rights to our product candidates or obtaining patent or other intellectual property rights important to our business through acquisitions and in-licenses.

We currently own and have in-licensed rights to intellectual property, including patents, patent applications and know-how, relating to our product candidates, and our success will likely depend on maintaining these rights. Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to continue to acquire, in-license, maintain, or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and the rights to those formulations or methods of making those formulations may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights that we identify as necessary for the development and commercialization of our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies also are pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to license or acquire third-party intellectual property rights on a timely basis, on terms that would allow us to make an appropriate return on our investment, or at all. Even if we are able to obtain a license to intellectual property of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us. If we are unable to successfully obtain a license to third-party intellectual property rights necessary for the development of our product candidates or a development program on acceptable terms, we may have to abandon development of our product candidates or that development program.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies over the lifetime of a patent. In addition, the USPTO and other foreign patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent failure to make payment of such fees or to comply with such provisions can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which such non-compliance will result in the abandonment or lapse of the patent or patent application, and the partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, and non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering our product candidates or if we or our licensors otherwise allow our patents or patent applications to be abandoned or lapse, our competitors might be able to enter the market, which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates in any indication for which they are approved.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims challenging the inventorship of our patents and patent applications or ownership of our intellectual property. In particular, we may be subject to claims that former employees or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. For example, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, or we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industries involve both technological complexity and legal complexity. Therefore, obtaining and enforcing pharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the America Invents Act (the “AIA”), which was passed in September 2011, resulted in significant changes to the U.S. patent system. An important change introduced by the AIA is that, as of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.

Among some of the other changes introduced by the AIA are changes to the limitation where a patent may be challenged, thus providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

Accordingly, a third party may attempt to use the USPTO proceedings to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. It is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Similarly, the complexity and uncertainty of European patent laws have also increased in recent years. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

If we do not obtain protection under the Hatch-Waxman Amendments and similar non-U.S. legislation for extending the term of patents covering our product candidates, our ability to compete effectively could be impaired.

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the “Hatch-Waxman Amendments.” The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product or method of use as compensation for patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Similar patent term extensions may be available in other jurisdictions. For example, a supplementary protection certificate in Europe may be applied for approval to recover some of the time lost between the patent application filing date and the date of first marketing authorization. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing product candidates sooner. As a result, our revenue from applicable product candidates could be reduced, possibly materially.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be adversely affected.

We may not be able to obtain trademark protection in territories that we consider of significant importance to us. In addition, any of our trademarks or trade names, whether registered or unregistered, may be challenged, opposed, infringed, cancelled, circumvented or declared generic, or determined to be infringing on other marks, as applicable. We may not be able to maintain and protect our rights to these trademarks and trade names, which we will need to build name recognition by potential collaborators or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

If we are unable to protect the confidentiality of our trade secrets and know-how, our business and competitive position would be harmed.

We consider proprietary trade secrets and confidential know-how and unpatented know-how to be important to our business. In addition to seeking patents for some of our technology and product candidates, we also may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed to be of limited value. However, trade secrets and confidential know-how are difficult to maintain as confidential.

To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, contractors and advisors to enter into confidentiality agreements with us. We also seek to preserve the integrity and confidentiality of our data, trade secrets, and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. Monitoring unauthorized uses and disclosures is difficult, and we cannot know whether the steps we have taken to protect our proprietary technologies will be effective. In addition, current or former employees, consultants, contractors, and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We therefore cannot guarantee that our trade secrets and other proprietary and confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is expensive, time consuming, and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. Furthermore, if a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

Failure to protect or maintain trade secrets and confidential know-how could adversely affect our business and our competitive position. Moreover, our competitors may independently develop substantially equivalent proprietary information and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of our own trade secrets or confidential know-how.

We may be subject to claims by third parties asserting that we or our employees have misappropriated third-party intellectual property, or claiming ownership of what we regard as our own intellectual property. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and lose valuable intellectual property rights or personnel.

Some of our employees, including our senior management, were previously employed at other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees do not use the know-how, trade secrets, or other proprietary information of others in their work for us, we may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including know-how, trade secrets, or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or undermine our ability to develop and commercialize our product candidates, which would severely harm our business. In addition, if such intellectual property rights were to be awarded to a third party, we could be required to obtain a license from such third party to commercialize our technology or product candidates. Such a license may not be available on commercially reasonable terms or at all, which could hamper or undermine our ability to develop and commercialize our product candidates, which would severely harm our business. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management from the development and commercialization of our product candidates.

Our business and operations may suffer, and proprietary information may be lost, in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure and those of our CROs or other contractors or consultants may be vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunications and electrical failures or breached due to employee error, malfeasance, or other disruptions. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyber security incidents. Although, to our knowledge, we have not experienced any significant system failure, accident or security breach to date, any such event could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and significant regulatory penalties; disrupt our operations; damage our reputation; and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates.

The loss of clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We could also incur liability and the further development and commercialization of our product candidates could be delayed. In addition, we also rely on third parties to manufacture our product candidates, so similar events relating to their computer systems could also have a material adverse effect on our business. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

In addition, due to continued hybrid working environment, varying parts of our workforce may work remotely on a part or full-time basis. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. For the year ended December 31, 2025, we incurred a net loss of $33.6 million. We had an accumulated deficit of $206.0 million as of December 31, 2025.

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

As a result of the accounting for our acquisition of Moleculin, LLC and the agreement we, on Moleculin, LLC’s behalf, entered into with Houston Pharmaceuticals, Inc., we have carried on our balance sheet within intangible assets in-process research and development (IPR&D) of $11.1 million as of December 31, 2025. Intangibles are evaluated quarterly and are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively our company taken as a whole, might exceed its fair value.

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

Over the past two years, our stock price has ranged from a high of $356.19 to a low of $3.31 (taking into account the reverse stock splits we have completed), and the market price of our common stock is likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Shares issuable upon the exercise of outstanding options or warrants may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

As of December 31, 2025 and February 28, 2026, we had outstanding warrants and options to purchase an aggregate of 7,868,686 and 12,719,348 shares of common stock, respectively, at weighted average exercise prices of $6.36 and $4.11 per share, respectively, in each case after giving effect to the reverse stock splits we completed. To the extent any of these options or warrants are exercised and any additional options or warrants are granted and exercised, there will be further dilution to stockholders and investors. Until the options and warrants expire, these holders will have an opportunity to profit from any increase in the market price of our common stock without assuming the risks of ownership. Holders of options and warrants may convert or exercise these securities at a time when we could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of our common stock.

As a biotechnology company, we are at increased risk of securities class action litigation.

Biotechnology companies have experienced greater than average stock price volatility in recent years, and our common stock price has been particularly volatile ranging from a high of $356.19 to a low of $3.31 over the past two years (taking into account the reverse stock splits we have completed). These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of management would be diverted from the operation of our business.

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

As previously disclosed, in July 2025, we received notice from Nasdaq that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In December 2025, we effected a reverse stock split of our common stock on a one-for-25 basis, and subsequently regained compliance with Nasdaq’s minimum bid price requirement. However, there is no assurance that we will be able to maintain compliance with the minimum bid price requirement or other applicable Nasdaq listing rules. Moreover, if we fall out of compliance with the minimum bid price requirement within one year of effecting the reverse stock split, a grace period will not be provided to cure the deficiency and Nasdaq will provide notice that our common stock will be subject to delisting.

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

The global financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets, energy prices, and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts in Ukraine and the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets, energy prices, and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. We currently source the API for our lead product candidate, Annamycin, from a supplier in Europe and increased energy prices in the region may result in increased costs to us for such API. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to operate. On March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank, or SVB. We have no exposure to SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

We cannot predict the effect that our reverse stock split will have on the market price for shares of our common stock.

On December 1, 2025, we effected a 1-for-25 reverse stock split of our common stock pursuant to authority granted by our stockholders.

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

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, or if financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Certain of our accounting policies require the use of significant management judgment and estimates. For example, the fair value of our warrant liabilities is estimated using option-pricing models that require assumptions regarding expected volatility, expected term, the risk-free interest rate and the market price of our common stock. Changes in these assumptions or in underlying market conditions could materially affect the valuation of our warrants and our results of operations. In addition, changes in these assumptions or in the market price of our common stock may result in significant non-cash gains or losses in our consolidated statements of operations in future periods, which could cause our reported results of operations to fluctuate significantly from period to period. Because these estimates and assumptions are inherently uncertain, actual results could differ materially from our estimates. If our assumptions change or actual circumstances differ from those underlying our estimates, our results of operations could be adversely affected and could fall below the expectations of securities analysts or investors, which could result in a decline in the trading price of our common stock. In addition, we regularly monitor our compliance with applicable financial reporting standards and review new accounting pronouncements and interpretations that are relevant to our business. As a result of new standards, changes to existing standards, or changes in their interpretation, we may be required to change our accounting policies, modify our operational processes, or implement new or enhanced financial reporting systems. In certain circumstances, such changes could require us to restate previously issued financial statements. Any such changes could adversely affect our reputation, business, financial condition and results of operations.

General Risks

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We intend to seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and 5,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

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

We will require additional financing in the near term, which financing may result in the reduction of the exercise price of certain of our warrants, which would dilute the ownership interest of our stockholders.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Annamycin.

Certain of our warrants provide that if, while such warrants are outstanding, we sell any common stock and/or common stock equivalents other than in connection with certain exempt issuances, at a purchase price per share less than the exercise price of the warrants in effect immediately prior to such sale, then immediately after such sale the exercise price of the such warrants then in effect will be reduced to an amount equal to the new issuance price.

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

As of December 31, 2025, and through the date of the filing of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual report on Form 10-K.

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

Our Chief Financial Officer and Head of IT and Cybersecurity, a consultant, are primarily responsible for assessing and managing our material risks from cybersecurity threats. In this regard, our Chief Financial Officer and Head of IT and Cybersecurity have assistance from service providers, other consultants and third parties. Our Chief Financial Officer has served as an executive officer for over twenty-six years, including over sixteen years as an executive officer of public companies. Our Head of IT and Cybersecurity has served as an information technology professional for over ten years and has held senior IT positions at multiple companies, where his primary responsibilities included maintaining direct oversight over his companies’ cybersecurity risks.

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

Holders

As of March 11, 2026, there were approximately 316 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

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

We did not repurchase any of our equity securities during the year ended December 31, 2025.

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

Our Business Summary

We are a late-stage pharmaceutical development company currently evaluating Annamycin, also known as L-Annamycin and by its generic name “naxtarubicin”, which we believe is a “next-generation” anthracycline and, with it, are conducting a pivotal Phase 3 trial in combination with cytarabine for the treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). We call this the “MIRACLE” trial (derived from Moleculin R/R AML AnnAraC Clinical Evaluation). A blinded preliminary data readout has already been released for the MIRACLE trial, and we expect to have an interim unblinding of data in mid-2026 and an additional unblinding in the second half of 2026, thereby concluding Part A of the two-part trial. We believe such early visibility for a pivotal registration-enabling trial is unique in that stakeholders will receive preliminary safety and efficacy data long before the conclusion of the trial.

We have two additional portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded by investigators at academic institutions. One of these portfolios has an ongoing investigator-initiated trial, another one planned and additional active preclinical testing. Since our inception, drug candidates from each of the three core portfolios are in active planning for, have approval to begin, are currently in or have successfully completed eighteen clinical trials.

Each of our three core technologies is based substantially on discoveries made at, made in conjunction with, and/or licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas. For each of the core technologies, one or more drug candidates have successfully completed a Phase 1 or greater clinical trial. Three of our drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2, Phase 2, Phase 2B/3 clinical trials. One of those drug candidates is Annamycin, which is currently in the MIRACLE trial.

We believe Annamycin is the first of its kind DNA binding agent, a “next-generation” anthracycline. Whereas first- and second-generation anthracyclines are currently used to treat approximately half of all cancers, they carry with them the burden of dangerous cardiotoxicity and efficacy limitations associated with multidrug resistance mechanisms and poor tissue/organ distribution. Later generation anthracyclines are comprised mainly of attempts to reduce cardiotoxicity or enhance anticancer activity but we believe have failed to deliver the necessary safety and efficacy profiles to win approval or gain market acceptance. Annamycin is an entirely new chemical entity integrating a new molecular structure intended to enhance its ability to selectively kill cancer cells and reduce toxic side effects. Annamycin possesses a unique and innovative multilamellar lipid-based delivery system designed to improve bioavailability and to increase therapeutic window. The result is a next-generation anthracycline that we believe effectively addresses critical problems associated with currently used anthracyclines. It is our lead drug candidate, and we have concluded a Phase 1B/2 clinical trial for treating AML and are now conducting a Phase 3 clinical trial for R/R AML, which we believe will be registration enabling. We have also sponsored two Phase 1B/2 clinical trials of Annamycin for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), the results of which we believe supports the initiation of a pivotal approval trial in this additional indication.

We believe that our lead drug candidate Annamycin has:

●	The following advantages over early-generation anthracyclines which in their totality support Annamycin’s classification as a “next-generation” anthracycline: 1) demonstrated across five clinical trials to be non-cardiotoxic (n=90) with some patients being safely dosed at five times the typical lifetime maximum allowable anthracycline dose, (which potentially enables repeated dosing, consolidation and even use as a maintenance therapy); 2) exhibits no vesicant activity as well as greater tolerability, making it safer to handle and administer and easier on patients; 3) shown in preclinical models to circumvent multidrug resistance by avoiding MDR1 mechanisms and also to avoid cross-resistance with some of the most commonly used drugs for the treatment of AML (as well as many other cancers), including currently approved early-generation anthracyclines, cytarabine and venetoclax and, 4) exhibited in preclinical models substantially improved tissue/organ distribution;
●	Demonstrated a complete remission (CR) rate of 50% and a composite complete remission (CRc) rate of 60% in combination with Cytarabine for the treatment of R/R AML as second line therapy (n=10). On an all comer’s basis (no limit on prior lines of therapy), the population of subjects who achieved a CR (n=8) demonstrated durability of approximately 13 months with median overall survival of 15 months and developing at the time of analysis, with 4 of 8 subjects (50%) censored;
●	Shown promising blinded safety and efficacy data for the first 30 subjects treated in the MIRACLE trial as we head towards the planned interim unblinding of data for the first 45 subjects treated with efficacy data in Part A of the MIRACLE trial in mid-2026;
●	Shown encouraging activity in a total of five different clinical trials (most of which are now complete), funded both internally and externally (through investigator-initiated trials); specifically including relapsed and refractory AML with complete remission rates significantly above currently approved second line therapies and STS lung mets with overall survival as a median seventh line therapy comparable to overall survival seen with approved first line monotherapies; and
●	Obtained composition of matter patent protection through 2040 with the potential to extend as far as 2045 as well as Orphan Drug and Fast Track designation.

One of our core management beliefs is that anthracyclines represent one of the most important treatments available for AML and Advanced STS, as well as many other cancers, and we believe Annamycin may, for the first time ever, allow a majority of these patients to benefit from Annamycin’s improved safety and efficacy by allowing increased dosing (and even maintenance dosing), improved tolerability and allowing access for patients who otherwise would not be eligible for an anthracycline (including the elderly and those with impaired cardiac function). We believe that such benefits will be disruptive to the competitive landscape for these markets. This belief, coupled with our limited resources, leads us to currently focus mainly on the development of Annamycin. We seek to advance our other drug candidates via investigator led studies, both clinically and preclinically, and as available resources will allow.

Core Technologies and Focus

Our core technologies consist of the following programs:

a) Annamycin is what we believe to be a “next-generation” anthracycline (one of the most widely used classes of chemotherapy), designed to be different than currently approved anthracyclines, which are limited in utility because of cardiotoxicity risks, tolerability, their susceptibility to multidrug resistance mechanisms and a lack of efficacy in certain tumor models.

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

Our Current Clinical Trial Focus

We are focused on Annamycin and WP1066 program’s internally and externally funded (“internally” and “externally” funded trials are defined in the Funding Strategy section below) development of our core technologies as follows:

1.	Annamycin:
a.	Internally funded – In combination with Cytarabine (also known as Ara-C, the combination with Annamycin of which is referred to as AnnAraC) for the treatment of R/R AML, and
b.	Externally funded – Advancing beyond our initial Phase 1B/2 internally funded trial for the treatment of STS metastasized to the lungs.
c.	Externally funded – Based on sponsored research, we intend to begin in 2026 a Phase 1B/2 clinical trial with Annamycin as a monotherapy treating 3rd line pancreatic cancer.
d.	Internally funded – MB-109 utilizing AnnAraC for R/R AML as 3rd line therapy in adults is planned for 2027.
e.	Externally funded – MB-110 utilizing AnnAraC for R/R AML as 2nd line therapy in pediatrics is planned for 2027. We are researching potential sites for a grant funded trial.
2.	WP1066:
a.	Externally funded - An improved formulation for delivery intravenously (IV) of a molecule from the WP1066 portfolio to possibly further support future externally funded oncology clinical trials. Such a formulation requires additional preclinical work prior to a clinical trial.
b.	Externally funded - Phase 1B/2 trial for WP1066 oral formulation in combination with radiation treating glioblastoma (GBM) both in adults and pediatrics. An adult clinical trial is in process and a pediatric trial is in the planning stage.

We have established a Recommended Phase 2 Dose for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through sponsored (internally funded) non-clinical research at MD Anderson.

Moleculin Biotech, Inc.

Results of Operations for the Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

The following table is data derived from the Consolidated Statement of Operations (in thousands) and the discussions that follow are in approximate amounts:

	Year ended December 31,
	2025	2024
Revenue	$—	$—
Operating expenses:
Research and development	15,891	17,729
General and administrative	9,122	8,786
Depreciation and amortization	90	126
Total operating expense	25,103	26,641
Loss from operations	(25,103)	(26,641)
Other income:
Gain from change in fair value of warrant liabilities	24,441	—
Loss on issuance of warrant liabilities	(30,962)	—
Transaction costs allocated to warrant liabilities	(1,407)	—
Loss on extinguishment of warrant liabilities	(614)	—
Other (expense) income, net	(20)	43
Interest income, net	105	550
Net loss	$(33,560)	$(26,048)

Research and Development Expense

Research and development (R&D) expense was $15.9 million and $17.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease in R&D of $1.8 million is primarily attributable to a reduction in sponsored research activities during the current year compared to the prior year.

General and Administrative Expense

General and administrative (G&A) expense was $9.1 million and $8.8 million for the years ended December 31, 2025 and 2024, respectively. The increase in G&A of $0.3 million was primarily attributable to higher regulatory and legal services, as well as increased consulting and investor relations expenses.

Gain from Change in Fair Value of Warrant Liabilities, Loss on Issuance of Warrant Liabilities and Loss on Extinguishment of Warrant Liabilities

During the year ended December 31, 2025, we recognized a non-cash gain of $24.4 million related to the change in fair value of our warrant liabilities, a non-cash loss of $31.0 million associated with the issuance of warrant liabilities in connection with our equity offerings, and a $0.6 million non-cash loss related to the extinguishment of warrant liabilities that were reclassified to equity. Certain of our warrants are classified as liabilities and are remeasured at fair value upon issuance and at each reporting date, as well as upon modification or inducement. Changes in the fair value of these instruments are recognized in the consolidated statements of operations in the period in which they occur. The fair value of these warrant liabilities is estimated using a Monte Carlo simulation model, which incorporates significant assumptions including expected volatility, expected term, risk-free interest rate, and the contractual terms of the warrants, including path-dependent features. Because the valuation is sensitive to changes in our stock price and other inputs, the resulting gains or losses can be significant and may fluctuate materially from period to period. In general, decreases in our stock price during a reporting period result in non-cash gains, while increases in our stock price result in non-cash losses related to the remeasurement of warrant liabilities.

Transaction Costs Allocated to Warrant Liabilities

During the year ended December 31, 2025, we recognized $1.4 million of transaction costs associated with the issuance of Series E and Series F warrant liabilities in June and August 2025, respectively.

Interest Income, Net

Interest income, net decreased by approximately $0.4 million for the year ended December 31, 2025 from the comparable period in 2024 due to a decreasing cash balance during the past year.

Net Loss

Net loss for the year ended December 31, 2025 was $33.6 million, compared to a net loss of $26.0 million for the prior year. The current-year net loss includes a $31.0 million non-cash loss related to the issuance of warrant liabilities, a $24.4 million non-cash gain from the change in the fair value of warrant liabilities, and a $0.6 million non-cash loss on the extinguishment of warrant liabilities that were reclassified to equity.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $8.9 million and prepaid expenses and other current assets of $0.8 million. We also had $3.5 million of accounts payable and $3.3 million of accrued expenses and other current liabilities. A significant portion of the accounts payable and accrued expenses were due to work performed in relation to our preclinical activities and our clinical trials. For the years ended December 31, 2025 and 2024, we used approximately $22.7 million and $23.9 million of cash in operating activities, respectively, which represents cash outlays for research and development and general and administrative expenses in such periods. The slightly decreased cash outflows in 2025 was primarily due to timing of payments for sponsored research and other expenses. For the year ended December 31, 2025, there were $27.3 million in net proceeds from financing activities. In 2024, there were $4.6 million in net proceeds from financing activities. Cash used in investing activities for the years ended December 31, 2025 and 2024 was approximately $0 and $13,000, respectively.

We believe that our cash resources as of December 31, 2025, along with $8.3 million in gross proceeds received via our financing activities in the first quarter of 2026 (see Recent Stock Offerings below) will be sufficient to fund our planned operations into the third quarter of 2026, without the issuance of additional equity for cash. This takes into account cash outlays for preparations for clinical trials beyond the current active trials. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. We cannot provide assurance that such events or a combination thereof can be achieved.

Recent Stock Offerings

We have historically funded our operations through a combination of at-the-market equity sales, public offerings, and warrant exercises, including warrant exercise inducement transactions, and we expect to continue to rely on these sources of capital to support our operations.

On February 19, 2026, we entered into warrant inducement agreements with certain holders of our existing equity-classified Series E and Series F warrants. Pursuant to these agreements, the holders exercised warrants to purchase an aggregate of 2,122,652 shares of our common stock at an exercise price of $3.90 per share, resulting in gross proceeds of approximately $8.3 million. In consideration for such exercises, we issued new Series H warrants to purchase up to 6,367,956 shares of common stock. The Series H warrants are exercisable upon shareholder approval, have a term of five years from such approval, and an exercise price of $2.3976 per share. The Series H warrants contain customary anti-dilution adjustments and beneficial ownership limitations. We have agreed to file a resale registration statement covering the shares of common stock issuable upon exercise of the Series H warrants on or before March 31, 2026, and to use commercially reasonable efforts to cause such registration statement to be declared effective by April 30, 2026. Due to the completion of this transaction, the exercise price of our outstanding Series E warrants was adjusted to $3.00 per share, the exercise price of our outstanding Series F warrants was adjusted to $2.75 per share, and the exercise price of our outstanding Series G and Series H warrants was adjusted to $2.3976 per share.

On December 23, 2025, we increased the maximum aggregate gross sales price of our common stock that may be offered, issued and sold under our at the market equity offering agreement (the “2025 ATM Agreement”) with Roth Capital Partners, LLC (“Roth”), which we initially entered into in July 2025, from $6.5 million to $8.2 million. Pursuant to the terms of the 2025 ATM Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $8.2 million from time to time through or to Roth, acting as sales agent or principal. Roth may sell shares of our common stock in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. We pay Roth a commission equal to 3.0% of the gross proceeds from any shares of common stock sold under the 2025 ATM Agreement. During the fourth quarter of 2025, we sold 1,130,420 shares of common stock pursuant to the 2025 ATM Agreement for gross proceeds of approximately $1.1 million.

On December 21, 2025, we entered into separate warrant amendment agreements (collectively, the “Warrant Amendment”) with the holders of our Series E, Series F, and Series G warrants (each as defined below, and collectively, the “Warrants”). Pursuant to the Warrant Amendment, the exercise prices of the Warrants were reduced to $3.90 per share (which was subsequently adjusted as described above). In addition, the Series E and Series F warrants were amended to eliminate certain price adjustment provisions and to revise the definition of “Black-Scholes Value". The revised definition of Black-Scholes Value modified the expected volatility input used in the Black-Scholes option pricing model by eliminating the use of 30-day and 365-day historical volatility measures and limiting the volatility input to the greater of (i) 100-day historical volatility, as obtained from Bloomberg, or (ii) 100%. All other inputs to the Black-Scholes model, including the risk-free interest rate, underlying stock price, expected term, and cost of borrow, remained unchanged. As a result of the Warrant Amendment, we determined that the Series E and Series F warrants qualified for equity classification prospectively under applicable accounting guidance. Accordingly, upon the effectiveness of the Warrant Amendment, the Series E and Series F warrants were reclassified from liability to equity. In connection with the reclassification, we remeasured the Series E and Series F warrant liabilities to fair value immediately prior to reclassification, resulting in the recognition of a $21.5 million gain in the consolidated statement of operations. We then reclassified approximately $16.0 million of Series E and Series F warrant liabilities to additional paid-in capital. In addition, we recorded a loss on extinguishment of warrant liabilities of $0.6 million and a warrant-related deemed dividend of $0.1 million, which was recorded within additional paid-in capital and recognized as a reduction to income available to common stockholders. See Note 5 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion. If exercised in full, the Warrants could result in gross proceeds to us of up to approximately $29.4 million.

On December 9, 2025, we entered into warrant exercise inducement agreements with holders of certain outstanding Series C, Series D and Series F warrants, pursuant to which such holders agreed to exercise warrants to purchase an aggregate of 1,044,329 shares of our common stock at reduced or existing exercise prices in exchange for the issuance of Series G warrants to purchase up to 2,610,823 shares of common stock, representing 250% of the shares underlying the exercised warrants, with a five-year exercise term. We received gross proceeds of approximately $6.8 million from the warrant exercises. Pursuant to ASC 815, and in accordance with our accounting policy, we determined that Series G warrants met the criteria for equity classification as of their issuance date. Additionally, we utilized our ATM on this date and sold 86,475 shares for gross proceeds of $0.6 million.

In August 2025, we entered into a warrant exercise inducement offer letter with holders of certain existing warrants pursuant to which the holders agreed to exercise Series E warrants to purchase up to 648,649 shares of common stock with an exercise price of $9.25 per share in exchange for our issuing new Series F warrants to purchase 2,594,595 shares of our common stock. Each Series F warrant had an exercise price of $13.75 per share (which was subsequently adjusted as described above) and is exercisable as of the date of issuance to October 16, 2030. We received gross proceeds of $6.0 million. In addition, during August and September 2025, 119,848 shares of Series E warrants were exercised for $1.1 million. Upon issuance the Series F warrants were initially classified as liability warrants. Pursuant to the Warrant Amendment described above, the Series F warrants were equity-classified as of December 21, 2025. In total, we received gross proceeds of $7.1 million.

In June 2025, we completed a public offering for the sale of 398,881 shares of common stock, and 244,319 pre-funded warrants to purchase shares of common stock, and Series E warrants to purchase up to 1,929,600 shares of common stock. The combined purchase price for the securities was $9.25 per share of common stock (or pre-funded warrant in lieu thereof). Each Series E warrant expires five years from the initial exercise date, or August 18, 2030. We received gross proceeds of $5.9 million.

On February 25, 2025, we entered into a securities purchase agreement with an institutional investor for the sale of 46,000 shares of common stock, and 84,841 pre-funded warrants to purchase shares of common stock, and Series D warrants to purchase up to 261,722 shares of common stock. The combined purchase price for the securities was $26.75 per share of common stock (or pre-funded warrant in lieu thereof). Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.025 per share. All pre-funded warrants were exercised in June 2025. The Series D warrants expire five years from the initial exercise date, or August 18, 2030. We received gross proceeds of $3.5 million.

On February 13, 2025, we entered into a warrant exercise inducement offer letter with a holder of certain existing warrants to receive new warrants to purchase up to a number of shares of common stock equal to 200% of the number of warrant shares issued pursuant to the exercise of such existing warrants to purchase up to 233,143 shares of common stock pursuant to which the warrant holder agreed to exercise for cash their existing warrants at a reduced exercise price of $25.00 in exchange for our agreement to issue the inducement warrants to purchase up to 466,286 shares of our common stock. Each inducement warrant is exercisable as of the date of issuance and may be exercised for a period of five years from the date of issuance. We received gross proceeds of $5.8 million.

On August 19, 2024, we completed a public offering of 11,320 shares of common stock and 87,355 pre-funded warrants to purchase shares of common stock, Series A warrants to purchase up to 98,655 shares of common stock and Series B warrants to purchase up to 98,655 shares of common stock, at a combined public offering price of $55.75 per share (or per pre-funded warrant in lieu thereof) and accompanying warrants. We received gross proceeds of $5.5 million, before deducting the placement agent's fees and other offering expenses.

The following table sets forth the primary sources and uses of cash for the years indicated (in thousands):

	For the Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(22,735)	$(23,862)
Net cash used in investing activities	—	(13)
Net cash provided by financing activities	27,284	4,635
Effect of exchange rate changes on cash and cash equivalents	51	(32)
Net change in cash and cash equivalents	$4,600	$(19,272)

Cash used in operating activities

Net cash used in operating activities was $22.7 million for the year ended December 31, 2025 compared to $23.9 million for the year ended December 31, 2024. This slight decrease in use of cash for operations was mainly due to timing of payments related to sponsored research and other expenses.

Cash used in investing activities

Net cash used in investing activities was de minimis for the years ended December 31, 2025 and December 31, 2024, respectively.

Cash provided by financing activities

Net cash provided by financing activities was $27.3 million for the year ended December 31, 2025, During 2025, we generated cash from financing activities primarily through at-the-market equity sales, public offerings, and warrant exercises, including warrant exercise inducement transactions. In the aggregate, these activities generated $27.3 million in net proceeds, including $1.0 million from at-the-market equity sales during the fourth quarter of 2025, $24.8 million from the issuance of common stock as a result of warrant inducement, pre-funded warrants, and common warrants, and $1.5 million from warrant exercises. Net cash provided by financing activities was $4.6 million for the year ended December 31, 2024, consisting of proceeds from the August 2024 stock offering.

Contractual Obligations

Our contractual obligations and commitments relate primarily to our operating leases and license, sponsored research, consulting, and laboratory access agreements with various research and development centers for the development and commercialization of our drug candidates targeting acute myeloid leukemia and certain hard to treat cancers. See Note 8 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further discussion.

Off-Balance Sheet Transactions

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations. Refer to Note 2 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for additional discussion.

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

Accounting for warrants

When the Company enters into arrangements pursuant to which warrants are issued, modified, or amended, we evaluate the terms of the warrants to determine the appropriate accounting and classification in accordance with FASB Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), ASC Topic 505, Equity (“ASC 505”), ASC Topic 815, Derivatives and Hedging (“ASC 815”), and ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).

Warrants that meet the criteria for liability classification under ASC 480, or that do not meet the criteria for equity classification under ASC 815 due to exercise contingencies, settlement provisions, or other contractual terms, are accounted for as derivative liabilities. These warrants are measured at fair value in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in earnings, and are presented as warrant liabilities on the Company’s consolidated balance sheets. Warrants that meet the criteria for equity classification are recorded in stockholders’ equity.

During the year ended December 31, 2025, we changed our accounting policy related to the classification of certain outstanding warrants. Prior to the change in accounting policy, our policy was to account for warrants with a certain contingent settlement provision as liability warrants, initially measuring them at fair value on the date of issuance. The warrants were previously remeasured at fair value at the end of each reporting period, with the related liability reflected on our balance sheet. The changes in fair value during each previous reporting period were recognized as a gain (loss) from change in fair value of warrant liability in our consolidated statement of operations. We changed our policy and warrants that contain this certain contingent settlement provision are now accounted for as equity under ASC 815-40-15-7C through 15-7F and ASC 505. We concluded that accounting for our warrants as equity instruments is preferable under ASC 250, as equity classification better reflects the economic substance of the arrangement and enhances the clarity and consistency of our financial reporting. As a result of this change in accounting policy, all warrants issued prior to 2025, and certain warrants issued in 2025, that were previously accounted for as liability awards due to the certain contingent settlement provision now meet the equity classification criteria under ASC 815-40 and are classified as equity instruments. The effects of the change in accounting policy from warrant liabilities to equity have been retrospectively applied to all periods presented in these consolidated financial statements. See Note 2 and Note 5 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.

As a result of the change in accounting policy, we adjusted accumulated deficit, and additional paid-in capital to reverse previously recorded mark-to-market fair value changes of the liability-classified warrants.

Valuation of Warrant Liabilities

The fair value of the warrant liabilities is estimated using a Monte Carlo simulation model. This model is utilized due to certain features of the warrants, including path-dependent or market-based provisions, which cannot be appropriately valued using simpler option pricing models. The valuation model incorporates assumptions related to:

•	the market price of our common stock at the measurement date;

•	the contractual term of the warrants;

•	expected volatility of our common stock;

•	risk-free interest rates; and

•	expected dividend yield.

The risk-free interest rate is based on observed interest rates of zero-coupon U.S. Treasury instruments with maturities corresponding to the expected term of the warrants. Expected volatility represents the amount by which our stock price is expected to fluctuate over the expected life of the warrants.

Changes in the fair value of warrant liabilities are recorded as other income or expense in the consolidated statements of operations.

Allocation of Warrant Proceeds

For equity offerings during 2025 that included both common stock, equity-classified warrants, and warrants classified as liabilities, we allocated the proceeds first to the warrants based on their fair value at issuance, with the residual proceeds allocated to the equity instruments, including common stock and pre-funded warrants.

Stock-based compensation

Stock based compensation transactions are recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. We estimate the fair value of options granted using the Black-Scholes option valuation model (BSM), and the fair value of restricted stock units using the closing price of our common stock as reported on the date of grant. The Black-Scholes estimate uses assumptions regarding a number of inputs that require us to make significant estimates and judgments. Beginning in 2020, only the volatility of our stock was used in the BSM as we now have sufficient historic data in our stock price.

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

Recent accounting pronouncements

See Note 2 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for discussion regarding recent accounting pronouncements.

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

Management concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are a "non-accelerated filer."

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, or our certificate of incorporation or the bylaws, and (iv) any action asserting a claim against us governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or Securities Act.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, a court could find these provisions of our certificate of incorporation to be inapplicable or unenforceable in respect of one or more of the specified types of actions or proceedings, which may require us to incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

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

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to exhibit 3.1 of the Form S-1/A filed March 21, 2016)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed May 24, 2019)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed January 29, 2021)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed March 19, 2024)

3.5	Amendment to Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc., dated August 21, 2025 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 27, 2025)

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc., filed with the Secretary of State of the State of Delaware. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed November 28, 2025)

3.7	Amended and Restated Bylaws of Moleculin Biotech., Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed December 17, 2021)

4.1	Description of Registrant's Securities

4.2	Form of Common Warrant Agreement issued in December 2023 offering (incorporated by reference to Exhibit 4.2 of the Form 8-K filed December 21, 2023)

4.3	Form of Placement Agent Warrant issued in August 2024 offering (incorporated by reference to Exhibit 4.12 of the Form S-1/A filed August 15, 2024)

4.4	Form of Amended and Restated Series E Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed December 22, 2025)

4.5	Form of Amended and Restated Series F Warrant (incorporated by reference to Exhibit 4.2 of the Form 8-K filed December 22, 2025)

4.6	Form of Amended and Restated Series G Warrant (incorporated by reference to Exhibit 4.3 of the Form 8-K filed December 22, 2025)

4.7	Form of Series H Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 20, 2026)

10.1 **	Moleculin Biotech, Inc. Amended and Restated 2015 Stock Plan, as amended (incorporated by reference to Exhibit 4.5 of the Form S-8 file number 333-272814)

10.2	Rights Transfer Agreement between Moleculin Biotech, Inc. and AnnaMed, Inc. (incorporated by reference to exhibit 10.2 of the Form S-1/A filed March 21, 2016)

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

10.7	Rights Transfer Agreement between Moleculin Biotech, Inc. and IntertechBio Corporation dated August 11, 2015 (incorporated by reference to exhibit 10.10 of the Form S-1/A filed March 21, 2016)

10.8	Agreement and Plan of Merger between Moleculin Biotech, Inc. and Moleculin, LLC (incorporated by reference to exhibit 10.11 of the Form S-1/A filed March 21, 2016)

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

10.16 +	Amendment No. 3 to Patent and Technology License Agreement between the Parties dated April 2, 2012, dated May 20, 2020, entered into between the Company and the Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed August 12, 2020)

10.17 +	Amendment No. 4 to Patent and Technology License Agreement between the Parties dated April 2, 2012, dated June 15, 2021, entered into between the Company and the Board of Regents of The University of Texas System, on behalf of The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed August 12, 2021)

10.18 +	Patent And Technology License Agreement dated June 29, 2017 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.30 of the Form 10-K filed March 24, 2022)

10.19 +	Amendment No. 1 to the Patent And Technology License Agreement dated June 29, 2017 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.31 of the Form 10-K filed March 24, 2022)

10.20 +	Patent And Technology License Agreement dated December 2, 2021 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.32 of the Form 10-K filed March 24, 2022)

10.21 +	Patent And Technology License Agreement dated December 3, 2021 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.33 of the Form 10-K filed March 24, 2022)

10.22 +	Patent And Technology License Agreement dated February 3, 2022 by and between The Board of Regents of The University Of Texas System on behalf of The University Of Texas M. D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.34 of the Form 10-K filed March 24, 2022)

10.23 +	Patent and Technology License Agreement dated October 21, 2022 by and between The Board of The University Of Texas System on behalf of The University Of Texas M.D. Anderson Cancer Center and Moleculin Biotech, Inc. (incorporated by reference to Exhibit 10.27 of the Form 10-K filed March 22, 2023)

10.24	First Amendment to Commercial Lease Agreement (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed November 13, 2023)

10.25	Amended and Restated Employment Agreement between Moleculin Biotech, Inc. and Walter V. Klemp dated January 4, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed January 5, 2024)

10.26	Amended and Restated Employment Agreement between Moleculin Biotech, Inc. and Jonathan P. Foster dated January 4, 2024 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed January 5, 2024)

10.27	Employment Agreement between Moleculin Biotech, Inc. and Donald Picker dated January 4, 2024 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed January 5, 2024)

10.28 +	Moleculin Biotech, Inc. 2024 Stock Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 25, 2024)

10.29 +	Forms of award agreements under Moleculin Biotech, Inc. 2024 Stock Plan (incorporated by reference to Exhibit 99.2 of the Form S-8 filed September 10, 2025)

10.30	At The Market Offering Agreement, dated July 11, 2025, by and between Moleculin Biotech, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 of the Form 8-K filed July 11, 2025)

10.31	Form of Inducement Letter for holder of Series C warrants and Series D warrants (incorporated by reference to Exhibit 10.1 of the Form 8-K filed December 10, 2025)

10.32	Form of Inducement Letter for holders of certain Series F warrants (incorporated by reference to Exhibit 10.2 of the Form 8-K filed December 10, 2025)

10.33	Form of Warrant Amendment dated December 21, 2025 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed December 22, 2025)

10.34	Form of Inducement Letter dated February 19, 2026 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed February 20, 2026)

19	Moleculin Biotech, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 of the Form 10-K filed March 21, 2025)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed March 22, 2023)

23.1*	Consent of Grant Thornton, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Moleculin Biotech, Inc. Restatement Recoupment Policy (incorporated by reference to Exhibit 97 of the Form 10-K filed March 22, 2024)

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Denotes a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULIN BIOTECH, INC.

By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman

Date: March 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter V. Klemp	Chief Executive Officer and Chairman	March 18, 2026
Walter V. Klemp	(Principal Executive Officer)

/s/ Jonathan P. Foster	Executive Vice President and	March 18, 2026
Jonathan P. Foster	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert George	Director	March 18, 2026
Robert George

/s/ Michael Cannon	Director	March 18, 2026
Michael Cannon

/s/ John Climaco	Director	March 18, 2026
John Climaco

/s/ Elizabeth Cermak	Director	March 18, 2026
Elizabeth Cermak

/s/ Joy Yan	Director	March 18, 2026
Joy Yan

Moleculin Biotech, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Moleculin Biotech, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Moleculin Biotech, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred an accumulated deficit of $206.0 million since inception and has not generated any revenue from operations. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 2025 the Company changed its accounting policy related to the classification of certain outstanding warrants. The Company retrospectively applied this change by reclassifying certain warrants from liability to equity in the consolidated financial statements for all periods presented.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Change in Accounting Policy Related to the Classification of Warrants

As described further in Note 2 to the consolidated financial statements, during the year ended December 31, 2025, the Company changed its accounting policy for the classification of certain outstanding warrants. Management concluded that the warrants met the criteria for equity classification under the applicable accounting guidance and, as a result, reclassified the warrants from liability to equity.

The principal consideration for our determination that the change in accounting policy related to the classification of warrants is a critical audit matter is that it involved especially challenging and complex auditor judgement. In particular, the evaluation required significant judgment in assessing management's interpretation and application of the accounting guidance governing the classification of freestanding financial instruments, including the assessment of contractual terms and settlement provisions.

Our audit procedures related to the change in accounting policy for the classification of warrants included the following, among others: (1) we evaluated management's accounting policy memorandum and assessed whether the revised classification of the warrants as equity was appropriate under the applicable accounting guidance, including consideration of relevant interpretive guidance and prevailing practice; (2) we read and analyzed the warrant agreements and related amendments to evaluate contractual provisions affecting classification, including settlement terms, adjustment features, and contingencies; (3) we involved professionals with specialized accounting expertise to assist in evaluating management's conclusions regarding the appropriate classification of the warrants; and (4) we tested the accuracy and completeness of the retrospective adjustments recorded to reclassify the warrants from liability to equity, including recalculation of prior-period balances and the elimination of previously recognized fair value changes.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Fort Lauderdale, Florida

March 18, 2026

Moleculin Biotech, Inc.

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$8,878	$4,278
Prepaid expenses and other current assets	808	916
Total current assets	9,686	5,194
Furniture and equipment, net	78	159
Intangible assets	11,148	11,148
Other non-current assets	900	—
Operating lease right-of-use asset	314	424
Total Assets	$22,126	$16,925

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,508	$2,030
Accrued expenses and other current liabilities	3,346	3,329
Total current liabilities	6,854	5,359
Operating lease liability - long-term, net of current portion	222	358
Warrant liability	44	—
Total Liabilities	7,120	5,717

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 authorized shares, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 500,000,000 and 100,000,000 authorized shares as of December 31, 2025 and December 31, 2024, respectively, 3,199,228 and 135,155 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	3	—
Additional paid-in capital	220,997	183,693
Accumulated other comprehensive income (loss)	10	(41)
Accumulated deficit	(206,004)	(172,444)
Total stockholders' equity	15,006	11,208

Total liabilities and stockholders' equity	$22,126	$16,925

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$—	$—
Operating expenses:
Research and development	15,891	17,729
General and administrative	9,122	8,786
Depreciation and amortization	90	126
Total operating expenses	25,103	26,641

Loss from operations	(25,103)	(26,641)

Other income:
Gain from change in fair value of warrant liabilities	24,441	—
Loss on issuance of warrant liabilities	(30,962)	—
Transaction costs allocated to warrant liabilities	(1,407)	—
Loss on extinguishment of warrant liabilities	(614)	—
Other (expense) income, net	(20)	43
Interest income, net	105	550
Net loss	(33,560)	(26,048)

Warrant deemed dividend	(104)	—

Net loss available to common stockholders	$(33,664)	$(26,048)

Net loss per common share - basic and diluted	$(28.42)	$(189.14)
Weighted average common shares outstanding, basic and diluted	1,184,569	137,720

Comprehensive loss:
Net loss	$(33,560)	$(26,048)
Other comprehensive loss:
Foreign currency translation	51	(32)
Comprehensive loss	$(33,509)	$(26,080)

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(33,560)	$(26,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	126
Stock-based compensation	1,664	1,726
Change in fair value of warrant liabilities	(24,441)	—
Loss on issuance of warrant liabilities	30,962	—
Transaction costs allocated to warrant liabilities	1,407	—
Loss on extinguishment of warrant liabilities	614	—
Operating lease, net	(26)	103
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(792)	1,807
Accounts payable	1,330	(468)
Accrued expenses and other liabilities	17	(1,108)
Net cash used in operating activities	(22,735)	(23,862)
Cash flows from investing activities:
Purchase of fixed assets	—	(13)
Net cash used in investing activities	—	(13)
Cash flows from financing activities:
Proceeds from sale of common stock, pre-funded and common warrants and warrant inducement, net of issuance and transaction costs	25,765	4,660
Proceeds from exercise of warrants	1,527	1
Payment of tax liability for vested restricted stock units	(8)	(26)
Net cash provided by financing activities	27,284	4,635
Effect of exchange rate changes on cash and cash equivalents	51	(32)
Net increase (decrease) in cash and cash equivalents	4,600	(19,272)
Cash and cash equivalents, at beginning of year	4,278	23,550
Cash and cash equivalents, at end of year	$8,878	$4,278
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Reclassification of warrant liabilities to equity pursuant to warrant amendments	$16,653	$—
Equity warrants issued in relation to liability-classified warrant inducements	$6,213	$—
Offering costs included in accounts payable and accrued liabilities	$138	$—
Deemed dividend in connection with warrant amendment	$104	$—
Transaction costs related to the sale of common stock, pre-funded and common warrants	$—	$156

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands except for shares and per unit)

	Common Stock
	Shares	Par Value Amount	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2023	89,101	$—	$177,333	$(146,396)	$(9)	$30,928
Warrants exercised	30,555	—	—	—	—	—
Issued for cash - sale of common stock, pre-funded and common warrants, net of transaction costs	11,320	—	4,660	—	—	4,660
Reverse stock split	3,087	—	—	—	—	—
Common stock issued upon vesting of restricted stock units (net of shares withheld for tax)	819	—	(26)	—	—	(26)
Issuance of common stock in connection with consulting agreements	273	—	37	—	—	37
Stock based compensation	—	—	1,689	—	—	1,689
Cumulative translation adjustment	—	—	—	—	(32)	(32)
Net loss	—	—	—	(26,048)	—	(26,048)
Balance at December 31, 2024	135,155	$—	$183,693	$(172,444)	$(41)	$11,208
Warrant inducement and exercise of common stock warrants, net of transaction costs	1,926,121	3	17,471	—	—	17,474
Warrants exercised	561,982	—	548	—	—	548
Issued for cash - sale of common stock, pre-funded and common warrants	444,881	—	11	—	—	11
Issuance of common stock under at-the-market equity program, net of transaction costs	128,234	—	965	—	—	965
Issuance of common stock in connection with a consulting agreement	2,351	—	—	—	—	—
Common stock issued upon vesting of restricted stock units (net of shares withheld for tax)	796	—	(8)	—	—	(8)
Reverse stock split	(292)	—	—	—	—	—
Reclassification of warrant liabilities to equity pursuant to warrant amendment	—	—	16,653	—	—	16,653
Warrant deemed dividend	—	—	104	—	—	104
Deemed dividend in connection with warrant amendment	—	—	(104)	—	—	(104)
Stock based compensation	—	—	1,664	—	—	1,664
Cumulative translation adjustment	—	—	—	—	51	51
Net loss	—	—	—	(33,560)	—	(33,560)
Balance at December 31, 2025	3,199,228	$3	$220,997	$(206,004)	$10	$15,006

See accompanying notes to these consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Consolidated Financial Statements

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015. MBI is a late-stage pharmaceutical development company currently conducting a pivotal Phase 2B/3 trial evaluating Annamycin, also known by its non-proprietary name "naxtarubicin", in combination with cytarabine for the treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). The Company has two additional portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded primarily by investigators at academic institutions.

Each of its three core technologies is based substantially on discoveries at, or in conjunction with and with rights originating from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas, and features one or more drugs that have successfully completed a Phase 1 clinical trial. Three of its drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. Since MBI’s inception, its drugs have completed, are in planning, are currently in, or have been permitted to proceed in, eighteen clinical trials. Annamycin, in a unique multilamellar lipid formulation, is the Company’s lead molecule, and in 2024 MBI has concluded treatment in several Phase 1B/2 clinical trials for treating AML and in March 2025 began treating subjects in its Phase 2B/3 clinical trial for the treatment of R/R AML. The latter is the main focus the Company’s management and resources. Annamycin was in two closed or concluded Phase 1B/2 clinical trials for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), with one physician-sponsored. The Company announced in 2025 a physician-sponsored trial for Annamycin for the treatment of pancreatic cancer intended to begin in the second half of 2026. Additionally, there is another phase 1B/2 clinical trial that is physician sponsored which is investigating using WP1066 in combination with radiation for the treatment of glioblastoma, a form of brain cancer, with another similar trial planned within the next year for pediatric brain tumors.

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

On May 23, 2025, the Company received a letter from Nasdaq Stock Market LLC notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), which requires a minimum of $2.5 million in stockholders’ equity. The letter also noted that the Company did not meet the alternative compliance standards of market value of listed securities or net income from continuing operations under the Equity Rule. The notification had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and the Company was provided 45 calendar days to submit a plan to regain compliance. The Company’s compliance plan was subsequently accepted, and the Nasdaq staff granted an extension of up to 180 calendar days, through November 19, 2025, to demonstrate compliance.

On June 27, 2025, the Company received an additional deficiency letter from the staff of Nasdaq indicating that, for the previous 30 consecutive business days, the closing bid price of the Company’s common stock had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

On November 20, 2025, the Company received a delisting determination letter from Nasdaq stating that the Company had not regained compliance with the Equity Rule within the permitted timeframe. The Company subsequently requested a hearing before a Nasdaq hearing panel (the “Panel”) to appeal the delisting determination.

On December 15, 2025, the Company received a letter from Nasdaq confirming that the Company had regained compliance with the Bid Price Rule because the closing bid price of the Company’s common stock was $1.00 per share or greater for the 10 consecutive business days from December 1, 2025 through December 12, 2025. Accordingly, this matter was closed.

On January 6, 2026, Nasdaq informed the Panel that the Company had regained compliance with the Equity Rule and that the Company was in compliance with all applicable continued listing standards. As a result, the hearing before the Panel was cancelled.

2. Basis of presentation, principles of consolidation and significant accounting policies

Reverse Stock Split - On December 1, 2025, pursuant to authority granted by our stockholders, the Company effected a 1-for-25 reverse stock split of our common stock and the filing of an amendment to our amended and restated certificate of incorporation to effectuate the reverse stock split. The amendment provides that, every twenty-five shares of our issued and outstanding common stock will automatically be combined into one issued and outstanding share of common stock, without any change in par value per share, which will remain at $0.001. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in the Form 10-K may be slightly different than previously reported due to rounding up of fractional shares as a result of the reverse stock split.

Change in Accounting Policy – During the year ended December 31, 2025, the Company changed its accounting policy related to the classification of certain outstanding warrants. Prior to the change in accounting policy, the Company's policy was to account for warrants with a certain contingent settlement provision as liability warrants, initially measuring them at fair value on the date of issuance. The warrants were previously remeasured at fair value at the end of each reporting period, with the related liability reflected on the Company's balance sheet. The changes in fair value during each previous reporting period were recognized as a gain (loss) from change in fair value of warrant liability in the Company's condensed consolidated statement of operations. The Company changed its policy and warrants that contain this certain contingent settlement provision are now accounted for as equity under ASC 815-40-15-7C through 15-7F and ASC 505. The Company concluded that accounting for its warrants as equity instruments is preferable under ASC 250, as equity classification better reflects the economic substance of the arrangement and enhances the clarity and consistency of the Company's financial reporting. As a result of this change in accounting policy, all warrants issued prior to 2025, and certain warrants issued in 2025, that were previously accounted for as liability awards due to the certain contingent settlement provision now meet the equity classification criteria under ASC 815-40 and are classified as equity instruments. The effects of the change in accounting policy from warrant liabilities to equity have been retrospectively applied to all periods presented in these consolidated financial statements. Subsequent to the change in accounting policy, certain warrants will continue to be classified as liabilities, as these instruments contain features other than the certain contingent settlement provision that previously resulted in liability classification, which preclude equity classification under applicable accounting guidance. See also Note 5 - Warrants and Equity.

As a result of the change in accounting policy, the Company adjusted accumulated deficit, and additional paid-in capital to reverse previously recorded mark-to-market fair value changes of the liability-classified warrants. Accumulated deficit as of January 1, 2024, changed from $131.6 million, as reported under the liability classification, to $146.4 million under the equity classification.

The following financial statement line items were impacted by the change in accounting policy, as shown in the table below (in thousands, except for net loss per common share):

	December 31, 2024
	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change
Consolidated Balance Sheets
Warrant liability	$5,229	$—	$(5,229)
Total liabilities	10,946	5,717	(5,229)
Additional paid-in capital	159,387	183,693	24,306
Accumulated deficit	(153,367)	(172,444)	(19,077)
Total stockholders' equity	5,979	11,208	5,229
Total liabilities and stockholders' equity	$16,925	$16,925	$-

	Year Ended
	December 31, 2024
	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change
Consolidated Statement of Operations
Gain from change in fair value of warrant liability	$6,125	$—	$6,125
Transaction costs allocated to warrant liabilities	(993)	—	(993)
Loss on issuance of warrant liabilities	(847)	—	(847)
Net loss	(21,763)	(26,048)	4,285
Net loss per common share - basic and diluted	(158.02)	(189.14)	31.12
Other comprehensive income	$(21,795)	$(26,080)	$4,285

	Year Ended
	December 31, 2024
	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change
Consolidated Statement of Cash Flows
Net loss	$(21,763)	$(26,048)	$4,285
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	(6,125)	—	(6,125)
Loss on issuance of warrant liabilities	847	—	847
Transaction costs allocated to warrant liabilities	993	—	993
Net cash used in operating activities	$(23,862)	$(23,862)	$—

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

Going Concern and Liquidity - These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations and the attainment of profitable operations. As of  December 31, 2025, the Company had an accumulated deficit of $206.0 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $8.9 million as of  December 31, 2025, along with $8.3 million in gross proceeds via our financing activities during the first quarter of 2026, is not sufficient to fund its planned operations for a period of at least one year from when these consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to seek additional funding through one or more of the following: a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. There can be no assurance that such events or a combination thereof can be achieved.

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

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid insurance	$512	$554
Vendor prepayments and deposits	278	331
Prepaid sponsored research	11	11
Non-trade receivables	7	20
Total prepaid expenses and other current assets	$808	$916

Furniture and equipment - Furniture and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line depreciation method as follows:

Years
Leasehold improvements	Shorter of estimated useful lives or the term of the lease
Computer equipment	2
Software	3
Machinery and equipment	2 to 5
Furniture and office equipment	2 to 7

Depreciation expense was $0.1 million for each of the years ended December 31, 2025 and 2024. Accumulated depreciation was $1.1 million and $1.0 million as of December 31, 2025 and 2024, respectively.

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

Other non-current assets - In May 2025, the Company provided a $0.9 million deposit in connection with the MB-108 clinical trial, a Phase 2B/3 pivotal study evaluating treatment for relapsed or refractory acute myeloid leukemia in the second-line setting. This deposit is expected to be held as a prepayment through the anticipated completion of the study in 2029 and, accordingly, has been classified as a non-current asset.

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

Fair Value of Financial instruments -The Company’s financial instruments consist primarily of non-trade receivables, accounts payable, accrued expenses, and a warrant liability. The carrying amounts of non-trade receivables, accounts payable, and accrued expenses approximate their fair values due to the short-term maturities of these instruments. The Company’s financial assets and liabilities measured at fair value on a recurring basis include the fair value of its warrant liability, which is discussed further in Note 5.

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

The following table provides the financial assets and liabilities reported at fair value and measured on a recurring basis at December 31, 2025 and 2024 (in thousands):

Description	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Fair value of warrant liability:
December 31, 2025	$44	$—	$—	$44
December 31, 2024	$—	$—	$—	$—

 The following table provides a summary of changes in fair value associated with the Level 3 liabilities for the years ended December 31, 2025 and 2024 (in thousands):

Warrant Liability Long-Term
December 31, 2023	$—
Issuances of warrants	—
Change in fair value - net	—
December 31, 2024	$—
Issuances of warrants	46,737
Change in fair value - net	(24,441)
Loss on extinguishment of warrant liabilities	614
Equity warrants issued in relation to liability-classified warrant inducement	(6,213)
Reclassification of warrant liabilities to equity pursuant to warrant amendment	(16,653)
December 31, 2025	$44

The table above presents a rollforward of the Company’s Level 3 liabilities, beginning with the fair value as of December 31, 2023 and reflecting changes in fair value and other activity during the years ended December 31, 2025 and 2024. The ending balance of these Level 3 financial instruments represents management’s estimate of fair value at the respective reporting date. Because these instruments are not actively traded, their valuations are based on significant unobservable inputs and are not derived from observable market prices. Accordingly, the estimated values may differ from amounts that could be realized in an immediate settlement.

The Company estimates the fair value of its outstanding warrant liabilities using a Monte Carlo simulation model, as the warrants provide holders with the right, but not the obligation, to purchase the Company’s common stock at a contractual exercise price. This valuation technique incorporates significant unobservable inputs, including the Company’s stock price, expected volatility, the risk-free interest rate, and the expected term at each measurement date. Accordingly, the warrant liabilities are classified within Level 3 of the fair value hierarchy.

The valuation of these instruments is inherently subjective and involves the use of significant estimates and assumptions. Changes in these inputs, including those resulting from factors outside of the Company’s control, such as market conditions or a potential change in control, could result in significant fluctuations in the estimated fair value of the warrant liabilities. Such changes may result in material non-cash gains or losses recognized in the Company’s statements of operations in future periods.

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

Stock-based Compensation - Stock-based compensation expense includes the estimated fair value of equity awards vested or expected to vest during the reporting period. The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, modifications to existing stock options, and equity classified warrants to be recognized in the consolidated statements of operations based on their grant date fair values. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. The grant-date fair value of restricted stock awards is determined based on the closing price of the Company’s common stock on the date of grant (or, if the grant date is not a business day, the closing price on the preceding business day). The grant-date fair value of equity-classified warrants is estimated using a Monte Carlo simulation model, which incorporates significant assumptions, including expected volatility, expected term, risk-free interest rate, and the contractual terms of the warrants, including potential path-dependent features. The awards are subject to service vesting conditions. Compensation expense related to stock-based awards with service-based vesting conditions is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting period, based on the grant-date fair value of the award. The Company recognizes forfeitures as they occur. Compensation expense related to stock-based awards with performance-based vesting conditions is recognized based on the grant-date fair value of the award when it is probable that the performance condition will be achieved and is adjusted for changes in the probability of achievement until the performance condition is satisfied

Net Loss Available to Common Stockholders - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock were considered to be common stock equivalents. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the years ended December 31, 2025, and 2024, approximately 2.6 million and 0.4 million (taking into account the reverse stock splits we have completed) of potentially dilutive shares were excluded from the computation of diluted loss per share due to their antidilutive effect.

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies the applicability of interim reporting guidance, the form and content of interim financial statements, and the related disclosure requirements. The amendments are intended to improve the organization and consistency of interim reporting guidance and do not change the fundamental nature of interim reporting or expand or reduce existing disclosure requirements. The ASU is effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance; however, the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In December 2023, the FASB issued Accounting Standards Update, or ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for the annual periods beginning after the year ended December 31, 2024. The Company adopted ASU 2023-09 as of January 1, 2025, and it has included the necessary disclosures in this Annual Report on Form 10-K.

There are no other effective pronouncements, or pronouncements issued but not yet effective, which if adopted, would have a material effect on the accompanying financial statements.

3. Intangible Assets

In conjunction with its acquisition of Moleculin, LLC in 2016, the Company recognized an intangible asset for acquired in-process research and development (IPR&D) related to the acquired WP1066 portfolio. As the Company's WP1066 portfolio is currently in development, the Company’s IPR&D intangible asset will not be amortized until development is complete. If the associated research and development effort is abandoned, the Company’s IPR&D intangible asset will be written-off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. IPR&D was $11.1 million as of December 31, 2025 and 2024, respectively.

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities at December 31, 2025 and 2024 consist of the following components (in thousands):

	December 31,
	2025	2024
Accrued payroll and bonuses	$1,821	$1,817
Accrued research and development	1,117	988
Accrued legal, regulatory, professional and other	271	404
Operating lease liability - current	137	120
Total accrued expenses and other current liabilities	$3,346	$3,329

5. Warrants and Equity

Warrant and Stock Issuances

On December 21, 2025, the Company entered into separate warrant amendment agreements (collectively, the “Warrant Amendment”) with the holders of its Series E, Series F, and Series G warrants (each as defined below, and collectively, the “Warrants”). Pursuant to the Warrant Amendment, the exercise prices of the Warrants were reduced to $3.90 per share (which were subsequently further adjusted as described in Note 9 below). In addition, the Series E and Series F warrants were amended to eliminate certain price adjustment provisions and to revise the definition of “Black-Scholes Value". The revised definition of Black-Scholes Value modified the expected volatility input used in the Black-Scholes option pricing model by eliminating the use of 30-day and 365-day historical volatility measures and limiting the volatility input to the greater of (i) 100-day historical volatility, as obtained from Bloomberg, or (ii) 100%. All other inputs to the Black-Scholes model, including the risk-free interest rate, underlying stock price, expected term, and cost of borrowing, remained unchanged. As a result of the Warrant Amendment, the Company determined that the Series E and Series F warrants qualified for equity classification prospectively under applicable accounting guidance. Accordingly, upon the effectiveness of the Warrant Amendment, the Series E and Series F warrants were reclassified from liability to equity. In connection with the reclassification, the Company remeasured the Series E and Series F warrant liabilities to fair value immediately prior to reclassification, resulting in the recognition of a $24.4 million gain in the consolidated statement of operations. The Company then reclassified approximately $16.0 million of Series E and Series F warrant liabilities to additional paid-in capital. In addition, the Company recorded a loss on extinguishment of warrant liabilities of $0.6 million and a warrant-related deemed dividend of $0.1 million, which was recorded within additional paid-in capital and recognized as a reduction to income available to common stockholders.

On December 9, 2025, the Company entered into warrant exercise inducement agreements with holders of certain outstanding Series C, Series D and Series F warrants, pursuant to which such holders agreed to exercise warrants to purchase an aggregate of 1,044,329 shares of the Company’s common stock at reduced or existing exercise prices in exchange for the issuance of Series G warrants to purchase up to 2,610,823 shares of common stock, representing 250% of the shares underlying the exercised warrants, with a five-year exercise term. The Company received gross proceeds of approximately $6.8 million from the warrant exercises. Pursuant to ASC 815, and in accordance with the Company’s accounting policy, the Company determined that Series G warrants met the criteria for equity classification as of their issuance date.

In August 2025, the Company entered into a warrant exercise inducement offer letter with holders of certain existing warrants pursuant to which the holders agreed to exercise Series E warrants to purchase up to 648,649 shares of common stock with an exercise price of $9.25 per share in exchange for the Company issuing new Series F warrants to purchase 2,594,595 shares of the Company's common stock. Each Series F warrant had an exercise price of $13.75 per share and is exercisable as of the date of issuance to October 16, 2030. The Company received gross proceeds of $6.0 million. In addition, during August and September 2025, 119,848 shares of Series E warrants were exercised for $1.1 million. Upon issuance the Series F warrants were initially classified as liability warrants. Pursuant to the Warrant Amendment described above, the Series F warrants were equity-classified as of December 21, 2025.

In June 2025, the Company closed a public offering of (i) 398,881 shares of the Company’s common stock; (ii) pre-funded warrants to purchase up to an aggregate of 244,319 shares of common stock; and (iii) Series E warrants to initially purchase up to an aggregate of 1,929,600 shares of common stock (of which Series E warrants to purchase 649,649 shares of common stock were exercised as described in the above paragraph). The combined purchase price for the securities was $9.25 per share of common stock (or pre-funded warrant in lieu thereof). Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.025 per share. All of the pre-funded warrants were exercised during the three months ended June 30, 2025. Each Series E warrant had an initial exercise price of $9.25 per share (which was subsequently adjusted as described in Note 9 below) and became exercisable beginning on the effective date of stockholder approval on August 18, 2025, at the Company's Annual Meeting. The Company also received approval at the Annual Meeting to increase its authorized shares of common stock to 500,000,000, such that it can issue all shares of common stock required under the Series E warrants upon any future adjustments to the exercise price of the Series E warrants. The Series E warrants provide that if, while the Series E warrants are outstanding, the Company sells any common stock and/or common stock equivalents other than in connection with certain exempt issuances (as defined in the Series E warrant agreement), at a purchase price per share less than the exercise price of the Series E warrants in effect immediately prior to such sale, then immediately after such sale the exercise price of the Series E warrants then in effect will be reduced to an amount equal to such new issuance price, and, the number of shares issuable upon exercise of the Series E warrants will be proportionately adjusted such that the aggregate price will remain unchanged, subject to the floor price of $3.00 (Down Round Feature). The Series E warrants expire on August 18, 2030. As of November 10, 2025, the Company had received gross proceeds of $7.5 million and may receive up to an additional approximately $10.3 million in gross proceeds if the Series E warrants are fully exercised for cash. Proceeds of offerings are allocated between common shares and Series E warrants first by allocating to the Series E warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments, which would include pre-funded warrants. The fair value of the Series E warrants was $16.3 million on the issuance date. Because the fair value of the liability classified warrants issued in the June 2025 offering exceeded the total proceeds, no consideration was allocated to the common stock or pre-funded warrants. The full proceeds from the June 2025 offering were recorded as warrant liabilities, and the Company recognized a $10.4 million loss on the issuance of the Series E warrants. The Company also incurred $1.2 million in transaction costs related to the June 2025 public offering. Pursuant to the Warrant Amendment, 2,628,175 of the Company’s 2,642,420 outstanding Series E warrants were reclassified from warrant liabilities to equity as of December 21, 2025.

In February 2025, the Company entered into a securities purchase agreement with an institutional investor for the sale by the Company of 46,000 shares of common stock, and 84,841 pre-funded warrants to purchase shares of common stock, and Series D warrants to purchase up to 261,722 shares of common stock. The combined purchase price for the securities was $26.75 per share of common stock (or pre-funded warrant in lieu thereof). Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.025 per share. All of the pre-funded warrants were exercised during the three months ended March 31, 2025. Each Series D warrant will expire five years from the initial exercise date. The Company received gross proceeds of $3.5 million. Based on the change in accounting policy as noted in Note 2, these Series D warrants are classified within equity for all periods presented within these consolidated financial statements.

In February 2025, the Company entered into a warrant exercise inducement offer letter with a holder of certain existing warrants to receive new warrants to purchase up to a number of shares of common stock equal to 200% of the number of warrant shares issued pursuant to the exercise of such existing warrants to purchase up to 233,143 shares of common stock pursuant to which the holder agreed to exercise for cash their existing warrants at a reduced exercise price of $25.00 in exchange for the Company's agreement to issue the inducement warrants to purchase up to 466,286 shares (Series C warrants) of the Company's common stock. Each Series C warrant had an exercise price of $18.75 and was exercisable as of the date of issuance and may be exercised for a period of five years. The Company received gross proceeds of $5.8 million. Total gross proceeds received in the two February 2025 transactions were $9.3 million. Based on the change in accounting policy as noted in Note 2, these Series C warrants are classified within equity for all periods presented within these consolidated financial statements.

Other Components of Equity and Share Issuances

During the years ended December 31, 2025 and 2024, the Company issued 2,351 and 273 shares of common stock, respectively, to consultants for services provided and 796 and 819 shares, respectively, upon the vesting of restricted stock units (“RSUs”). In February 2026, the Company issued 1,997 shares of common stock upon the vesting of RSUs that vested during the fourth quarter of 2025.

Preferred Stock

The Company's certificate of incorporation authorizes the Company to issue these shares in one or more series, to determine the designations and the powers, preferences and relative, participating, optional or other special rights and the qualifications, limitations and restrictions thereof, including the dividend rights, conversion or exchange rights, voting rights (including the number of votes per share), redemption rights and terms, liquidation preferences, sinking fund provisions and the number of shares constituting the series. No preferred stock was issued or outstanding as of  December 31, 2025.

At Market Issuance Sales Agreement (ATM)

On December 31, 2025, the Company increased the maximum aggregate gross sales price of the Company’s common stock that may be offered, issued and sold under a certain At Market Offering Agreement (2025 ATM Agreement) with Roth Capital Partners, LLC (Roth), which the Company initially entered into in July 2025, from $6.5 million to $8.2 million. Pursuant to the terms of the 2025 ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $8.2 million from time to time through or to Roth, acting as sales agent or principal. Roth may sell shares of the Company’s common stock in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and either party may terminate the 2025 ATM Agreement upon two business days’ notice.

The Company has agreed to pay Roth a commission equal to 3.0% of the gross proceeds from any shares of common stock sold under the 2025 ATM Agreement, in addition to reimbursing certain expenses. The 2025 ATM Agreement will terminate upon the sale of shares having an aggregate offering price equal to the maximum amount authorized under the agreement. During the fourth quarter of 2025, the Company sold 1,130,420 shares of common stock pursuant to the 2025 ATM Agreement for gross proceeds of approximately $1.1 million.

Warrant Background

Upon its issuance of warrants to purchase shares of common stock, the Company evaluates the terms of the warrant issue to determine the appropriate accounting and classification of the warrant issue pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity, FASB ASC Topic 505, Equity, FASB ASC 815, Derivatives and Hedging, and ASC 718, Compensation - Stock Compensation. Warrants that meet the criteria for liability classification under ASC 480, or that do not meet the criteria for equity classification under ASC 815 due to exercise contingencies, settlement provisions, or other contractual terms, are accounted for as derivative liabilities.

Liability classified warrants are measured at fair value on the date of issuance and remeasured at fair value at each reporting date in accordance with FASB ASC 820, Fair Value Measurement (ASC 820), and are presented as warrant liabilities on the Company’s consolidated balance sheet. Changes in the fair value of warrant liabilities are recognized as gains or losses from changes in fair value of warrant liabilities in the Company’s consolidated statement of operations.

Equity-classified warrants issued to non-employees in exchange for services are accounted for in accordance with ASC 718, which requires stock-based compensation to be recognized in the consolidated statements of operations based on the warrants’ grant-date fair value. For further information, see Note 2, Basis of Presentation, Principles of Consolidation and Significant Accounting Policies—Stock-Based Compensation.

At December 31, 2025 and 2024, the Company has the following warrants outstanding:

	Number of Shares Under Outstanding Warrants at December 31, 2025	Number of Shares Under Outstanding Warrants at December 31, 2024	Weighted Average Exercise Price at December 31, 2025	Remaining Contractual Life at December 31, 2025 (Years)
Liability Classified Warrants (1)
Issued June 2025	14,240	-	$3.90	4.6
Balance outstanding	14,240	—	$3.90	4.6

Equity Classified Warrants
Issued February 2020	-	2,707	$-	-
Issued December 2020	-	22	-	-
Issued April 2021	191	191	1,361.25	0.3
Issued August 2021	667	667	1,155.00	5.6
Issued June 2022	134	134	558.75	6.5
Issued September 2022	667	667	465.00	6.7
Issued June 2023	401	401	225.00	7.5
Issued August 2023	267	267	232.50	7.6
Issued December 2023	1,743	37,573	240.00	3.0
Issued March 2024	134	134	228.75	8.2
Issued August 2024	4,936	268,202	69.68	3.6
Issued October 2024	1,440	1,440	59.00	8.8
Issued January 2025	4,000	-	41.00	9.0
Issued February 2025	18,206		32.03	4.1
Issued June 2025	2,628,180	-	3.90	4.6
Issued July 2025	8,000	-	13.75	9.5
Issued August 2025	2,278,237	-	10.87	4.8
Issued September 2025	14,000	-	10.75	9.7
Issued November 2025	16,000	-	12.25	9.9
Issued December 2025	2,610,823	-	3.90	4.9
	7,588,026	312,405	$6.44
Balance outstanding	7,602,266	312,405	$6.43

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

Liability Classified Warrants

The Company applies a Monte Carlo simulation model to appropriately reflect the impact of the Down Round Feature to the Series E Warrants. The risk-free interest rate assumption is based upon observed interest rates on zero coupon US Treasury bonds linearly interpolated to obtain a maturity period commensurate with the term of the warrants. Estimated volatility is a measure of the amount by which the Company's stock price is expected to fluctuate each year during the expected life of the warrants.

The assumptions used in determining the fair value of the Company’s outstanding liability classified warrants as of December 31, 2025 are as follows:

December 31, 2025
Risk-free interest rate	3.63%
Volatility	114.3%
Expected life (years)	4.6
Dividend yield	—%

During the year ended December 31, 2025, the exercise price and number of shares underlying certain warrants were adjusted pursuant to the anti-dilution provisions of the warrant agreements. These adjustments were triggered by the Company’s reverse stock split and the issuance of common stock and common stock equivalents at prices below the then-current exercise prices of such warrants. In the aggregate, these adjustments increased the number of shares underlying the affected warrants by 1,528,326 shares. The resulting changes are reflected in the warrant activity rollforward below.

	Number of Shares	Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Exercise Price	Life (Years)
Balance at January 1, 2025	—	$—	-
Granted	4,768,525	$3.76	4.70
Adjustment from anti-dilution provisions	1,528,326	$3.90	4.60
Exercised	(1,376,194)	$3.42	4.63
Reclassification of warrant liabilities to equity pursuant to warrant amendments	(4,906,417)	$3.90	4.69
Balance at December 31, 2025	14,240	$3.90	4.60
Exercisable at December 31, 2025	14,240	$3.90	4.60

For a summary of the changes in fair value associated with the Company's warrant liability for the years ended December 31, 2025 and 2024, see Note 2. Basis of presentation, principles of consolidation and significant accounting policies – Fair Value of Financial Instruments.

Equity Classified Warrants

A summary of the Company's equity classified warrant activity during the year ended December 31, 2025 and related information follows:

	Number of Shares	Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Exercise Price	Life (Years)
Balance at January 1, 2025	312,405	$47.11	7.85
Granted	3,485,852	$7.79	4.93
Exercised	(1,111,909)	$19.40	5.66
Expired warrants	(4,739)	$1,365.85	4.10
Reclassification of warrant liabilities to equity pursuant to warrant amendments	4,906,417	$3.90	4.69
Balance at December 31, 2025	7,588,026	$4.34	4.79
Exercisable at December 31, 2025	4,943,149	$6.43	4.69

The Company’s equity awards granted during the year ended December 31, 2025 primarily consisted of Series C and Series D warrants granted during the quarter ended March 31, 2025, Series G warrants issued in connection with the Company’s warrant exercise inducement in December 2025, and Series E and Series F warrants that were reclassified to equity upon execution of the Warrant Amendment in December 2025. Equity awards exercised during the year ended December 31, 2025 primarily consisted of the exercise of Series A, B, C, D, E and F warrants.

In September 2025, the Company granted equity classified warrants to purchase up to 14,000 shares of the Company’s common stock with a ten year term and an exercise price of $10.75 per share. These warrants vest annually over four years, subject to continued service. In July 2025, the Company issued 8,000 equity-classified warrants to a consultant, of which 4,000 vested immediately and 4,000 vest upon the execution of a letter of intent or the closing of a licensing transaction with a value of $10.0 million or more. In January 2025, the Company granted equity classified warrants to two consultants to purchase up to 2,000 shares of common stock each, with a ten-year term and an exercise price of $41.00 per share. Of these warrants, 2,000 vest upon the performance of specified services and the remaining 2,000 vest annually over four years.

In October 2024, the Company issued equity classified warrants to consultants to purchase up to 1,440 shares of common stock. Of these warrants, 1,200 vest annually over four years, 200 vest monthly over three years, and 40 vested immediately upon issuance. In March 2024, the Company granted equity classified warrants to purchase up to 133 shares of common stock with a ten year term and an exercise price of $228.75 per share. These warrants vest annually over four years, subject to continued service.

6. Stock Based Compensation

Stock Plan, Stock-based Compensation and Outstanding Awards

In October 2024, the Company’s Board of Directors approved the Moleculin Biotech, Inc. 2024 Equity Incentive Plan (the “2024 Stock Plan”), which replaced the Company’s 2015 Stock Plan. The 2024 Stock Plan provides for the grant of stock options, stock awards, stock unit awards, and stock appreciation rights to employees, non-employee directors, and consultants of the Company.

All share and per share amounts presented herein reflect the effect of the Company’s 1-for-25 reverse stock split completed on December 1, 2025.

As initially approved, 40,000 shares of the Company’s common stock were reserved for issuance under the 2024 Stock Plan. In August 2025, the Company’s stockholders approved an amendment to the 2024 Stock Plan to increase the number of shares authorized for issuance from 40,000 shares to 280,000 shares of the Company’s common stock. As of December 31, 2025, there were 22,105 shares available for future issuance under the 2024 Stock Plan.

Stock-based compensation expense for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
General and administrative	$1,181	$1,310
Research and development	483	416
Total stock-based compensation	$1,664	$1,726

Each of the Company’s stock-based compensation arrangements are discussed below.

Stock Options

Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards generally have a 10-year contractual term and vest over a 4-year period for employees and over a 1 to 3-year period for directors from the grant date on a straight-line basis over the requisite service period. The grant-date fair value of stock options is determined using the Black-Scholes option-pricing model (BSM). Additionally, the Company’s stock options provide for full vesting of unvested outstanding options, in the event of a change of control of the Company.

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.8%	4.0% to 4.5%
Volatility	111.8% to 116.8%	89.1% to 98.9%
Expected life (years)	6.25	5.1 to 6.3
Expected dividend yield	—%	—%

Stock option activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	31,381	$375.75	$490.00	7.5	$—
Granted	161,860	$9.54	$11.72
Forfeited	(1,204)	$59.13	$73.19
Expired	(183)	$1,207.64	$1,541.48
Outstanding, December 31, 2025	191,854	$68.57	$88.89	9.5	$—
Exercisable, December 31, 2025	14,059	$741.35	$974.40	7.0	$—

Options granted during 2025 and 2024 have an aggregated grant date fair value of $1.5 million and $1.1 million, respectively, that was calculated using the Black-Scholes option-pricing model. At December 31, 2025, total compensation cost not yet recognized was $2.5 million and the weighted average period over which this amount is expected to be recognized is 3.9 years. The aggregate fair value of options vested was $1.1 million and $1.2 million in the years ended December 31, 2025 and 2024, respectively.

The Company recorded stock compensation expense for the non-employee consulting agreements of $88,000 and $120,000 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, there was $8,000 of unrecognized stock compensation expense related to the Company's equity-classified warrants.

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

RSU activity for the year ended  December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested Shares, December 31, 2024	13,361	$117.62	2.5
Granted	—	$—	-
Vested	(3,730)	$165.74	2.3
Unvested Shares, December 31, 2025	9,631	$98.99	2.6

As of December 31, 2025, total compensation cost for RSUs not yet recognized was $0.7 million and the weighted average period over which this amount is expected to be recognized is 2.6 years.

Performance-Based Restricted Stock Units

Performance-based restricted stock units (PSU) are granted primarily to our executive officers and only vest when specific conditions are met based on pre-established performance goals for the Company. PSUs are expensed only when meeting those conditions are deemed probable.

PSU activity for the year ended  December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested Shares, December 31, 2024	2,935	$321.90	8.8
Granted	62,000	$12.25	9.9
Unvested Shares, December 31, 2025	64,935	$26.25	9.9

As of December 31, 2025, total compensation cost for PSUs not yet recognized was $1.7 million. The weighted average remaining contract term for these awards is 9.9 years.

In November 2025, the Company granted 62,000 PSUs to executive officers. Each PSU vests in equal tranches upon the achievement of specified clinical and operational milestones related to the Company’s MIRACLE clinical trial, including patient enrollment thresholds, achievement of defined clinical data outcomes, and advancement to subsequent study phases. Vesting of each tranche is subject to certification by the Company’s board of directors or its compensation committee. Stock-based compensation expense for these performance-based awards is recognized when achievement of the applicable performance conditions is considered probable, based on management’s best estimates, which incorporate the inherent risks and uncertainties associated with achieving the underlying milestones. As of the issuance date and through December 31, 2025, none of the performance conditions were considered probable; accordingly, no compensation expense was recognized for these performance-based vesting awards.

In December 2023, the Company granted 2,935 PSUs to executive officers. Each PSU will vest upon the first of the following to occur: (a) a licensing transaction with a valuation, at the time, in excess of $150 million, which valuation shall be determined by the Board; (b) the filing of a new drug application; or (c) upon a Change in Control (as defined in the Plan), in each case subject to the respective executive officer's continued service with the Company as of each such vesting date. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones. As of the date of issuance and through December 31, 2025, none of the performance goals were deemed probable, and as a result, no expense was recognized for these performance-based vesting awards.

7. Income Taxes

The provision for income taxes consists of the following components (in thousands):

Year Ended December 31,
	2025	2024
Current expense (benefit):
Federal	$—	$—
State	—	—
Foreign	—	—
Current income tax benefit	—	—
Deferred expense (benefit):
Federal	—	—
State	—	—
Foreign	—	—
Deferred income tax expense	—	—
Total	$—	$—

The following summarizes activity related to the Company’s valuation allowance (in thousands):

	Year Ended December 31,
	2025	2024
Valuation allowance at beginning of period	$38,637	$32,308
Change charged to expense (income)	5,032	6,329
Release of valuation allowance	—	—
Valuation allowance at end of period	$43,669	$38,637

The domestic and foreign components of the Company's loss before tax provision for the years ended December 31, 2025 and 2024, were as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(33,496)	$(25,865)
Foreign	(64)	(183)
Loss before taxes	$(33,560)	$(26,048)

The following summarizes the Company’s cash taxes paid by jurisdiction (in thousands):

Year Ended December 31,
	2025	2024
Federal	$—	$—
State	—	—
Foreign	—	—
Total taxes paid	$—	$—

A reconciliation of the income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Federal tax (benefit) at statutory rate	$(7,034)	21.0%	$(5,431)	21.0%
State and local income Taxes	—	-	(34)	-
Foreign tax effects	—	-	—	-
Change in tax laws and rates	—	-	—	-
Effects of cross-border tax laws	—	-	—	-
Federal tax credits	—	-	—	-
Domestic change in valuation allowance	5,288	(16.0)	5,672	(21.8)
Nontaxable or nondeductible items
Stock warrant costs	1,498	(4.0)	(387)	1.5
Other permanent differences	74	-	60	(0.2)
Other items	174	(1.0)	120	(0.5)
Total tax (expense) benefit	$—	-%	$—	(0.0)%

The principal components of the Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Start-up costs	$13,851	$11,792
Federal net operating loss carryforwards	15,972	12,965
174 R&D Carryforward	9,130	8,935
State tax loss carryforwards	270	560
Foreign net operating loss carryforwards	290	332
Fixed Assets	20	14
Tax credit carryforward	1,919	1,919
ROU Liability	78	104
Deferred compensation	2,207	2,108
Total deferred tax assets	$43,737	$38,729
Less valuation allowance	(43,669)	(38,637)
Net deferred tax assets	$68	$92
Deferred tax liabilities:
ROU Asset	$(68)	$(92)
Total deferred tax liabilities	$(68)	$(92)
Net deferred taxes	$—	$—

The Company has incurred net operating losses since inception. As of December 31, 2025, the Company had total US federal operating loss carry forwards of approximately $76.1 million. Of this, $6.1 million will expire commencing in 2035, with the rest having no set expiration date. The value of these carryforwards depends on the Company’s ability to generate taxable income. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates of the carry forwards the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. Net operating loss carry forwards generated in 2018 and later years do not expire, but will only be able to offset 80% of future taxable income. Finally, the Company has not undertaken a detailed analysis of the application of IRC Section 382 with respect to limitations on the utilization of net operating loss carryforwards and other deferred tax assets as management does not believe an ownership change has occurred within the meaning of IRC Section 382. Management intends to undertake a Section 382 analysis prior to the utilization of any net operating loss carryforwards in the future. Based on current and ongoing losses, there is a full valuation allowance against the deferred tax asset for these carryforwards.

The Company conducts business in various locations and, as a result, files income tax returns in the United States federal jurisdiction, in multiple state jurisdictions, and internationally as required. As of December 31, 2025, the Company had state operating losses of approximately $6.2 million which expire commencing in 2036. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the US federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

Management has evaluated the positive and negative evidence for the realizability of its deferred tax assets. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2025. A valuation allowance of $43.7 million and $38.6 million has been established at December 31, 2025 and 2024, respectively. The change in the valuation allowance for the year ended December 31, 2025 was primarily due to additional operating losses and capitalized research costs.

The Company conducts research and development (“R&D”) activities that qualify for tax credits in both the United States and Australia. For U.S. federal income tax purposes, R&D tax credits are accounted for under ASC 740, Income Taxes. The Company has recorded a full valuation allowance against its U.S. federal R&D tax credit carryforwards, as it has determined that it is more likely than not that these deferred tax assets will not be realized. These credits, if not utilized, will begin to expire in 2037. For Australian purposes, the Company may be eligible to receive refundable tax incentives under the Australian Research and Development Tax Incentive program. As these incentives are refundable in cash and are not dependent on future taxable income, the Company recognizes the benefit of the Australian R&D incentive as a reduction to research and development expense in the consolidated statements of operations when it is probable that (i) the Company will comply with the relevant program requirements and (ii) the incentive will be received. During the year ended December 31, 2025, the Company received $0.1 million in cash refunds related to a $0.2 million refundable R&D tax credit associated with its 2023 R&D activities in Australia, which was recognized in 2024.

The Company has a liability for unrecognized tax benefits of $0.3 million (excluding accrued interest and penalties) as of December 31, 2025. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision.

A reconciliation of the beginning and ending unrecognized tax benefits excluding interest and penalties is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$339	$339
Additions for tax positions related to the current year	—	—
Additions for tax positions related to prior years	—	—
Reductions due to lapse of statutes of limitations	—	—
Decreases related to settlements with tax authorities	—	—
Balance, end of year	$339	$339

The Company does not believe that its tax positions will significantly change due to any settlement and/or expiration of statutes of limitations prior to  December 31, 2025 within the next year.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) (H.R.1) was signed into law by the President of the United States. The OBBBA contains significant provisions impacting corporate taxation in the U.S. with multiple effective dates. Among the changes effective in 2025 are modifications to capitalization of domestic research and development costs, accelerated depreciation of fixed assets and other qualifying property, as well as limitations on deductions for interest expense. Changes effective in 2026 include, among others, modifications to certain international tax provisions. The impacts of OBBBA are reflected in our results for the year ended December 31, 2025. There was no material effect on our income tax expense or effective tax rate.

8. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies for the years ended  December 31, 2025, and December 31, 2024, respectively.

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

In June 2022, the Company entered into a Second Amendment to its Lease Agreement (Lab Lease) which it uses for lab space. The term of the Lease will continue through September 30, 2027, with no further right or option to renew. The Company is required to remit base monthly rent which will increase at an average approximate rate of 3% each year. The Lab Lease is classified as an operating lease. In August 2019, the Company entered into a sublease (which was extended in 2022 in connection with the lease extension) with a related party, Houston Pharmaceuticals, Inc. (HPI). The Company has granted HPI access to all of its Lab Lease space and HPI has agreed to pay the Company 50% of the Company's rent payable under the Lab Lease less 50% of any benefits from any sublease or other lab service agreement the Company may receive from its Lab Lease. Although HPI has access to the Company's Lab Lease space, it is the intent of the parties that they equally share the Lab Lease space for research purposes. The Company recorded approximately $49,000 in sublease income from the related party for the years ended December 31, 2025 and December 31, 2024. Sublease income is recorded as other income on the Company's consolidated statement of operations and comprehensive loss.

The following summarizes quantitative information about the Company's operating leases for the years ended  December 31, 2025, and December 31, 2024, respectively (in thousands):

	Year Ended December 31,
	2025	2024
Lease cost:
Operating lease cost	$150	$150
Variable lease cost	29	24
Total	$179	$174

Other supplemental cash flow information for operating leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$160	$146

As of December 31, 2025, future minimum leases under ASC 842 under the Company's operating leases were as follows (in thousands):

Maturity of lease liabilities	As of December 31, 2025
2026	$164
2027	141
2028	61
2029	41
Total lease payments	407
Less: imputed interest	(48)
Present value of operating lease liabilities	$359

As of December 31, 2025, the weighted average remaining lease term for operating leases is 2.8 years, and the weighted average discount rate is 9.6%. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses an incremental borrowing rate based on a peer analysis using information available at the commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Licenses

MD Anderson

Under license and option agreements associated with Annamycin, the WP1122 Portfolio and the WP1066 Portfolio all described below, the Company is responsible for certain license, milestone and royalty payments over the course of the agreements. Annual license fees can cost as high as $0.1 million depending upon the anniversary, milestone payments for the commencement of phase II and phase III clinical trials, for the submission of an NDA to the FDA and for the receipt of marketing approval for sale of a license product can cost as high as $0.6 million, depending upon certain terms and conditions. Not all of these payments are applicable to every drug. Total expenses under these agreements were $147,000 and $229,000, respectively, for the years ended  December 31, 2025 and 2024.

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

WP1066 Portfolio

The rights and obligations to a June 2010 Patent and Technology License Agreement entered into by and between Moleculin LLC and MD Anderson (2010 Agreement) have been assigned MBI. Therefore, MBI has obtained a royalty-bearing, worldwide, exclusive license to intellectual property rights, including patent rights, related to its WP1066 drug product candidate. On February 3, 2022, the Company entered into a new patent and technology license agreement (2022 Agreement) with MD Anderson licensing certain technology related to WP1066 checkpoint inhibitors. In January 2024 the Company notified MD Anderson that it was terminating this license. In consideration for these agreements, the Company must make payments to MD Anderson including an up-front payment, milestone payments and minimum annual royalty payments for sales of products developed under the license agreement. Annual Maintenance fee payments will no longer be due upon marketing approval in any country of a licensed product under the 2010 Agreement. One-time milestone payments are due upon commencement of the first Phase III study for a licensed product within the United States, Europe, China or Japan; upon submission of the first NDA for a licensed product in the United States; and upon receipt of the first marketing approval for sale of a licensed product in the United States. The term of the 2010 Agreement extends until the later of 15 years from the effective date of the agreement, or the expiration of the last-to-expire licensed patent. The Company has rights as co-inventors to certain technology related to an intravenous formulation for WP1066. Additionally, the Company has exclusive, world-wide rights to MD Anderson’s co-inventor rights to the same technology via an option. Such option is related to the Company maintaining its Sponsored Research Agreement, discussed below, with MD Anderson into 2027.

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

Sponsored Research Agreements with MD Anderson

The Company has a Sponsored Laboratory Study Agreement (Sponsored Research Agreement) with MD Anderson through March 31, 2027, and is expected to be extended; however, there can be no assurance that such extension will occur. During the first quarter 2025, the Company entered into various amendments to the Sponsored Research Agreement with MD Anderson for total additional payments to MD Anderson of $0.3 million to support the project. In August 2025, the Company executed another amendment to the Sponsored Research Agreement with MD Anderson, extending the ongoing research collaboration. The amendment provides for continued research through March 31, 2027, focused on the development and preclinical evaluation of the Company’s drug candidates. Total funding under the Sponsored Research Agreement, as amended, is approximately $1.6 million, payable in scheduled installments. Expenses recognized under these agreements totaled $0.9 million and $2.1 million for the years ended December 31, 2025 and 2024.

Other Guarantees

Bank Guarantee and Letter of Credit

In December 2023, the Company entered into a letter of credit with its primary banking relationship in the US, or bank guarantee, in the amount of $0.2 million, in connection to a value-added tax (VAT) registration in Poland. In December 2025, the letter of credit was terminated. To date, there have been no draws or claims against this bank guarantee.

Employment Agreements

 The Company has agreements with certain executive and other employees to provide benefits in the event of termination. The base salary and certain other benefits would aggregate approximately $5.6 million using the rate of compensation in effect at December 31, 2025.

9. Subsequent Events

On February 19, 2026, the Company entered into warrant inducement agreements with certain holders of its existing equity-classified Series E and Series F warrants. Pursuant to these agreements, the holders exercised warrants to purchase an aggregate of 2,122,652 shares of the Company’s common stock at an exercise price of $3.90 per share, resulting in gross proceeds of approximately $8.3 million. In connection with these transactions, the number of shares underlying the remaining outstanding Series E warrants increased by 597,359 shares pursuant to the anti-dilution provisions contained in those warrants. In consideration for the exercises, the Company agreed to issue new Series H warrants to purchase up to 6,367,956 shares of common stock. The Series H warrants have a five-year term and an exercise price of $2.3976 per share. The warrants contain customary anti-dilution adjustments and beneficial ownership limitations and will become exercisable upon stockholder approval in April 2026. The Company has agreed to file a resale registration statement covering the shares of common stock issuable upon exercise of the Series H warrants on or before March 31, 2026, and to use commercially reasonable efforts to cause such registration statement to be declared effective by April 30, 2026. Due to the completion of this transaction, the exercise price of our outstanding Series E warrants was adjusted to $3.00 per share, the exercise price of our outstanding Series F warrants was adjusted to $2.75 per share, and the exercise price of our outstanding Series G warrants was adjusted to $2.3976 per share.