Form 10-K/A
period 2025-12-31
Moleculin Biotech, Inc.
filed 2026-04-14
CIK 1659617

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

EXPLANATORY NOTE

Moleculin Biotech, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 18, 2026, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

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

Moleculin Biotech, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of December 31, 2025. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Walter V. Klemp	66	Chairman of the Board, President and Chief Executive Officer
Jonathan P. Foster	62	Executive Vice President and Chief Financial Officer
Donald Picker	80	Chief Scientific Officer
Robert E. George	75	Director
Michael D. Cannon	80	Director
John Climaco	57	Director
Elizabeth A. Cermak	68	Director
Joy Yan	46	Director

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

Jonathan P. Foster - Executive Vice President and Chief Financial Officer

Mr. Foster has served as our Chief Financial Officer and Executive Vice President since August 2016. Mr. Foster brings more than 40 years in financial experience holding a variety of executive and senior financial positions with public, private, start-up to large corporate and international companies. This includes over 20 years as Chief Financial Officer of public companies. And over 7 years as a board member of public companies.

From February 2012 to August 2016, Mr. Foster served as Chief Financial Officer and Executive Vice President of InfuSystem Holdings, Inc., a national provider of infusion pumps and related services to the healthcare industry. From May 2011 to January 2012, Mr. Foster served as a consultant to the Chief Financial Officer of LSG Sky Chefs, USA, Inc., a subsidiary of Deutsche Lufthansa AG. In the 1990’s he served as Executive Vice President and Chief Financial Officer of Drypers Corporation, a Nasdaq listed consumer products company. Prior to that Mr. Foster served in various C-suite capacities with public and private companies with his start beginning as Manager at Deloitte & Touche, LLP. Mr. Foster served on the Board of Financial Institutions for the State of South Carolina from 2006 to 2012. He served on the Board of Directors of Soliton, Inc., a medical device company focused on developing new technology for use in aesthetics, from June 2018 until December 2021. At Soliton he was the chair of the Audit and Compensation Committees and the past chair of the Nominating & Governance Committee. In December 2021 Soliton, Inc. was acquired by AbbVie, Inc. Since June 2021, Mr. Foster has served on the Board of Directors of Volcon, Inc., now Empery Digital, Inc. (EMPD), a company listed on Nasdaq, where he is the past chair and current member of the Audit Committee, a member of the Nominating & Governance Committee and is the Chair of the Compensation Committee. Mr. Foster has also served on the Board of Directors of Autonomix Medical, Inc. (AMIX), a medical device company listed on Nasdaq, since January 2022. There he serves as the chair of the Audit and Compensation committees. Mr. Foster is a Certified Public Accountant (South Carolina) and holds the designation of Chartered Global Management Accountant from the American Institute of Certified Public Accountants. He received his BS in Accounting from Clemson University in 1985.

Donald Picker, PhD - Chief Scientific Officer

Dr. Picker has served as our Chief Scientific Officer since August 2017 after serving as our Chief Operating Officer from July 2015 until August 2017 and as our president from January 2016 to August 2017. From 2006 through 2007, Dr. Picker was the President of Tapestry Pharmaceuticals. From 1998 to 2003, Dr. Picker was CEO of Synergy Pharmaceuticals. Synergy was merged into Callisto Pharmaceuticals where he was vice president of research and development until 2006. Dr. Picker led the development of carboplatin and cisplatin from concept to FDA approval. From 2018 to 2019, Dr. Picker served on the board of directors of CNS Pharmaceuticals, Inc., and Dr. Picker served as the Chief Science Officer of CNS Pharmaceuticals, Inc. on a part-time basis from 2018 until March 2026. Dr. Picker received his BS degree from Brooklyn Polytechnic University and his PhD from SUNY Albany in 1975. Dr. Picker is currently devoting only part of his work time to us and provides services as needed to us.

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

Michael D. Cannon - Director

Mr. Cannon joined our Board of Directors upon our IPO. Between 1997 and 2004, Mr. Cannon was the Chief Science Officer, EVP and a Director of SICOR, Inc., a U.S. public pharmaceutical company, until its acquisition by Teva Pharmaceutical Industries, Inc. SICOR focused on generic finished dosage injectable pharmaceuticals, active pharmaceutical ingredients and biogenerics. While at SICOR, he oversaw the acquisition and development of the biological business, including initiation and management of international partnerships, as well as on the design, construction, and licensure of protein manufacturing facilities. From July 2005 to December 2009, Mr. Cannon was a member of the scientific advisory board of Trevi Health Ventures LP, a New York investment fund specializing in health care investments. From May 2005 until December 2011, Mr. Cannon was a partner in a private partnership formed to evaluate and perform preliminary development of intellectual property in the healthcare sector. Since 2005, Mr. Cannon has served as a board member for several private companies. Mr. Cannon currently serves on the boards of directors of two privately held biotech companies. He previously served on the board of directors of Athenex, Inc., a public company traded on the Nasdaq. Mr. Cannon has a degree in chemistry from Fordham College. We believe Mr. Cannon’s distinguished career in the biotechnology field, particularly as Chief Science Officer, EVP and a Director of SICOR, a publicly traded company, provide him with the qualifications to serve as a director.

John M. Climaco, Esq. - Director

Mr. Climaco joined our Board of Directors in July 2017. Mr. Climaco served as the Chief Executive Officer of CNS Pharmaceuticals, Inc. from September 2017 to December 2025. Mr. Climaco has served in leadership roles in a variety of healthcare companies. From 2014 until 2017, Mr. Climaco served as the Executive Vice ‐President of Perma‐Fix Medical S.A. From 2002 until 2012, Mr. Climaco served as President and CEO of Axial Biotech, Inc., a DNA diagnostics company. Mr. Climaco previously served as a director of Digirad, Inc., a leading national provider of imaging services; PDI, Inc., a provider of outsourced commercial services to pharma companies; InfuSystem Holdings, Inc., the largest supplier of infusion services to oncologists in the United States; and Birner Dental Management Services, Inc., a provider of practice management services to the dental industry. Mr. Climaco obtained his Juris Doctorate Degree from University of California Hastings College of Law, San Francisco, CA and a Bachelor of Philosophy from Middlebury College, Middlebury, VT. Mr. Climaco is active with the State Bar of Utah. We believe Mr. Climaco’s vast experience with development stage companies and his legal background provides him with the qualifications to serve as a director.

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

Our Chief Executive Officer and Chief Financial Officer review the performance of our other executive officers (other than themselves) and, based on that review, they then make recommendations to the Compensation Committee about the compensation of executive officers (other than themselves). Neither our Chief Executive Officer nor Chief Financial Officer participate in any deliberations or approvals by the Board or the Compensation Committee with respect to their own compensation. Since 2018, the Compensation Committee has retained Pay Governance, a compensation consulting firm, to evaluate our executive and board compensation programs. Pay Governance’s engagement included assisting the Compensation Committee with the selection of a peer group of companies for benchmarking purposes, and analyses covering executive compensation and board compensation. The consultant serves at the pleasure of the Compensation Committee rather than management, and the consultant’s fees are approved by the Compensation Committee.

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

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. This policy also is affirmed by our domestic third-party vendors, and our international vendors either affirm this policy or a similar, local, more applicable policy, regulation, or law. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information.

Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our named executive officers for the years ended December 31, 2025 and 2024, which consist of our principal executive officer and our two other most highly compensated executive officers, are:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (6)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Walter V. Klemp, Chairman, President - Chief Executive Officer (3)	2025	565,000	426,750	-	324,893	29,315	1,345,958
	2024	565,000	375,000	281,750	197,481	39,528	1,458,759
Jonathan P. Foster, Executive Vice President and Chief Financial Officer (4)	2025	405,000	227,600	-	234,863	39,805	907,268
	2024	405,000	200,000	202,125	128,363	54,151	989,639
Donald Picker, Chief Scientific Officer (5)	2025	340,000	182,080	-	78,228	22,611	622,919
	2024	340,000	160,000	85,750	78,992	29,320	694,062

(1) Represents the full grant date fair value of the option grant or restricted stock unit calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. For a summary of the assumptions made in the valuation of the awards, please see Note 6 to our financial statements as of and for the period ended December 31, 2025 included in the 2025 Annual Report. No compensation expense has been recognized for PSU awards granted in 2025, as achievement of the applicable performance conditions is not yet considered probable.

(2) Represents payments made by us for medical coverage, term life, dental vision, short and long-term disability, voluntary AD&D, Voluntary life and income protection plan.

(3) Mr. Klemp’s 2025 non-equity incentive plan compensation of $426,750 has been accrued and bears interest at an annual rate of 8% until paid. In addition, 50% of Mr. Klemp’s 2024 non-equity incentive plan compensation was paid in April 2025, and the remaining $187,500 has been accrued and bears interest at an annual rate of 8% until paid. Mr. Klemp’s equity awards for 2025 consisted of 33,200 stock options with a grant date fair value of $324,893. Mr. Klemp’s equity awards for 2024 consisted of 4,600 restricted stock units and 4,000 stock options, with grant date fair values of $281,750 and $197,481, respectively.

(4) Mr. Foster’s 2025 non-equity incentive plan compensation of $227,600 has been accrued and bears interest at an annual rate of 8% until paid. In addition, 50% of Mr. Foster’s 2024 non-equity incentive plan compensation was paid in April 2025, and the remaining $100,000 has been accrued and bears interest at an annual rate of 8% until paid. Mr. Foster’s equity awards for 2025 consisted of 24,000 stock options with a grant date fair value of $234,863. Mr. Foster’s equity awards for 2024 consisted of 3,300 restricted stock units and 2,600 stock options, with grant date fair values of $202,125 and $128,363, respectively.

(5) Mr. Picker’s 2025 non-equity incentive plan compensation of $182,080 has been accrued and bears interest at an annual rate of 8% until paid. In addition, 50% of Mr. Picker’s 2024 non-equity incentive plan compensation was paid in April 2025, and the remaining $80,000 has been accrued and bears interest at an annual rate of 8% until paid. Mr. Picker’s equity awards for 2025 consisted of 8,000 stock options with a grant date fair value of $78,228. Mr. Picker’s equity awards for 2024 consisted of 1,400 restricted stock units and 1,600 stock options, with grant date fair values of $85,750 and $78,992, respectively.

(6) Non-equity incentive plan varies from year to year based on whether management achieved goals and objectives as discussed above. The total possible amount under this plan for each executive was not increased in 2024 and 2025.

Narrative to Summary Compensation Table

We have established for compensation purposes future compensation years to be from September 1 until August 31 of each year. This is a change from prior years as the compensation year was from June 1 to May 31. This change was made to better correspond with actions in the European Union where August is traditionally slow and reflects a natural cutoff point for goals and objectives. The Company has used a different year from a calendar year since: 1) Goals and objectives are generally more directed at clinical operations versus financial oriented goals: and 2) The Company has limited personnel, so this transfers a workload from an already busy period of time to the summer.

In September of each year, our Compensation Committee completes its annual review of executive compensation and, after researching comparable companies and using a nationally recognized executive pay consultant for advice, comparables and trends in the industry, determines the compensation arrangements for the next compensation year. Such advice is based on trends and comparables based upon market capitalization and phase of clinical development in the industry.

We review compensation annually for all employees, including our executives. In setting executive base salaries, bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the individual executive’s performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short and long-term results that are in the best interests of our stockholders and a long-term commitment to our company. Our Compensation Committee typically reviews and discusses the executive leadership team's proposed compensation with the Chief Executive Officer and Chief Financial Officer for all executives other than the Chief Executive Officer and Chief Financial Officer. Based on those discussions and its discretion, the Compensation Committee then determines the compensation for each executive. Our Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our executive officers. The Compensation Committee generally reviews compensation of the executives, both cash and equity, compared to the median of the peer group selected. The peer group includes comparable companies in view of the stage of clinical development and range in market capitalization, both above and below the Company's.

Response to 2025 Advisory Vote on Executive Compensation

At our 2025 Annual Meeting, the advisory vote on executive compensation received support from approximately 63% of the votes cast. While the proposal was approved, the level of support fell below the Company's expectations. Accordingly, during the year, the Company undertook efforts to engage with shareholders to better understand their perspectives on executive compensation. The Company reached out to a few selected, significant institutional shareholders to invite discussion regarding executive compensation matters. These outreach efforts did not result in direct engagement responses. In addition. executive management, together with the Company's investor relations firm, continues to engage with shareholders through customary channels, including investor conferences, one-on-one meetings, emails, and phone calls.

When executive compensation has been discussed in these forums, the primary theme of shareholder feedback has been a preference for a greater proportion of stock-based compensation as part of the executive compensation program. Some retail shareholders have expressed views of advocating for a compensation structure comprised entirely of equity-based compensation. While the Compensation Committee considered this feedback, it believes that a 100% equity-based compensation structure is not consistent with market practice and would impair the Company's ability to attract and retain experienced executive talent in a competitive labor market.

The Compensation Committee notes that, over the past two years, there has been no increase in cash compensation opportunity for the Company's executive officers. Efforts have been made to rely more on equity to incentivize the executive team but this has been historically limited by the number of shares available in the plan.

The Compensation Committee will continue to evaluate the Company's executive compensation program in light of shareholder feedback, market practices, and the Company's strategic objectives, with a continued focus on pay-for-performance alignment and long-term value creation.

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

Annual Base Salary

For the 2024/2025 Compensation Year, the base salaries for Mr. Klemp, Mr. Foster, and Dr. Picker were $565,000, $405,000, and $340,000, respectively. For the 2025/2026 Compensation Year, the base salaries for Mr. Klemp, Mr. Foster, and Dr. Picker were unchanged.

Annual Bonus and Non-Equity Incentive Plan Compensation.

We seek to motivate and reward our executives for achievements relative to our corporate goals and objectives, and with respect to their individual goals, for each fiscal year. For the 2023/2024 and 2024/2025 compensation years, the target bonus each year for Mr. Klemp, Mr. Foster and Dr. Picker were 66%, 49%, and 47%, respectively, of their base salary. With respect to payment of bonuses, our Compensation Committee establishes certain “stretch goals” for our officers that permit a total potential bonus payable of 120% of the established target bonus.

The actual performance-based annual bonus paid is calculated by multiplying the executive’s annual base salary, target bonus percentage, the percentage attainment of the corporate goals established by the Board for such year, which represents the total potential bonus payable to named executive officers, and the percentage attainment of the individual goals approved by the Compensation Committee with respect to other executive officers. At the beginning of each compensation year, corporate goals are proposed to the Committee by the Chief Executive Officer and the Chief Financial Officer and are reviewed and edited by the Committee, in its view, as to what goals and objectives are in the best interests of the shareholders, namely moving a drug candidate towards a new drug application in the US. However, the Compensation Committee is not required to calculate bonuses in a formulaic approach and retains discretion in the amounts it awards and the factors it takes into consideration in determining bonus amounts. At the end of the compensation year, the Compensation Committee reviews performance against goals and objectives and approves the extent to which each of the corporate and individual goals and objectives were achieved, and, for each named executive officer, the amount of the bonus awarded.

In September 2025, the Compensation Committee of the Board of Directors took the following actions in connection with the executive compensation for the 2024/2025 compensation year (June 1, 2024 to May 31, 2025) with its named executive officers (Walter Klemp, President and Chief Executive Officer; Jonathan P. Foster, Executive Vice President and Chief Financial Officer; and Dr. Donald Picker, Chief Scientific Officer): (i) cash bonuses in the aggregate amount of $735,000 were granted based on the full achievement of the goals and objectives for the compensation year, however the payment of the bonuses was accrued and will be paid the earlier of a) 364 days or b) approval by the CEO after consultation with the Board of Directors; and (ii) the Compensation Committee agreed that the accrued bonuses will earn interest at a rate of 8% per annum.

The 2023/2024 bonuses earned were also accrued. In April 2025, the Company paid 50% of these bonuses and the remaining 50% has been accrued and bears interest at an annual rate of 8% until paid.

Long-Term Incentives

Our 2024 Stock Plan provides for the grant of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants.

Each year our Compensation Committee establishes a value for the expected equity grant issuable to each of our named executive officers. For the 2023/2024 compensation year, the fair value of the equity grants for Mr. Klemp, Mr. Foster and Dr. Picker were $550,000, $243,000 and $119,000, respectively. For the 2024/2025 compensation year, the fair value of the equity grants for Mr. Klemp, Mr. Foster and Dr. Picker were established at $550,000, $243,000 and $119,000, respectively and unchanged from the prior year 2023/2024. For options, we set the option exercise price, and grant date fair value based on the closing price of our common stock on Nasdaq on the date of grant. The shares underlying options typically vest in four equal annual installments. For other equity awards, the grant date fair value is based on the closing price of our common stock on Nasdaq on the date of grant.

Performance-Based Restricted Stock Units

On November 12, 2025, the Compensation Committee and Board approved the grant of performance-based restricted stock units (each, a “PSU”) under our Stock Plan to Mr. Klemp, Mr. Foster and Dr. Picker with 30,000 PSUs, 16,000 PSUs, and 8,000 PSUs, respectively. Each PSU vests in equal tranches upon the achievement of specified clinical and operational milestones related to the Company’s MIRACLE clinical trial, including patient enrollment thresholds, achievement of defined clinical data outcomes, and advancement to subsequent study phases. Vesting of each tranche is subject to certification by the Company’s board of directors or its compensation committee. Stock-based compensation expense for these performance-based awards is recognized when achievement of the applicable performance conditions is considered probable, based on management’s best estimates, which incorporate the inherent risks and uncertainties associated with achieving the underlying milestones. No PSUs granted in prior years vested during the year.

Equity Awards

The following table sets forth certain information concerning our outstanding equity awards for our named executive officers at December 31, 2025.

Outstanding Equity Awards At Fiscal Year-End

		Option Awards				Stock Awards (2)
Name	Grant Date of Equity Award	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexerciseable (1)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($) (3)		Number of shares or units of stock that have vested (#) (4)	Market value of shares or units of stock that have vested ($) (4)
Walter V. Klemp, Chairman, President - Chief Executive Officer	11/12/2025	-	33,200	12	11/12/2035	-	-		-	-
	11/12/2025	-	-	-	11/12/2035	30,000	99,300	(5)	-	-
	11/4/2024	1,000	3,000	61	11/4/2034	3,450	11,420		1,150	14,272
	12/29/2023	-	-	-	12/29/2033	1,744	5,773	(5)	-	-
	6/22/2023	534	533	225	6/22/2033	719	2,380		360	2,401
	6/20/2022	450	150	559	6/20/2032	150	497		150	1,001
	6/16/2021	597	-	1,399	6/16/2031	-	-		66	1,131
	7/2/2020	223	-	2,085	47,666	-	-		-	-
	7/11/2019	223	-	2,948	7/11/2029	-	-		-	-
	6/6/2018	223	-	4,095	6/6/2028	-	-		-	-
	10/3/2017	152	-	5,603	10/3/2027	-	-		-	-

Jonathan P. Foster, Executive Vice President and Chief Financial Officer	11/12/2025	-	24,000	12	11/12/2035	-	-		-	-
	11/12/2025	-	-	-	11/12/2035	16,000	52,960	(5)	-	-
	11/4/2024	650	1,950.00	61	11/4/2034	2,475	8,192		825	10,238
	12/29/2023	-	-	-	12/29/2033	768	2,542	(5)	-	-
	6/22/2023	200	200.00	225	6/22/2033	346	1,145		173	1,154
	6/20/2022	311	103.00	559	6/20/2032	108	357		109	727
	6/16/2021	291	-	1,399	6/16/2031	-	-		33	565
	7/2/2020	205	-	2,085	7/2/2030	-	-		-	-
	7/11/2019	140	-	2,948	7/11/2029	-	-		-	-
	6/6/2018	134	-	4,095	6/6/2028	-	-		-	-
	10/3/2017	65	-	5,603	10/3/2027	-	-		-	-
	8/19/2016	178	-	13,163	8/19/2026	-	-		-	-

Donald Picker, Chief Scientific Officer	11/12/2025	-	8,000.00	12	11/12/2035	-	-		-	-
	11/12/2025	-	-	-	11/12/2035	8,000	26,480	(5)	-	-
	11/4/2024	400	1,200	61	11/4/2034	1,050	3,476		350	4,344
	12/29/2023	-	-	-	12/29/2033	230	761	(5)	-	-
	6/22/2023	134	133	225	6/22/2032	141	467		71	474
	6/20/2022	131	43	559	6/20/2032	43	142		43	287
	6/16/2021	168	-	1,399	6/16/2031	-	-		-	-
	7/2/2020	45	-	2,085	7/2/2030	-	-		-	-
	7/11/2019	45	-	2,948	7/11/2029	-	-		-	-
	6/6/2018	34	-	4,095	6/6/2028	-	-		-	-
	10/3/2017	27	-	5,603	10/3/2027	-	-		-	-

(1) The shares underlying the options vest in equal annual installments over a four-year period (i.e., one-quarter of each grant vests on the first, second, third and fourth anniversary of the grant date), subject to continued service with us through each applicable vesting date.

(2) Consists of restricted stock unit awards that vest in four equal annual installments, subject to the holder’s continued service through each applicable vesting date, and performance-based restricted stock units that vest when achievement of the applicable performance metric is deemed probable.

(3) Based on the closing price of our common stock on December 31, 2025 of $3.31.

(4) Consists of the gross restricted stock unit awards which vested during 2025, prior to any shares withheld for taxes, for the year ended December 31, 2025.

(5) On November 12, 2025 and on December 29, 2023, the Compensation Committee and Board approved certain grant of performance-based restricted stock units (each, a “PSU”) under our Stock Plan to Mr. Klemp, Mr. Foster and Dr. Picker Each PSU vests in equal tranches upon the achievement of specified clinical and operational milestones related to the Company’s MIRACLE clinical trial, including patient enrollment thresholds, achievement of defined clinical data outcomes, advancement to subsequent study phases, and change of control. Vesting of each tranche is subject to certification by the Company’s board of directors or its compensation committee. Stock-based compensation expense for these performance-based awards is recognized when achievement of the applicable performance conditions is considered probable, based on management’s best estimates, which incorporate the inherent risks and uncertainties associated with achieving the underlying milestones. The Company has not recognized any compensation expense related to these awards as the achievement of the Performance Metric is not yet deemed to be probable, as none of the goals have been achieved to date.

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

Director Compensation

Our Compensation Committee has engaged Pay Governance LLC, an independent compensation consultant, to advise them on matters relating to our non-employee director compensation program. Based on a review of a compensation study prepared by Pay Governance, our Compensation Committee recommended to our Board and our Board approved the following policy for compensating non-employee members of the Board:

•     Each non-employee director shall receive annual cash compensation of $40,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, all receive an annual compensation of $15,000, $10,000, and $8,000, respectively; the other members of such committees shall receive an annual compensation of $7,500, $5,000 and $4,000, respectively; and the Lead Independent Director shall receive an annual compensation of $20,000. Cash payments will be made quarterly within 15 days after calendar quarter end.

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

The following table sets forth the total compensation earned by our non-employee directors in 2025 (Mr. Klemp does not earn additional compensation for his services on the Board, and his compensation is fully reflected in the “Summary Compensation Table” above):

Name	Year	Fees earned or paid in cash ($)	Option awards ($) (1)	Total ($)
Michael D. Cannon	2025	61,500	58,716	120,216
Robert E. George	2025	68,000	58,716	126,716
John Climaco	2025	76,500	58,716	135,216
Elizabeth Cermak	2025	56,500	58,716	115,216
Joy Yan	2025	40,000	58,716	98,716

(1) Represents the full grant date fair value of the option award our board approved and granted to each non-employee director, calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the director. For a summary of the assumptions made in the valuation of the awards, please see Note 6 to our financial statements as of and for the period ended December 31, 2025 included in the Form 10-K. As of December 31, 2025, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Mr. Cannon - 6,616 shares; Mr. George - 6,616 shares; Mr. Climaco - 6,609 shares, Ms. Cermak - 6,588 shares, and Ms. Yan - 6,561 shares. None of our non-employee directors held stock awards other than options as of December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2026, regarding beneficial ownership of our common stock by:

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

	As of March 31, 2026
	Shares beneficially owned		Percent of Class (1)
Name of Beneficial Owner
Walter V. Klemp	285,660	(2)	5.01%
Jonathan P. Foster	114,461	(3)	2.01%
Donald Picker	1,935	(4)	Less than 1%
Robert George	734	(5)	Less than 1%
Michael Cannon	616	(6)	Less than 1%
John Climaco	609	(6)	Less than 1%
Elizabeth Cermak	588	(6)	Less than 1%
Joy Yan	561	(6)	Less than 1%
Directors and Executive Officers as a Group (8 persons)	405,164	(7)	7.58%

(1) Based on 5,336,350 shares of common stock outstanding as of March 31, 2026.

(2) Includes 636 shares held by AnnaMed, Inc. that have been included in the amount for Mr. Klemp. Mr. Klemp has voting and dispositive power over the shares held by AnnaMed, Inc. Also includes 251,007 shares issuable upon exercise of warrants and 3,402 shares underlying options exercisable within 60 days of March 31, 2026.

(3) Includes 100,159 shares issuable upon exercise of warrants and 2,174 shares underlying options exercisable within 60 days of March 31, 2026.

(4) Of the amount in the table, 280 shares held by IntertechBio Corp. have been included in the amounts for Dr. Picker. Dr. Picker shares voting and dispositive power over the shares held by IntertechBio Corp. Also includes 984 shares underlying options exercisable within 60 days of March 31, 2026.

(5) Includes 78 shares issuable upon exercise of warrants and 616 shares underlying options exercisable within 60 days of March 31, 2026.

(6) Consists solely of shares underlying options exercisable within 60 days of March 31, 2026

(7) Consists of the shares identified in footnotes (2)-(6).

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	191,854	88.89	22,105
Equity compensation plans not approved by security holders (2)	37,901	57.88	—

(1) Represents shares of common stock issuable upon exercise of outstanding stock options under our prior 2015 Stock Plan and our current 2024 Stock Plan.

(2) Consists of warrants issued to consultants for services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently employ Lindsay Kim, the daughter of Dr. Picker, our Chief Scientific Officer, as a senior clinical program associate on an at-will basis. Ms. Kim's total compensation is less than $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by Grant Thornton, LLP for their services for the fiscal years ended December 31, 2025 and 2024, respectively, were as follows:

	2025	2024
Audit Fees	$614,778	$496,185
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
TOTAL	$614,778	$496,185

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

Date: April 14, 2026