Form 10-Q
period 2026-03-31
Moleculin Biotech, Inc.
filed 2026-05-14
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The registrant had 5,336,350 shares of common stock outstanding at May 7, 2026.

Moleculin Biotech, Inc.

Form 10-Q

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$10,317	$8,878
Prepaid expenses and other current assets	644	808
Total current assets	10,961	9,686
Intangible assets	11,148	11,148
Other non-current assets	900	900
Operating lease right-of-use asset	284	314
Furniture and equipment, net	70	78
Total assets	$23,363	$22,126

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,574	$3,508
Accrued expenses and other current liabilities	3,388	3,346
Total current liabilities	7,962	6,854
Operating lease liability - long-term, net of current portion	185	222
Warrant liability	33	44
Total liabilities	8,180	7,120
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 5,336,350 and 3,199,228 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	3
Additional paid-in capital	234,079	220,997
Accumulated other comprehensive income (loss)	(52)	10
Accumulated deficit	(218,849)	(206,004)
Total stockholders’ equity	15,183	15,006
Total liabilities and stockholders’ equity	$23,363	$22,126

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—

Operating expenses:
Research and development	5,378	3,435
General and administrative	2,488	2,477
Depreciation and amortization	8	31
Total operating expenses	7,874	5,943
Loss from operations	(7,874)	(5,943)
Other income (loss):
Gain from change in fair value of warrant liability	10,770	—
Transaction costs allocated to warrant liabilities	(693)	—
Loss on issuance of warrant liabilities	(15,158)	—
Other income, net	76	9
Interest income, net	34	30
Net loss	$(12,845)	$(5,904)

Warrant deemed dividend	(1,765)	—

Net loss available to common stockholders	$(14,610)	$(5,904)

Net loss per common share - basic and diluted	$(3.54)	$(15.80)
Weighted average common shares outstanding, basic and diluted	4,124,482	373,751

Net loss	$(12,845)	$(5,904)
Other comprehensive income (loss):
Foreign currency translation	(62)	3
Comprehensive loss	$(12,907)	$(5,901)

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,845)	$(5,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	31
Stock-based compensation	380	485
Change in fair value of warrant liability	(10,770)	—
Loss on issuance of warrant liabilities	15,158	—
Operating lease, net	134	118
Transaction costs allocated to warrant liabilities	693	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	163	(708)
Accounts payable	1,067	676
Accrued expenses and other current liabilities	(99)	738
Net cash used in operating activities	(6,111)	(4,564)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from sale of common stock, pre-funded and common warrants and warrant inducement, net of issuance and transaction costs	7,612	7,995
Proceeds from exercise of warrants	—	4
Net cash provided by financing activities	7,612	7,999
Effect of exchange rate changes on cash and cash equivalents	(62)	3
Net increase in cash and cash equivalents	1,439	3,438
Cash and cash equivalents - beginning of period	8,878	4,278
Cash and cash equivalents - end of period	$10,317	$7,716

Non-cash investing and financing activities:
Equity warrants issued in relation to liability classified warrant inducements	$23,435	$—
Reclassification of warrant liabilities to equity upon contractual reset of exercise price	$12,675	$—
Deemed dividend in connection with warrant amendment	$1,765	$—
Offering costs included in accounts payable and accrued liabilities	$59	$22
Transaction costs related to the sale of common stock, pre-funded and common warrants, and warrant inducements	$—	$457

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(Unaudited)

	Three Months Ended March 31, 2026
	Common stock - shares	Common stock - Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2025	3,199,228	$3	$220,997	$(206,004)	$10	$15,006
Warrant inducement and exercise of common stock warrants	2,122,652	2	—	—	—	2
Issuance of common stock in connection with Consulting Agreements	6,409	—	—	—	—	—
Issuance of common stock under at-the-market equity program, net of transaction costs	3,785	—	18	—	—	18
Warrants exercised	2,279	—	9	—	—	9
Common stock issued upon vesting of restricted stock units (net of taxes)	1,997	—	—	—	—	—
Reclassification of warrant liabilities to equity upon contractual reset of exercise price	—	—	12,675	—	—	12,675
Warrant deemed dividend	—	—	1,765	—	—	1,765
Deemed dividend in connection with warrant amendment	—	—	(1,765)	—	—	(1,765)
Stock-based compensation	—	—	380	—	—	380
Consolidated net loss	—	—	—	(12,845)	—	(12,845)
Cumulative translation adjustment	—	—	—	—	(62)	(62)
Balance, March 31, 2026	5,336,350	$5	$234,079	$(218,849)	$(52)	$15,183

	Three Months Ended March 31, 2025
	Common stock - shares	Common stock - Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2024	135,155	$—	$183,693	$(172,444)	$(41)	$11,208
Warrant inducement and exercise of repriced common stock warrants at $1.00 per share	233,143	1	5	—	—	6
Warrants exercised	150,801	—	4	—	—	4
Issued for cash - sale of common stock, pre-funded and common warrants	46,000	—	1	—	—	1
Stock-based compensation	—	—	485	—	—	485
Consolidated net loss	—	—	—	(5,904)	—	(5,904)
Equity warrants issued	—	—	7,988	—	—	7,988
Cumulative translation adjustment	—	—	—	—	3	3
Balance, March 31, 2025	565,099	$1	$192,176	$(178,348)	$(38)	$13,791

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015. MBI is a late-stage pharmaceutical development company currently conducting a pivotal Phase 2B/3 trial evaluating Annamycin, also known by its non-proprietary name "naxtarubicin", in combination with cytarabine for the treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). The Company has two additional portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded primarily by investigators at academic institutions. In June 2018, we formed Moleculin Australia Pty. Ltd., a wholly owned subsidiary to oversee pre-clinical development in Australia. In April 2026, the board of directors of both MBI and the Australian subsidiary approved the closing of this subsidiary to reduce corporate overhead costs. With the MIRACLE trial focused in the US, Europe, and, possibly, the Middle East future activities are not anticipated to include Australia.

Each of its three core technologies is based substantially on discoveries at, or in conjunction with and with rights originating from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas, and features one or more drugs that have successfully completed a Phase 1 clinical trial. Three of its drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. Since MBI’s inception, its drugs have completed, are in planning, are currently in, or have been permitted to proceed in, eighteen clinical trials. Annamycin, in a unique multilamellar lipid formulation, is the Company’s lead molecule, has completed several clinical trials in AML and soft tissue sarcoma and in March 2025 began treating subjects in its Phase 2B/3 clinical trial for the treatment of R/R AML. The latter is the main focus the Company’s management and resources. Annamycin was in two concluded Phase 1B/2 clinical trials for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), with one physician-sponsored. The Company announced in 2025 a physician-sponsored trial for Annamycin for the treatment of pancreatic cancer intended to begin in the second half of 2026. Additionally, there is another phase 1B/2 clinical trial that is physician sponsored which is investigating using WP1066 in combination with radiation for the treatment of glioblastoma, a form of brain cancer and there is another pediatric brain tumor trial also in the planning states for late 2026.

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

Basis of Presentation – Condensed Consolidated Financial Information - The accompanying condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for financial information, and in accordance with the rules and regulations of the US Securities and Exchange Commission (SEC) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The condensed consolidated financial statements furnished reflect all normal adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of  December 31, 2025, and for the year then ended, including the notes thereto contained in the Form 10-K filed with the SEC on March 18, 2026.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the significant accounting policies during the three months ended March 31, 2026, except as discussed further below under Changes in Accounting Policy.

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

Going Concern and Liquidity - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations and the attainment of profitable operations. As of  March 31, 2026, the Company had an accumulated deficit of $218.8 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $10.3 million as of March 31, 2026, is not sufficient to fund its planned operations for a period of at least one year from when these condensed consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to seek additional funding through one or more of the following: a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. There can be no assurance that such events or a combination thereof can be achieved.

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

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$254	$512
Vendor prepayments and deposits	336	278
Prepaid sponsored research	45	11
Non-trade receivables	9	7
Total prepaid expenses and other current assets	$644	$808

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

The following table provides the financial liabilities reported at fair value and measured on a recurring basis at March 31, 2026 and December 31, 2025 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of March 31, 2026:	$33	$—	$—	$33
Fair value of warrant liability as of December 31, 2025:	$44	$—	$—	$44

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

Three Months Ended March 31, 2026	Warrant Liability Long-Term
Balance, December 31, 2025	$44
Warrants issued	23,435
Warrants exercised	(1)
Warrants reclassification	(12,675)
Change in fair value - net	(10,770)
Balance, March 31, 2026	$33

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended March 31, 2026 and 2025, approximately 10.0 million and 0.6 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date of these unaudited condensed consolidated financial statements. See Note 8. Subsequent Events included in these unaudited condensed financial statements.

Recent Accounting Pronouncements - In December 2025, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2025-12, Codification Improvements, which clarifies various topics in the Accounting Standards Codification to improve consistency and address technical corrections. Key improvements include (clarifying the calculation of diluted earnings per share (EPS) when a loss from continuing operations exists. The amendments in this update are effective for the Company beginning January 1, 2027, with early adoption permitted. Currently, the Company is assessing the potential impact of this guidance on its condensed consolidated financial statement disclosures.

In December 2025, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies current interim reporting requirements on topic 270 and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard will be effective for fiscal years beginning after December 15, 2027, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing. the potential impact of this guidance on its condensed consolidated financial statement disclosures.

In November 2024 and January 2025, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures but expects additional disclosures upon adoption.

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

As a result of the change in accounting policy, the Company adjusted accumulated deficit, and additional paid-in capital to reverse previously recorded mark-to-market fair value changes of the liability-classified warrants. Warrants classified as liability warrants were adjusted retrospectively from January 2017 to June 2025, and the beginning balances have been adjusted for the policy change to equity warrant classifications. Accumulated deficit as of January 1, 2024, changed from $131.6 million, as reported under the liability classification, to $146.4 million under the equity classification.

The following financial statement line items were impacted by the change in accounting policy, as shown in the tables below (in thousands, except per common share data):

	Three Months Ended
	March 31, 2025
	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change
Condensed Consolidated Statement of Operations
Gain (loss) from change in fair value of warrant liability	$9,054	$—	$(9,054)
Transaction costs allocated to warrant liabilities	(1,788)	—	1,788
Loss on issuance of warrant liabilities	(7,798)	—	7,798
Net loss	(6,436)	(5,904)	532
Net loss per common share - basic and diluted	(17.22)	(15.80)	1.42
Other comprehensive income (loss)	(6,433)	(5,901)	532

The change in accounting policy did not have a material effect on the statement of cashflows for any current or prior period presented.

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	March 31, 2026	December 31, 2025
Payroll and bonuses	$2,166	$1,821
Research and development	727	1,117
Legal, regulatory, professional and other	354	271
Operating lease liability - current	141	137
Total accrued expenses and other current liabilities	$3,388	$3,346

4. Warrants and Equity

Warrant and Stock Issuances

On February 19, 2026, the Company entered into warrant inducement agreements with certain holders of our existing equity-classified Series E and Series F warrants. Pursuant to the agreements, the holders exercised warrants to purchase an aggregate of 2,122,652 shares of the Company’s common stock at an exercise price of $3.90 per share, resulting in aggregate gross proceeds of approximately $8.3 million. In consideration for such exercises, the Company issued new Series H warrants to purchase up to 6,367,956 shares of common stock. The Series H warrants have a five-year term and an exercise price of $2.3976 per share. The warrants contain customary anti-dilution adjustments and beneficial ownership limitations and became exercisable upon stockholder approval in April 2026. As a result of the completion of this transaction, the exercise price of the Company’s outstanding Series E warrants was adjusted to $3.00 per share, and the number of shares underlying the remaining outstanding Series E warrants increased, in each case pursuant to the anti-dilution provisions contained in such warrants. In addition, the exercise price of the Company’s outstanding Series F warrants was adjusted to $2.75 per share, and the exercise price of the Company’s outstanding Series G warrants was adjusted to $2.3976 per share. The Company recorded a deemed dividend of $1.8 million resulting from the downward adjustment to the exercise price of certain warrants and the increase in the number of shares underlying certain outstanding warrants, in each case triggered by the anti-dilution provisions contained in the original warrant agreements. The deemed dividend was recorded within additional paid-in capital and recognized as a reduction to income available to common stockholders.

Warrants

The Company uses the Monte Carlo simulation model to reflect the impact of the down round feature to the warrants and also uses a Black-Scholes option pricing model (BSM) to determine the fair value of its liability warrants at the at each reporting date, the date of issue and any other measurement date during the quarter. The risk-free interest rate assumption is based upon observed interest rates on zero coupon US Treasury bonds linearly interpolated to obtain a maturity period commensurate with the term of the warrants. Estimated volatility is a measure of the amount by which the Company's stock price is expected to fluctuate each year during the expected life of the warrants.

Liability Classified Warrants

The assumptions used in determining the fair value of the Company's outstanding liability classified warrants are as follows:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.8%	3.6%
Volatility	121.4%	114.3%
Expected life (years)	4.4	4.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the three months ended March 31, 2026 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2026	14,240	$3.90	$3.90	$3.90	4.6
Granted	6,367,956	$2.40	$2.40	$2.40	5.2
Adjustment for VWAP	3,589	$3.00	$3.00	$3.00	4.4
Exercised	(2,279)	$3.90	$3.90	$3.90	4.4
Reclassed to equity warrants	(6,367,956)	$2.40	$2.40	$2.40	5.2
Balance at March 31, 2026	15,550	$3.00	$3.00	$3.00	4.4
Exercisable at March 31, 2026	15,550	$3.00	$3.00	$3.00	4.4

For a summary of the changes in fair value and the impact of changes in accounting policy associated with the Company's warrant liability for the three months ended March 31, 2026, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies.

Equity Classified Warrants

A summary of the Company's equity classified warrant activity during the three months ended March 31, 2026 and related information follows:

	Number of Shares	Range of Warrant Exercise
	Under Warrant	Price per Share
Balance at January 1, 2026	7,588,026	$2.75	$1,361.25
Granted and/or reclassed from liability warrants	6,367,956	$2.40	$2.40
Adjustment for VWAP	593,085	$3.00	$3.00
Exercised	(2,122,652)	$3.90	$3.90
Balance at March 31, 2026	12,426,415	$2.40	$1,361.25
Exercisable at March 31, 2026	12,378,597	$2.40	$1,361.25

At Market Issuance Sales Agreement (ATM)

On December 23, 2025, the Company increased the maximum aggregate gross sales price of the Company’s common stock that may be offered, issued and sold under a certain At Market Offering Agreement (2025 ATM Agreement) with Roth Capital Partners, LLC (Roth), which the Company initially entered into in July 2025, from $6.5 million to $8.2 million. Pursuant to the terms of the 2025 ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $8.2 million from time to time through or to Roth, acting as sales agent or principal. Roth may sell shares of the Company’s common stock in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and either party may terminate the 2025 ATM Agreement upon two business days’ notice.

The Company paid Roth a commission equal to 3.0% of the gross proceeds from any shares of common stock sold under the 2025 ATM Agreement, in addition to reimbursing certain expenses. The 2025 ATM Agreement will terminate upon the sale of shares having an aggregate offering price equal to the maximum amount authorized under the agreement. During the first quarter of 2026, the Company sold 3,785 shares of common stock pursuant to the 2025 ATM Agreement for gross proceeds of approximately $18,000.

During May of 2026, the Company sold an additional 354,757 shares of common stock pursuant to the 2025 ATM Agreement for net proceeds of approximately $0.8 million. The lowest price of the shares sold was $2.01 and reset the exercise price of Series G and Series H warrants from $2.40 to $2.01 per share.

5. Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively, is as follows (table in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$247	$365
Research and development	133	120
Total stock-based compensation expense	$380	$485

The Company recorded stock compensation expense for the equity classified warrants relating to non-employee consulting agreements of $39,000 and $28,000 for the three months ended  March 31, 2026 and 2025, respectively, which are included in the table above. As of  March 31, 2026 and 2025, there were $330,000 and $319,000 in unrecognized stock compensation expense, respectively, related to the Company's equity classified warrants. As of March 31, 2026, there were 14,105 shares remaining to be issued under the Company's equity compensation plan.

On May 6, 2026, the Company entered into a consulting agreement with an entity to provide clinical services pursuant to which it issued the consultant a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $2.48 vesting in twelve equal installments over a one-year period.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2026 as a result of the losses recorded during the three months ended March 31, 2026 and the additional losses expected for the remainder of 2026 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of March 31, 2026 and  December 31, 2025, the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 is nil. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants, Internal Revenue Code Section 162(m) limitations and ISO activity, as well as the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing US tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The Company continues to evaluate the impact the new legislation will have on the consolidated financial statements, but the Company does not anticipate a significant impact due to the Company’s valuation allowance position.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of March 31, 2026.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three months ended March 31, 2026 and 2025, respectively (table in thousands):

	Three Months Ended March 31,
Lease cost:	2026	2025
Operating lease cost	$38	$38
Variable lease cost	7	7
Total	$45	$45

The Company executed an amendment to extend the corporate office lease until August 31, 2029, with an option to renew. The Company is required to remit base monthly rent of approximately $4,700 which will increase at an average approximate rate of 0% each year. The Company is also required to pay additional rent in the form of its pro-rata share of certain specified operating expenses of the building.

The Company has an extended lab lease until September 30, 2027, with no further right or option to renew. The Company recorded approximately $12,000 in sublease income for the three months ended March 31, 2026 and 2025. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $41,000 and $39,000 for the three months ended  March 31, 2026 and 2025, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $32,000 and $50,000 for the three months ended March 31, 2026 and 2025, respectively. In October 2025, the Company entered into two separate options to license certain intellectual property related to WP1122 and a new formulation on WP1066. Such licenses are tied to continue support of sponsored research at MD Anderson discussed below.

Sponsored Research Agreements - The expenses recognized under the agreements were $212,000 and $211,000 for the three months ended March 31, 2026 and 2025, respectively. The Company entered into a research agreement with MD Anderson until 2027. Such research supports the development efforts of the Company's three core technologies.

8. Subsequent Events

Other than the subsequent events discussed elsewhere in these notes, no other subsequent events were noted as occurring after March 31, 2026.

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

Our Business

We are a late-stage pharmaceutical development company currently evaluating Annamycin, also known as L-Annamycin and by its generic name "naxtarubicin”, which we believe is a "next-generation” anthracycline and, with it, are conducting a pivotal Phase 3 trial in combination with cytarabine for the treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). We call this the "MIRACLE” trial (derived from Moleculin R/R AML AnnAraC Clinical Evaluation). A blinded preliminary data readout has already been released for the MIRACLE trial, and we expect to have an interim unblinding of data in mid-2026 and an additional unblinding in the second half of 2026, thereby concluding Part A of the two-part trial. We believe such early visibility for a pivotal registration-enabling trial is unique in that stakeholders will receive preliminary safety and efficacy data long before the conclusion of the trial.

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

We believe Annamycin is a first-in-class, next-generation anthracycline and DNA-binding agent designed to overcome key limitations associated with currently approved anthracyclines. Whereas first- and second-generation anthracyclines are currently used to treat approximately half of all cancers, they carry with them the burden of dangerous cardiotoxicity and efficacy limitations associated with multidrug resistance mechanisms and poor tissue/organ distribution. Later generation anthracyclines are comprised mainly of attempts to reduce cardiotoxicity or enhance anticancer activity, but we believe have failed to deliver the necessary safety and efficacy profiles to win approval or gain market acceptance. Annamycin is an entirely new chemical entity integrating a new molecular structure intended to enhance its ability to selectively kill cancer cells and reduce toxic side effects. Annamycin possesses a unique and innovative multilamellar lipid-based delivery system designed to improve bioavailability and to increase therapeutic window. The result is a next-generation anthracycline that we believe effectively addresses critical problems associated with currently used anthracyclines. It is our lead drug candidate, and we have concluded a Phase 1B/2 clinical trial for treating AML and are now conducting a Phase 3 clinical trial for R/R AML, which we believe will be registration enabling. We have also sponsored two Phase 1B/2 clinical trials of Annamycin for treating Soft Tissue Sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), the results of which we believe supports further clinical development beyond Phase 1 and further evaluation of Annamycin’s therapeutic potential in this indication.

We believe that our lead drug candidate Annamycin has:

•	The following advantages over early-generation anthracyclines which in their totality support Annamycin’s classification as a “next-generation” anthracycline: 1) demonstrated across five clinical trials to be non-cardiotoxic (n=90) with some patients being safely dosed at five times the typical lifetime maximum allowable anthracycline dose, (which potentially enables repeated dosing, consolidation and even use as a maintenance therapy); 2) exhibits no vesicant activity as well as greater tolerability, making it safer to handle and administer and easier on patients; 3) shown in preclinical models to circumvent multidrug resistance by avoiding MDR1 mechanisms and also to avoid cross-resistance with some of the most commonly used drugs for the treatment of AML (as well as many other cancers), including currently prescribed anthracyclines, cytarabine and venetoclax and, 4) exhibited in preclinical models substantially improved tissue/organ distribution;
•	Demonstrated a complete remission (CR) rate of 50% and a composite complete remission (CRc) rate of 60% in combination with cytarabine for the treatment of R/R AML as second line therapy (n=10). On an all-comer’s basis (no limit on prior lines of therapy), the population of subjects who achieved a CR (n=8) demonstrated durability of approximately 13 months with median overall survival of 15 months and developing at the time of analysis, with 4 of 8 subjects (50%) censored;
•	Shown promising blinded safety and efficacy data for the first 30 subjects treated in the MIRACLE trial as we head towards the planned interim unblinding of data for the first 45 subjects treated in Part A of the MIRACLE trial in mid-2026;
•	Shown encouraging activity in a total of five different clinical trials, which are now complete with clinical study reports for internally funded trials, funded both internally and externally (through investigator-initiated trials); specifically including relapsed and refractory AML with complete remission rates significantly above currently approved second line therapies and STS lung mets with overall survival as a median seventh line therapy comparable to overall survival seen with approved first line monotherapies; and
•	Composition of matter patent protection through 2040 with the potential to extend as far as 2045 as well as Orphan Drug and Fast Track designation.

A core management belief is that anthracyclines represent one of the most important treatments available for AML and Advanced STS, as well as many other cancers, and we believe Annamycin may, for the first time ever, allow a majority of these patients to benefit from Annamycin’s improved safety and efficacy by allowing increased dosing (and even maintenance dosing), improved tolerability and allowing access for patients who otherwise would not be eligible for an anthracycline (including the elderly and those with impaired cardiac function). We believe that such benefits will be disruptive to the competitive landscape for these markets. This belief leads us to focus our available resources mainly on the development of Annamycin. We seek to advance our other drug candidates via investigator led studies, both clinically and preclinically, and as available resources will allow.

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

Our Current Clinical Trial Focus

We are focused on the development of Annamycin and WP1066 through internally and externally funded programs (“internally” and “externally” are defined in the Funding Strategy section below) as follows:

1.	Annamycin:
a.	Internally funded – In combination with cytarabine (also known as Ara-C, the combination with Annamycin of which is referred to as AnnAraC) for the treatment of R/R AML, the aforementioned MIRACLE trial, and
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

Recent Business Developments

Annamycin

Clinical and Regulatory Updates

On May 13, 2026, we announced that the first unblinding of data from our pivotal Phase 2B/3 “MIRACLE” trial remains on track to occur prior to June 30, 2026, as expected. The MIRACLE trial is evaluating Annamycin in combination with cytarabine compared to cytarabine plus a placebo for the treatment of subjects that have been relapsed or refractory to their primary line of treatment for acute myeloid leukemia (R/R AML). The trial incorporates two arms of Annamycin at different doses plus cytarabine compared to the control arm of cytarabine plus a placebo.

We also reported that preliminary blinded efficacy data for the first 45 subjects treated continue to approximate previously disclosed results, including a composite complete remission rate (CRc) exceeding 40% and a complete remission (CR) rate of approximately 30%. These results compare favorably to historical CR rates from two major independent trials of approximately 17–18% observed with cytarabine alone in similar patient populations. Cytarabine monotherapy is considered a standard of care for second line treatment of AML. Based on preliminary data, the median age for subjects enrolled is in the mid-60’s, with over 30% entering the trial after becoming relapsed from or refractory to a prior venetoclax regimen as first line therapy, which is considered a particularly challenging patient group. As of May 5, 2026, 56 subjects (62% of Part A) have been recruited and randomized in the MIRACLE trial, keeping us on track to recruit the 90th subject in Part A in Q3 2026.

On March 23, 2026, we announced that the 45th subject was enrolled in the MIRACLE trial, a milestone triggering the final phase of preparation for the trial’s highly anticipated interim 45 subject data unblinding, which remains on track for mid-2026.

Scientific Presentations of Preclinical Data

Abstract on Cardiac Safety of Annamycin at EHA

On May 12, 2026, we announced the publication of an abstract at the European Hematology Association (EHA) 2026 Congress highlighting the cardiac safety profile of Annamycin (or as known in scientific journals "L-Annamycin"). The abstract titled, "Cardiac Safety of L-Annamycin Across High Cumulative Anthracycline Exposure: Implications for Relapsed/Refractory AML," highlighted pooled cardiac safety findings from five completed clinical trials evaluating Annamycin in heavily pretreated patients, including those with substantial prior anthracycline exposure. Importantly, the analysis demonstrated no clinically significant treatment-related cardiotoxicity across cumulative anthracycline-equivalent doses that exceeded conventional lifetime exposure limits associated with traditional anthracyclines.

The independent cardiac review, conducted by a cardio-oncology laboratory at the Cleveland Clinic, analyzed comprehensive cardiac monitoring data from 90 patients treated with Annamycin. Among 78 patients with source-data verified pre- and post-treatment ejection fraction assessments, no patients met criteria for clinically significant left ventricular dysfunction. Mean ejection fraction remained stable, and no association was observed between cumulative dose and cardiac function decline. Additional analyses of serial ECG's, troponins, and global longitudinal strain assessments similarly demonstrated no evidence of drug-induced cardiotoxicity.

Data Presented at AACR 2026 Annamycin Extends Survival in Metastatic Pancreatic Cancer Preclinical Models

On April 23, 2026, we announced the presentation of new preclinical data at the American Association for Cancer Research (AACR) Annual Meeting 2026 highlighting the potential of our lead drug candidate, Annamycin, in pancreatic cancer. Access the poster here. The data demonstrate that liposomal Annamycin (L-ANN or naxtarubicin), a novel, non-cardiotoxic anthracycline, produced significant tumor growth inhibition across multiple pancreatic ductal adenocarcinoma (PDAC) models, including orthotopic human PDAC and syngeneic systems, with strong statistical significance (p < 0.001). These findings were accompanied by a meaningful survival benefit in a metastatic model, where treatment extended median survival by more than 60% compared to control (29 days versus 18 days; p = 0.0003), underscoring the potential clinical relevance of L-ANN in aggressive disease settings. Pharmacokinetic analyses further demonstrated enhanced tumor penetration and retention of Annamycin compared to doxorubicin, with significantly higher accumulation observed in pancreatic tissue and tumors (p<0.0001). These data provide a mechanistic basis for the observed anti-tumor activity and highlight a key differentiating feature of Annamycin relative to traditional anthracyclines, which have historically shown limited efficacy in pancreatic cancer. In addition to its direct cytotoxic effects, L-ANN was shown to induce immune activation within the tumor microenvironment, including increased infiltration of CD8+ cytotoxic T cells and CD4+ helper T cells. These findings suggest the potential for Annamycin to convert immunologically “cold” pancreatic tumors into more responsive phenotypes, supporting its evaluation both as a monotherapy and in combination with other drugs, including immune checkpoint and KRAS inhibitors.

Consistent with prior studies, Annamycin also demonstrated a favorable safety profile, including the absence of cardiotoxicity, a well-documented limitation of conventional anthracyclines such as doxorubicin. This differentiated safety profile may enable broader therapeutic use and synergistic combination strategies.

Abstract Accepted for Poster Presentation at the 2026 ASCO Annual Meeting

On April 21, 2026, we announced that an abstract highlighting data on our lead drug candidate, Annamycin, was accepted for poster presentation at the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting, taking place May 29 – June 2, 2026, in Chicago, Illinois. The abstract, titled “Cardiac safety of L-annamycin at high cumulative anthracycline exposure: Pooled analysis,” will be presented in a poster session focused on Symptom Science and Palliative Care. The abstract presents a pooled analysis evaluating the cardiac safety profile of annamycin in patients with high cumulative exposure to anthracyclines, an important consideration given the known risk of cardiotoxicity associated with this class of chemotherapeutic agents.

Other Corporate

Closing Australian Subsidiary

In June 2018, we formed Moleculin Australia Pty. Ltd., a wholly owned subsidiary to oversee pre-clinical development in Australia. In April 2026, we began the process of closing this subsidiary to reduce corporate overhead costs. Both the board of directors of Moleculin and the subsidiary approved the closing of the subsidiary. The subsidiary did not have any employees or conduct a separate line of business. With the MIRACLE trial focused in the US, Europe, and, possibly, the Middle East future activities are not anticipated to include Australia.

Patents for Annamycin Globally

We announced on May 8, 2026, an advancement in our intellectual property portfolio with the issuance of a Hong Kong patent covering our proprietary method of reconstituting liposomal Annamycin. The newly granted patent (No. 40073244), titled “Method of Reconstituting Liposomal Annamycin,” extends protection through June 25, 2040, further reinforcing Moleculin’s long-term global exclusivity strategy. The invention is jointly owned with The University of Texas System.

Business transactions

In May 2026, we sold 354,757 shares under the 2025 ATM Agreement for net proceeds of approximately $0.8 million where the lowest price sold was $2.01 per share which reset the Series G and H warrants from $2.40 to $2.01 per share.

In May 2026, we entered into a consulting agreement to provide clinical services pursuant to which it issued the consultant a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $2.48 per shares vesting in twelve equal installments over a one-year period.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our condensed consolidated statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—

Operating expenses:
Research and development	5,378	3,435
General and administrative	2,488	2,477
Depreciation and amortization	8	31
Total operating expenses	7,874	5,943
Loss from operations	(7,874)	(5,943)
Other income (loss):
Gain from change in fair value of warrant liability	10,770	—
Transaction costs allocated to warrant liabilities	(693)	—
Loss on issuance of warrant liabilities	(15,158)	—
Other income, net	76	9
Interest income, net	34	30
Net loss	$(12,845)	$(5,904)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Research and Development Expense. Research and development (R&D) expense was $5.4 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $2.0 million is mainly related to the MIRACLE clinical trials in Europe of $1.4 million and additional nonclinical studies of $0.3 million plus other research costs during the current quarter as compared to the prior year quarter.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $10.8 million in the first quarter of 2026 due to the change in fair value of the Series H warrant liability after the February 2026 inducement. Changes in fair value are reflected in the statement of operations as a gain or loss from the change in fair value of the warrant in the period in which the change occurred. A gain results principally from a decline in our share price during the period and a loss will result principally from an increase in our share price.

Transaction costs allocated to warrant liabilities and Loss on issuance of warrant liabilities. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments. Transaction costs on the Series H warrants in February 2026 amounted to $0.7 million. The loss on issuance of the warrant liabilities for the Series H warrants was $15.2 million as compared to no loss for the prior quarterly period in 2025.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(6,111)	$(4,564)
Net cash provided by financing activities	7,612	7,999
Effect of exchange rate changes on cash and cash equivalents	(62)	3
Net increase in cash and cash equivalents	$1,439	$3,438

Cash used in operating activities

Cash used in operations was $6.1 million for the three months ended March 31, 2026. This $1.5 million increase over the prior year period of $4.6 million was primarily due to the timing of costs incurred and associated payments for clinical trial expenses and drug production and other testing related expenses.

Cash provided by financing activities

On February 19, 2026, we entered into warrant inducement agreements with certain holders of our existing equity-classified Series E and Series F warrants. Pursuant to the agreements, the holders exercised warrants to purchase an aggregate of 2,122,652 shares of our common stock at an exercise price of $3.90 per share, resulting in aggregate gross proceeds of approximately $8.3 million. In consideration for such exercises, we issued new Series H warrants to purchase up to 6,367,956 shares of common stock. The Series H warrants have a five-year term and an exercise price of $2.3976 per share. The warrants contain customary anti-dilution adjustments and beneficial ownership limitations and became exercisable upon stockholder approval in April 2026. As a result of the completion of this transaction, the exercise price of our outstanding Series E warrants was adjusted to $3.00 per share, and the number of shares underlying the remaining outstanding Series E warrants increased, in each case pursuant to the anti-dilution provisions contained in such warrants. In addition, the exercise price of our outstanding Series F warrants was adjusted to $2.75 per share, and the exercise price of our outstanding Series G warrants was adjusted to $2.3976 per share. We recorded a deemed dividend of $1.8 million resulting from the downward adjustment to the exercise price of certain warrants and the increase in the number of shares underlying certain outstanding warrants, in each case triggered by the anti-dilution provisions contained in the original warrant agreements. The deemed dividend was recorded within additional paid-in capital and recognized as a reduction to income available to common stockholders.

On December 23, 2025, we increased the maximum aggregate gross sales price of our common stock that may be offered, issued and sold under our at the market equity offering agreement (the “2025 ATM Agreement”) with Roth Capital Partners, LLC (“Roth”), which we initially entered into in July 2025, from $6.5 million to $8.2 million. Pursuant to the terms of the 2025 ATM Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $8.2 million from time to time through or to Roth, acting as sales agent or principal. Roth may sell shares of our common stock in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. We pay Roth a commission equal to 3.0% of the gross proceeds from any shares of common stock sold under the 2025 ATM Agreement. During the first quarter of 2026, we sold 3,785 shares of common stock pursuant to the 2025 ATM Agreement for gross proceeds of approximately $18,000.

We believe that our cash on hand and cash equivalents as of March 31, 2026, plus the $0.8 million raised subsequent to the quarter via issuance of common stock under its ATM, is sufficient to fund our planned operations into the third quarter of 2026. This takes into account cash outlays for preparations for clinical trials beyond the current active trials. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. We must seek additional funds of approximately $25 million, to support MIRACLE and our operations into the first quarter of 2027 through the combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof to continue our operations in near term. We cannot provide assurance that such events or a combination thereof can be achieved.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies and use of estimates from those disclosed in our Form 10-K for the year ended December 31, 2025, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2025. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

We are subject to Nasdaq's continued listing requirements. We have in the recent past failed to satisfy one or more of the requirements, and if we fail to satisfy one or more of the requirements in the future, we may be delisted from Nasdaq.

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

During 2025, we received notices that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), which requires that we maintain a minimum of $2.5 million in stockholders’ equity, and Nasdaq Listing Rule 5550(a)(2), which related to the bid price for our common stock being below the minimum $1.00 per share (the “Bid Price Rule”).

On December 15, 2025, we received a letter from Nasdaq confirming that we had regained compliance with the Bid Price Rule because the closing bid price of the Company’s common stock was $1.00 per share or greater for the 10 consecutive business days from December 1, 2025, through December 12, 2025. On January 6, 2026, we received notice that we had regained compliance with the Equity Rule and that the Company was in compliance with all applicable continued listing standards.

Although we are currently in compliance with all Nasdaq continued listing standards, there is no assurance that we will be able to maintain such compliance in the future. Delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors and general investors that will consider investing in our common stock, a reduction in the number of market makers in our common stock, a reduction in the availability of information concerning the trading prices and volume of our common stock, a reduction in the number of broker-dealers willing to execute trades in shares of our common stock or interest in business development opportunities. Further, we would likely become a “penny stock”, which would make trading of our common stock more difficult.

We will require additional financing in the near term, which financing may result in the reduction of the exercise price of certain of our warrants.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Annamycin.

Our Series G warrants and Series H warrants, which combined represent the potential issuance of 8,978,779 shares of common stock, provide that if, while such warrants are outstanding, we sell any common stock and/or common stock equivalents other than in connection with certain exempt issuances, at a purchase price per share less than the exercise price of the warrants in effect immediately prior to such sale, then immediately after such sale the exercise price of the Series G warrants and/or Series H warrants then in effect will be reduced to an amount equal to the new issuance price, subject to floor prices of $1.326 and $0.962, respectively.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously disclosed in our Current Report on Form 8-K on February 20, 2026, we did not sell any unregistered equity securities during the fiscal quarter ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

On May 6, 2026, we agreed to issue warrants to purchase 100,000 shares of common stock with an exercise price of $2.48 per share to an entity providing consulting services, which warrants will vest in 12 equal monthly installments over one year, subject to the entity's continued provision of consulting services to the Company. The warrant was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 available under Section 4(a)(2) thereunder.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to exhibit 3.1 of the Form S-1/A filed March 21, 2016)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed May 24, 2019)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed January 29, 2021)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed March 19, 2024)

3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc., dated August 21, 2025 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 27, 2025)

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc., filed with the Secretary of State of the State of Delaware. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed November 28, 2025)

3.7	Amended and Restated Bylaws of Moleculin Biotech., Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed December 17, 2021)

4.1	Form of Series H Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed February 20, 2026)

10.1	Form of Inducement Letter dated February 19, 2026 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed February 20, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer Pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MOLECULIN BIOTECH, INC.

Date: May 14, 2026	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)