Form 10-Q
period 2026-06-30
Moleculin Biotech, Inc.
filed 2026-08-13
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The registrant had 19,477,380 shares of common stock outstanding at August 6, 2026.

Moleculin Biotech, Inc.

Form 10-Q

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$7,262	$8,878
Prepaid expenses and other current assets	1,461	808
Total current assets	8,723	9,686
Intangible assets	11,148	11,148
Other non-current assets	900	900
Operating lease right-of-use asset	254	314
Furniture and equipment, net	62	78
Total assets	$21,087	$22,126

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,337	$3,508
Accrued expenses and other current liabilities	4,976	3,346
Total current liabilities	9,313	6,854
Operating lease liability - long-term, net of current portion	147	222
Warrant liability	40	44
Total liabilities	9,500	7,120
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,100,000 and 3,199,228 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	7	3
Additional paid-in capital	238,128	220,997
Accumulated other comprehensive income (loss)	(64)	10
Accumulated deficit	(226,484)	(206,004)
Total stockholders’ equity	11,587	15,006
Total liabilities and stockholders’ equity	$21,087	$22,126

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	5,450	3,600	10,828	7,036
General and administrative	2,103	2,091	4,591	4,568
Depreciation and amortization	8	29	16	59
Total operating expenses	7,561	5,720	15,435	11,663
Loss from operations	(7,561)	(5,720)	(15,435)	(11,663)
Other income (loss):
Gain (loss) from change in fair value of warrant liability	(7)	(560)	10,763	(560)
Transaction costs allocated to warrant liabilities	(2)	(1,207)	(695)	(1,207)
Loss on issuance of warrant liabilities	—	(10,352)	(15,158)	(10,352)
Other income, net	13	4	88	13
Interest income (expense), net	(78)	26	(43)	56
Net loss	$(7,635)	$(17,809)	$(20,480)	$(23,713)

Warrant deemed dividend	(329)	—	(2,094)	—

Net loss available to common stockholders	$(7,964)	$(17,809)	$(22,574)	$(23,713)

Net loss per common share - basic and diluted	$(1.40)	$(28.68)	$(4.60)	$(47.61)
Weighted average common shares outstanding, basic and diluted	5,680,717	621,056	4,906,899	498,087

Net loss	$(7,635)	$(17,809)	$(20,480)	$(23,713)
Other comprehensive income (loss):
Foreign currency translation	(12)	—	(74)	3
Comprehensive loss	$(7,647)	$(17,809)	$(20,554)	$(23,710)

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,480)	$(23,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	59
Stock-based compensation	816	902
Change in fair value of warrant liability	(10,763)	560
Loss on issuance of warrant liabilities	15,158	10,352
Operating lease, net	(16)	116
Transaction costs allocated to warrant liabilities	695	1,207
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(653)	(1,503)
Accounts payable	829	1,526
Accrued expenses and other current liabilities	1,630	348
Net cash used in operating activities	(12,768)	(10,146)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from sale of common stock, pre-funded and common warrants and warrant inducement, net of issuance and transaction costs	7,608	13,412
Proceeds from exercise of warrants	2,817	10
Proceeds from issuance of common stock under at-the-market equity program, net of transaction costs	800	—
Net cash provided by financing activities	11,225	13,422
Effect of exchange rate changes on cash and cash equivalents	(73)	3
Net increase (decrease) in cash and cash equivalents	(1,616)	3,279
Cash and cash equivalents - beginning of period	8,878	4,278
Cash and cash equivalents - end of period	$7,262	$7,557

Non-cash investing and financing activities:
Equity warrants issued in relation to liability classified warrant inducements	$23,435	$—
Reclassification of warrant liabilities to equity upon contractual reset of exercise price	$12,675	$—
Deemed dividends in connection with warrant amendments	$2,094	$—
Offering costs included in accounts payable and accrued liabilities	$—	$553
Transaction costs related to the sale of common stock, pre-funded and common warrants, and warrant inducements	$—	$584

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(Unaudited)

	Six Months Ended June 30, 2026
	Common stock - shares	Common stock - Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2025	3,199,228	$3	$220,997	$(206,004)	$10	$15,006
Warrant inducement and exercise of common stock warrants	2,122,652	2	—	—	—	2
Issuance of common stock in connection with Consulting Agreements	6,409	—	—	—	—	—
Issuance of common stock under at-the-market equity program, net of transaction costs	3,785	—	18	—	—	18
Warrants exercised	2,279	—	9	—	—	9
Common stock issued upon vesting of restricted stock units (net of taxes)	1,997	—	—	—	—	—
Reclassification of warrant liabilities to equity upon contractual reset of exercise price	—	—	12,675	—	—	12,675
Warrant deemed dividend	—	—	1,765	—	—	1,765
Deemed dividend in connection with warrant amendment	—	—	(1,765)	—	—	(1,765)
Stock-based compensation	—	—	380	—	—	380
Consolidated net loss	—	—	—	(12,845)	—	(12,845)
Cumulative translation adjustment	—	—	—	—	(62)	(62)
Balance, March 31, 2026	5,336,350	$5	$234,079	$(218,849)	$(52)	$15,183
Warrants exercised	1,396,500	2	2,807	—	—	2,809
Issuance of common stock under at-the-market equity program, net of transaction costs	354,757	—	806	—	—	806
Issuance of common stock in connection with Consulting Agreements	12,393	—	—	—	—	—
Warrant deemed dividends	—	—	329	—	—	329
Deemed dividend in connection with warrant amendments	—	—	(329)	—	—	(329)
Stock-based compensation	—	—	436	—	—	436
Consolidated net loss	—	—	—	(7,635)	—	(7,635)
Cumulative translation adjustment	—	—	—	—	(12)	(12)
Balance, June 30, 2026	7,100,000	$7	$238,128	$(226,484)	$(64)	$11,587

	Six Months Ended June 30, 2025
	Common stock - shares	Common stock - Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2024	135,155	$—	$183,693	$(172,444)	$(41)	$11,208
Warrant inducement and exercise of repriced common stock warrants at $1.00 per share	233,143	1	5	—	—	6
Warrants exercised	150,801	—	4	—	—	4
Issued for cash - sale of common stock, pre-funded and common warrants	46,000	—	1	—	—	1
Stock-based compensation	—	—	485	—	—	485
Consolidated net loss	—	—	—	(5,904)	—	(5,904)
Equity warrants issued	—	—	7,988	—	—	7,988
Cumulative translation adjustment	—	—	—	—	3	3
Balance, March 31, 2025	565,099	$1	$192,176	$(178,348)	$(38)	$13,791
Common stock issued upon vesting of restricted stock units (net of taxes)	—	—	—	—	—	—
Warrants exercised	244,319	6	—	—	—	6
Issued for cash - sale of common stock, pre-funded and common warrants	398,881	10	—	—	—	10
Stock-based compensation	—	—	417	—	—	417
Consolidated net loss	—	—	—	(17,809)	—	(17,809)
Cumulative translation adjustment	—	—	—	—	—	—
Balance, June 30, 2025	1,208,299	$17	$192,593	$(196,157)	$(38)	$(3,585)

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015. MBI is a late-stage pharmaceutical development company currently conducting a pivotal Phase 2/3 trial evaluating Annamycin, also known by its non-proprietary name "naxtarubicin", in combination with cytarabine for the treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). The Company has two additional portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded primarily by investigators at academic institutions. In June 2018, we formed Moleculin Australia Pty. Ltd., a wholly owned subsidiary to oversee pre-clinical development in Australia. In April 2026, the board of directors of both MBI and the Australian subsidiary approved the closing of this subsidiary to reduce corporate overhead costs. With the MIRACLE trial focused in the US, Europe, and, possibly, the Middle East, future activities are not anticipated to include Australia.

Each of its three core technologies is based substantially on discoveries at, or in conjunction with and with rights originating from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas, and features one or more drugs that have successfully completed a Phase 1 clinical trial. Three of its drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2 clinical trials. Since MBI’s inception, its drugs have completed, are in planning, are currently in, or have been permitted to proceed in, eighteen clinical trials. Annamycin, in a unique multilamellar lipid formulation, is the Company’s lead molecule, has completed several clinical trials in AML and soft tissue sarcoma and in March 2025 began treating subjects in its Phase 2/3 clinical trial for the treatment of R/R AML. The latter is the main focus of the Company’s management and resources. Annamycin was in two concluded Phase 1B/2 clinical trials for treating soft tissue sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), one of which was physician-sponsored. The Company announced in 2025 a physician-sponsored trial for Annamycin for the treatment of pancreatic cancer intended to begin in the second half of 2026. Additionally, there is another Phase 1B/2 clinical trial that is physician sponsored which is investigating using WP1066 in combination with radiation for the treatment of glioblastoma, a form of brain cancer. There is another pediatric brain tumor trial also in the planning stages for late 2026.

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

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies and liquidity, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the significant accounting policies during the three and six months ended June 30, 2026, except as discussed further below under Changes in Accounting Policy.

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

Going Concern and Liquidity - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations and the attainment of profitable operations. As of  June 30, 2026, the Company had an accumulated deficit of $226.5 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $7.3 million as of June 30, 2026, is not sufficient to fund its planned operations for a period of at least one year from when these condensed consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to seek additional funding through one or more of the following: a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. There can be no assurance that such events or a combination thereof can be achieved.

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

Intangible Assets – Acquired intangible assets identified as in-process research and development (IPR&D) assets, are considered indefinite lived until the completion or abandonment of the associated research and development efforts. If the associated research and development effort is abandoned, the related IPR&D assets will be written-off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. Intangible assets are tested for impairment on an annual basis, which was completed as of September 30, 2025, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$1,035	$512
Vendor prepayments and deposits	388	278
Prepaid sponsored research	34	11
Non-trade receivables	4	7
Total prepaid expenses and other current assets	$1,461	$808

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

The following table provides the financial liabilities reported at fair value and measured on a recurring basis at June 30, 2026 and December 31, 2025 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of June 30, 2026:	$40	$—	$—	$40
Fair value of warrant liability as of December 31, 2025:	$44	$—	$—	$44

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

Three Months Ended June 30, 2026	Warrant Liability Long-Term
Balance, March 31, 2026	$33
Change in fair value - net	7
Balance, June 30, 2026	$40

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of  December 31, 2025 and then is adjusted for changes in fair value that occurred during the six months ended June 30, 2026. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and  may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Six Months Ended June 30, 2026	Warrant Liability Long-Term
Balance, December 31, 2025	$44
Warrants issued	23,435
Warrants exercised	(1)
Warrants reclassification	(12,675)
Change in fair value - net	(10,763)
Balance, June 30, 2026	$40

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended  June 30, 2026 and 2025, approximately 12.7 million and 1.0 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the six months ended June 30, 2026 and 2025, approximately 11.3 million and 0.7 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date of these unaudited condensed consolidated financial statements were issued. See Note 8. Subsequent Events included in these unaudited condensed financial statements.

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

Change in Accounting Policy - During the quarter ended September 30, 2025, the Company changed its accounting policy related to the classification of certain outstanding warrants. Prior to the change in accounting policy, the Company's policy was to account for warrants with a certain contingent settlement provision as liability warrants, initially measuring them at fair value on the date of issuance. The warrants were previously remeasured at fair value at the end of each reporting period, with the related liability reflected on the Company's balance sheet. The changes in fair value during each previous reporting period were recognized as a gain (loss) from change in fair value of warrant liability in the Company's condensed consolidated statement of operations. The Company has changed its policy and warrants that contain this certain contingent settlement provision will be accounted as equity under ASC 815-40-15-7C through 15-7F and ASC 505. The Company concluded that accounting for its warrants as equity instruments is preferable under ASC 250, as equity classification better reflects the economic substance of the arrangement and enhances the clarity and consistency of the Company's financial reporting. As a result of this change in accounting policy, all warrants issued prior to 2025, and certain warrants issued in 2025, that were previously accounted for as liability awards due to the certain contingent settlement provision will now meet the equity classification criteria under ASC 815-40 and will be classified as equity instruments. The effects of the change in accounting policy from warrant liabilities to equity have been retrospectively applied to all periods presented in these condensed consolidated financial statements. Certain warrants issued in 2025 will continue to be classified as a liability as these warrants contain features other than the contingent settlement provision that cause liability classification. See also Note 4 - Warrants and Equity.

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

The following financial statement line items were impacted by the change in accounting policy, as shown in the tables below (in thousands, except per common share data):

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	As Reported	As Adjusted	Effect of	As Reported	As Adjusted	Effect of
	Under Old Policy	Under New Policy	Change	Under Old Policy	Under New Policy	Change
Condensed Consolidated Statement of Operations
Gain (loss) from change in fair value of warrant liability	$9,609	$(560)	$(10,169)	$18,663	$(560)	$(19,223)
Transaction costs allocated to warrant liabilities	(1,207)	(1,207)	—	(2,995)	(1,207)	1,788
Loss on issuance of warrant liabilities	(10,352)	(10,352)	—	(18,150)	(10,352)	7,798
Net loss	(7,640)	(17,809)	(10,169)	(14,076)	(23,713)	(9,637)
Net loss per common share - basic and diluted	(12.30)	(28.68)	(16.38)	(28.26)	(47.61)	(19.35)
Other comprehensive income (loss)	(7,640)	(17,809)	(10,169)	(14,073)	(23,710)	(9,637)

The change in accounting policy did not have a material effect on the statement of cashflows for any current or prior period presented.

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	June 30, 2026	December 31, 2025
Payroll and bonuses	$2,612	$1,821
Research and development	1,911	1,117
Legal, regulatory, professional and other	308	271
Operating lease liability - current	145	137
Total accrued expenses and other current liabilities	$4,976	$3,346

4. Warrants and Equity

Warrant and Stock Issuances

During June of 2026, Series H warrants were exercised for the issuance of 1,396,500 shares at $2.01 per share for proceeds of approximately $2.8 million.

On February 19, 2026, the Company entered into warrant inducement agreements with certain holders of our existing equity-classified Series E and Series F warrants. Pursuant to the agreements, the holders exercised warrants to purchase an aggregate of 2,122,652 shares of the Company’s common stock at an exercise price of $3.90 per share, resulting in aggregate gross proceeds of approximately $8.3 million. In consideration for such exercises, the Company issued new Series H warrants to purchase up to 6,367,956 shares of common stock. The Series H warrants have a five-year term and had an initial exercise price of $2.3976 per share. The warrants contain customary anti-dilution adjustments and beneficial ownership limitations and became exercisable upon stockholder approval in April 2026. As a result of the completion of this transaction, the exercise price of the Company’s outstanding Series E warrants was adjusted to $3.00 per share, and the number of shares underlying the remaining outstanding Series E warrants increased, in each case pursuant to the anti-dilution provisions contained in such warrants. In addition, the exercise price of the Company’s outstanding Series F warrants was adjusted to $2.75 per share, and the exercise price of the Company’s outstanding Series G warrants was adjusted to $2.3976 per share.

During the six months ended June 30, 2026, the Company recorded deemed dividends resulting from the downward adjustment to the exercise price of certain warrants and the increase in the number of shares underlying certain outstanding warrants, in each case triggered by the anti-dilution provisions contained in the original warrant agreements. The deemed dividends were recorded to additional paid-in capital and recognized as a reduction to income available to common stockholders.

Warrants

The Company uses the Monte Carlo simulation model to reflect the impact of the down round feature to the warrants and also uses a Black-Scholes option pricing model (BSM) to determine the fair value of its liability warrants at each reporting date, the date of issue and any other measurement date during the quarter. The risk-free interest rate assumption is based upon observed interest rates on zero coupon US Treasury bonds linearly interpolated to obtain a maturity period commensurate with the term of the warrants. Estimated volatility is a measure of the amount by which the Company's stock price is expected to fluctuate each year during the expected life of the warrants.

Liability Classified Warrants

The assumptions used in determining the fair value of the Company's outstanding liability classified warrants are as follows:

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.1	3.6%
Volatility	125.1	114.3%
Expected life (years)	4.1	4.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the six months ended June 30, 2026 and related information follows:

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2026	14,240	$3.90	$3.90	$3.90	4.6
Granted	6,367,956	$2.40	$2.40	$2.40	5.2
Adjustment for VWAP	3,589	$3.00	$3.00	$3.00	4.1
Exercised	(2,279)	$3.90	$3.90	$3.90	5.2
Reclassed to equity warrants	(6,367,956)	$2.40	$2.40	$2.40	5.2
Balance at June 30, 2026	15,550	$3.00	$3.00	$3.00	4.1
Exercisable at June 30, 2026	15,550	$3.00	$3.00	$3.00	4.1

For a summary of the changes in fair value and the impact of changes in accounting policy associated with the Company's warrant liability for the six months ended June 30, 2026, see Note 2 - Basis of presentation, principles of consolidation and significant accounting policies and liquidity.

Equity Classified Warrants

A summary of the Company's equity classified warrant activity during the six months ended June 30, 2026 and related information follows:

	Number of Shares	Range of Warrant Exercise
	Under Warrant	Price per Share
Balance at January 1, 2026	7,588,026	$2.75	$1,361.25
Granted	115,000	$2.48	$2.64
Adjustment for VWAP	593,085	$3.00	$3.00
Exercised	(3,519,152)	$2.01	$3.90
Reclassed from liability warrants	6,367,956	$2.40	$3.00
Expired warrants	(191)	$1,361.25	$1,361.25
Balance at June 30, 2026	11,144,724	$2.01	$1,155.00
Exercisable at June 30, 2026	10,982,056	$2.01	$1,155.00

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

During May 2026, the Company sold an additional 354,757 shares of common stock pursuant to the 2025 ATM Agreement for net proceeds of approximately $0.8 million. The lowest price of the shares sold was $2.01. As a result and due to provisions in certain warrants, deemed dividends of $0.3 million were recorded as a reduction to income available to common stockholders.

5. Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025, respectively, is as follows (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$256	$300	$503	$665
Research and development	180	117	313	237
Total stock-based compensation expense	$436	$417	$816	$902

The Company recorded stock compensation expense for the equity classified warrants relating to non-employee consulting agreements of $47,000 and $29,000 for the three months ended  June 30, 2026 and 2025, and $86,000 and $56,000 for the six months ended June 30, 2026 and 2025, respectively, which are included in the table above. As of  June 30, 2026 and 2025, there were $305,000 and $319,000 in unrecognized stock compensation expense, respectively, related to the Company's equity classified warrants. As of June 30, 2026, there were 14,105 shares remaining to be issued under the Company's equity compensation plan.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2026 as a result of the losses recorded during the three and six months ended June 30, 2026 and the additional losses expected for the remainder of 2026 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of June 30, 2026 and  December 31, 2025, the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 is nil. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants, Internal Revenue Code Section 162(m) limitations and ISO activity, as well as the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of June 30, 2026.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three and six months ended June 30, 2026 and 2025, respectively (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost:	2026	2025	2026	2025
Operating lease cost	$37	$38	$75	$75
Variable lease cost	7	7	14	14
Total	$44	$45	$89	$89

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

The Company has an extended lab lease until September 30, 2027, with no further right or option to renew. The Company recorded approximately $12,000 in sublease income for the three months ended June 30, 2026 and 2025, and $37,000 for the six months ended June 30, 2026 and 2025. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases was $41,000 and $39,000 for the three months ended  June 30, 2026 and 2025, respectively, and $81,000 and $79,000 for the six months ended June 30, 2026 and 2025, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $33,000 for both the three months ended June 30, 2026 and 2025, and $65,000 and $83,000 for the six months ended June 30, 2026 and 2025, respectively. In October 2025, the Company entered into two separate options to license certain intellectual property related to WP1122 and a new formulation on WP1066. Such licenses are tied to continued support of sponsored research at MD Anderson discussed below.

Sponsored Research Agreements - The expenses recognized under the agreements were $212,000 and $51,000 for the three months ended June 30, 2026 and 2025, respectively, and $424,000 and $313,000 for the six months ended June 30, 2026 and 2025, respectively. The Company entered into a research agreement with MD Anderson until 2027. Such research supports the development efforts of the Company's three core technologies.

8. Subsequent Events

On August 3, 2026, the Company completed a public offering of (i) 12,376,667 shares of common stock, or pre-funded warrants in lieu thereof, and (ii) Series I Warrants to purchase up to 37,130,001 shares of common stock. The combined public offering price was $0.75 per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant. Each pre-funded warrant is exercisable into one share of common stock at an exercise price of $0.001 per share and expires when exercised in full. The Series I Warrants are exercisable into one share of common stock at an exercise price of $0.75 per share and expire on the five-year anniversary of the closing date. The Series I Warrants contain anti-dilution provisions that reduce the exercise price (subject to a floor price of $0.21) in the event the Company issues common stock or common stock equivalents at a price below the then-current exercise price, other than in connection with certain exempt issuances. In connection with the offering, the Company agreed not to issue any shares of common stock or securities convertible into common stock for 45 days after the closing date, subject to certain exceptions, and agreed not to effect any variable rate transaction for 180 days after the closing date. The Company received gross proceeds of approximately $9.3 million in the offering, before deducting placement agent fees and other offering expenses. The Company paid total placement agent fees and other offering expenses of approximately $0.8 million. Due to the pricing of the offering, and certain provisions, the exercise price of the Company’s outstanding Series G warrants was adjusted to $1.326 per share, and the exercise price of the Company’s outstanding Series H warrants was adjusted to $0.962 per share. The Company issued 11,088,334 common shares, and prefunded warrants for 1,288,333 shares, which were exercised shortly after the offering.

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

•	The need to obtain and retain regulatory approval of our drug candidates, both in the US and in Europe, and in countries deemed necessary for future trials;
•	Our ability to complete our clinical trials in a timely fashion in line with our stated milestones and within our expected budget and resources;
•	Our ability to regain and then maintain compliance with the continued listing requirements of the Nasdaq Capital Market;
•	Our ability to source our drug products at reasonable prices;
•	Compliance with obligations under intellectual property licenses with third parties;
•	Any delays in regulatory review and approval of drug candidates in clinical development;
•	Potential efficacy of our drug candidates;
•	Our ability to commercialize our drug candidates;
•	Market acceptance of our drug candidates;
•	Competition from existing therapies or new therapies that may emerge;
•	Potential product liability claims;
•	Our dependency on third-party manufacturers to successfully, and timely, supply or manufacture our drug candidates for our preclinical work and our clinical trials;
•	Our ability to establish or maintain collaborations, licensing or other arrangements;
•	Our ability and third parties’ abilities to protect intellectual property rights;
•	Our ability to adequately support future growth; and
•	Our ability to attract and retain key personnel to manage our business effectively.

We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Our Business

Moleculin is a late-stage pharmaceutical development company currently evaluating Annamycin, also known as L-Annamycin and by its generic name "naxtarubicin”, which we believe is a "next-generation” anthracycline and, with it, are conducting a pivotal Phase 2/3 trial in combination with cytarabine for the treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). We call this the "MIRACLE” trial (derived from Moleculin R/R AML AnnAraC Clinical Evaluation). We released interim unblinded data on June 30, 2026 for the first 45 subjects of Part A of MIRACLE where the Annamycin arms demonstrated a complete remission (CR) rate at least three times greater than the control arm’s CR rate. The unblinding of Part A’s full 90 subjects (including the first 45 subjects already released) is expected in the December 2026 to February 2027 timeframe, thereby concluding Part A of the two-part trial. Since results from Part A will be combined with Part B to determine the trial outcome, this means that preliminary primary endpoint results for approximately 20% of the total trial will be disclosed with the completion of Part A. We believe such early visibility for a pivotal registration-enabling trial is unique in that stakeholders will receive preliminary safety and efficacy data long before the conclusion of the trial.

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

Each of our three core technologies is based substantially on discoveries made at, made in conjunction with, and/or licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas. For each of the core technologies, one or more drug candidates have successfully completed a Phase 1 or greater clinical trial. Three of our drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2, Phase 2, Phase 2/3 clinical trials. One of those drug candidates is Annamycin, which is currently in the MIRACLE trial.

We believe Annamycin is a first-in-class, next-generation anthracycline and DNA-binding agent designed to overcome key limitations associated with currently approved anthracyclines. Whereas first- and second-generation anthracyclines are currently used to treat approximately half of all cancers, they carry with them the burden of dangerous cardiotoxicity and efficacy limitations associated with multidrug resistance mechanisms and poor tissue/organ distribution. Later generation anthracyclines are comprised mainly of attempts to reduce cardiotoxicity or enhance anticancer activity, but we believe have failed to deliver the necessary safety and efficacy profiles to win approval or gain market acceptance. Annamycin is an entirely new chemical entity integrating a new molecular structure intended to enhance its ability to selectively kill cancer cells and reduce toxic side effects. Annamycin possesses a unique and innovative multilamellar lipid-based delivery system designed to improve bioavailability and to increase therapeutic window. The result is a next-generation anthracycline that we believe effectively addresses critical problems associated with currently used anthracyclines. It is our lead drug candidate, and we have concluded a Phase 1B/2 clinical trial for treating AML and are now conducting a Phase 3 clinical trial for R/R AML, which we believe will be registration enabling. We have also sponsored two Phase 1B/2 clinical trials of Annamycin for treating soft tissue sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), the results of which we believe support further clinical development beyond Phase 1 and further evaluation of Annamycin’s therapeutic potential in this indication.

We believe that our lead drug candidate Annamycin has:

•	The following advantages over early-generation anthracyclines which in their totality support Annamycin’s classification as a “next-generation” anthracycline: 1) demonstrated across five clinical trials to be non-cardiotoxic (n=90) with some patients being safely dosed at five times the typical lifetime maximum allowable anthracycline dose, (which potentially enables repeated dosing, consolidation and even use as a maintenance therapy); 2) exhibits no vesicant activity as well as greater tolerability, making it safer to handle and administer and easier on patients; 3) shown in preclinical models to circumvent multidrug resistance by avoiding MDR1 mechanisms and also to avoid cross-resistance with some of the most commonly used drugs for the treatment of AML (as well as many other cancers), including currently prescribed anthracyclines, cytarabine and venetoclax and, 4) exhibited in preclinical models substantially improved tissue/organ distribution;
•	Demonstrated positive clinical activity in our MB-106 trial with a CR rate of 50% and a composite complete remission (CRc) rate of 60% in combination with cytarabine for the treatment of R/R AML as second line therapy (n=10). On an all-comer’s basis (no limit on prior lines of therapy), the population of subjects who achieved a CR (n=8) demonstrated durability of approximately 13 months with median overall survival of 15 months and developing at the time of analysis (the median OS was still immature/not reached), with 4 of 8 subjects (50%) censored;
•	Exhibited positive preliminary unblinded efficacy results from the first 45 patients enrolled in Part A of the Company's pivotal Phase 2/3 MIRACLE trial, analyzed on a full intent-to-treat basis with no patient exclusions with both Annamycin treatment arms demonstrating favorable efficacy trends compared with the control arm in patients with relapsed or refractory acute myeloid leukemia (R/R AML). The interim analysis in a difficult to treat population (increased age and prior venetoclax therapies included) demonstrated an efficacy advantage for both Annamycin treatment arms, 190 mg/m² plus HiDAC and 230 mg/m² plus HiDAC, over the HiDAC control arm. CR reached 43% and 36% in the respective Annamycin cohorts, compared with 12% for control, while CRc reached 50% and 57%, respectively, versus 29% for the control arm;
•	Shown encouraging activity in a total of five different clinical trials, which are now complete with clinical study reports for internally funded trials, funded both internally and externally (through investigator-initiated trials); specifically including relapsed and refractory AML with complete remission rates significantly above currently approved second line therapies and STS lung mets with overall survival as a median seventh line therapy comparable to overall survival seen with approved first line monotherapies; and
•	Composition of matter patent protection through 2040 with the potential to extend as far as 2045 as well as Orphan Drug and Fast Track designation.

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

Recent Business Developments

Annamycin

Clinical, Market Research and Scientific/Regulatory Updates

Clinical

Blinded data update (n=62): On July 31, 2026, we announced updated preliminary blinded results from Part A of our MIRACLE trial. With 62 subjects evaluable to date in Part A, the preliminary blinded CR rate was 24% and the CRc rate was 37%. Of those 62 subjects, 30, or 48%, had previously received a venetoclax-based regimen. Among that subgroup, the preliminary blinded CR and CRc rates were 23% and 37%, respectively, essentially identical to the evaluable population as a whole. Because this analysis remains blinded, it includes subjects randomized to the control arm and is therefore expected to be lower than the unblinded Annamycin-arm results reported at the June 2026 interim analysis, stated below. The two sets of response rates – blinded data versus unblinded data - are not directly comparable.

Across three successive blinded analyses, at 30, 45 and 62 evaluable subjects, the blinded CRc has remained within a narrow band of approximately 37% to 40%, while the proportion of subjects entering the trial after failure of a first-line venetoclax-based regimen has risen from 31.1% in the n=45 population to 48% in the latest blinded data readout. As of August 6, 2026, enrollment stands at 76 of 90 subjects, and additional subjects continue to be identified by site investigators. The Company expects to treat the 90th subject in September 2026, with unblinding of the comprehensive Part A data anticipated in the December 2026 to February 2027 timeframe. The trial continues with no evidence of drug-related cardiotoxicity.

Unblinded data update (n=45): On June 30, 2026, we announced positive preliminary unblinded efficacy results from the first 45 patients enrolled in Part A of the Company's pivotal Phase 2/3 MIRACLE trial, analyzed on a full intent-to-treat basis with no patient exclusions. Both Annamycin treatment arms demonstrated favorable efficacy trends compared with the control arm in patients with relapsed or refractory acute myeloid leukemia (R/R AML). The interim analysis demonstrated a clear efficacy advantage for both Annamycin treatment arms, 190 mg/m² plus HiDAC and 230 mg/m² plus HiDAC, over the HiDAC control arm. CR reached 43% and 36% in the respective Annamycin cohorts, compared with 12% for control, while CRc reached 50% and 57%, respectively, versus 29% for the control arm. The n=45 population contained 75.6% over 60 years of age, 55.6% 7 days of cytarabine plus 3 days of an anthracycline (7+3) and 31.1% venetoclax regimens for first line (1L) therapies. Importantly, the remission rates for all three arms, including the control arm, reflect outcomes measured after only a single cycle of therapy, as specified by the MIRACLE protocol. The most commonly cited historical benchmarks in this setting, including the MIRROS and CLASSIC I studies, as well as Moleculin’s own MB-106 study, permitted multiple cycles of treatment. The Company therefore expected absolute remission rates for both the control and Annamycin arms in this single-cycle interim analysis to be lower than those reported in such multi-cycle datasets and believes the most meaningful comparison is the performance of the Annamycin arms relative to the concurrent, randomized control arm evaluated on the same single-cycle basis.

Blinded data update (n=45): On May 13, 2026, we reported that preliminary blinded efficacy data for the first 45 subjects treated continue to approximate previously disclosed results, including a composite complete remission rate (CRc) exceeding 40% and a complete remission (CR) rate of approximately 30%. These results compare favorably to historical CR rates from two major independent trials of approximately 17–18% observed with cytarabine alone in similar patient populations. Cytarabine monotherapy is considered a standard of care for second line treatment of AML.

Recruitment Update March 2026: On March 23, 2026, we announced that the 45th subject was enrolled in the MIRACLE trial, a milestone triggering the final phase of preparation for the trial’s highly anticipated interim 45 subject data unblinding, which remains on track for mid-2026.

Market Research

On June 5, 2026, we announced results from an independent market landscape assessment evaluating Annamycin in relapsed/refractory acute myeloid leukemia (R/R AML). The research demonstrated strong physician interest in Annamycin, with oncologists reporting an average likelihood-to-prescribe score of 6 out of 7. Physicians cited Annamycin's reported complete remission rates, MRD-negative responses, potential to bridge patients to bone marrow transplant, biomarker-agnostic applicability and no evidence of cardiotoxicity as key factors supporting potential adoption.

The study included perspectives from academic and community hematologist-oncologists, medical oncologists and pediatric AML specialists. Respondents consistently identified significant unmet need in R/R AML, particularly for patients without actionable mutations and those who relapse or progress following venetoclax-based therapy. Separately, interviews with hospital administrators and insurers revealed that payers view Annamycin as a potentially meaningful value proposition, driven by its efficacy and safety profile and applicability to a broad patient population.

Scientific/Regulatory

Poster on Cardiac Safety of Annamycin at ASCO

On May 29, 2026, new data were presented at the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting further reinforcing the differentiated cardiac safety profile of our lead drug candidate, Annamycin (also known as “L-Annamycin” or “naxtarubicin”). The poster presentation, titled “Cardiac safety of L-annamycin at high cumulative anthracycline exposure: Pooled analysis,” highlighted findings from a pooled analysis across five completed clinical trials evaluating Annamycin in patients with acute myeloid leukemia (AML) and soft tissue sarcoma. The analysis demonstrated no detectable cardiotoxicity despite cumulative exposure levels that substantially exceeded traditional lifetime anthracycline dose limitations.

The pooled analysis included 90 patients treated with Annamycin across five completed clinical trials, with source-verified paired pre- and post-treatment left ventricular ejection fraction (LVEF) assessments available for 78 patients. Patients received a median cumulative Annamycin dose of 660 mg/m², with exposure ranging from 210 mg/m² to 2,970 mg/m² – levels that, in many cases, substantially exceeded conventional anthracycline lifetime dose thresholds.

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

The independent cardiac review, conducted by a cardio-oncology laboratory at the Cleveland Clinic, analyzed comprehensive cardiac monitoring data from 90 patients treated with Annamycin. Among 78 patients with source-data verified pre- and post-treatment ejection fraction assessments, no patients met criteria for clinically significant left ventricular dysfunction. Mean ejection fraction remained stable, and no association was observed between cumulative dose and cardiac function decline. Additional analyses of serial ECGs, troponins, and global longitudinal strain assessments similarly demonstrated no evidence of drug-induced cardiotoxicity.

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

Abstract Accepted for Poster Presentation at the 2026 ASCO Annual Meeting

On April 21, 2026, we announced that an abstract highlighting data on our lead drug candidate, Annamycin, was accepted for poster presentation at the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting, was held May 29 – June 2, 2026, in Chicago, Illinois. The abstract, titled “Cardiac safety of L-annamycin at high cumulative anthracycline exposure: Pooled analysis,” was presented in a poster session focused on Symptom Science and Palliative Care. The abstract presented a pooled analysis evaluating the cardiac safety profile of Annamycin in patients with high cumulative exposure to anthracyclines, an important consideration given the known risk of cardiotoxicity associated with this class of chemotherapeutic agents.

Other Corporate

Financing in August 2026

On August 3, 2026, we completed a public offering of (i) 12,376,667 shares of common stock, or pre-funded warrants in lieu thereof, and (ii) Series I Warrants to purchase up to 37,130,001 shares of common stock. The combined public offering price was $0.75 per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant. Each pre-funded warrant is exercisable into one share of common stock at an exercise price of $0.001 per share and expires when exercised in full. The Series I Warrants are exercisable into one share of common stock at an exercise price of $0.75 per share and expire on the five-year anniversary of the closing date. The Series I Warrants contain anti-dilution provisions that reduce the exercise price (subject to a floor price of $0.21) in the event we issue common stock or common stock equivalents at a price below the then-current exercise price, other than in connection with certain exempt issuances. In connection with the offering, we agreed not to issue any shares of common stock or securities convertible into common stock for 45 days after the closing date, subject to certain exceptions, and agreed not to effect any variable rate transaction for 180 days after the closing date. We received gross proceeds of approximately $9.3 million in the offering, before deducting placement agent fees and other offering expenses. We paid total placement agent fees and other offering expenses of approximately $0.8 million. Due to the pricing of the offering, and certain provisions, the exercise price of our outstanding Series G warrants was adjusted to $1.326 per share, and the exercise price of our outstanding Series H warrants was adjusted to $0.962 per share. We issued 11,088,334 common shares, and prefunded warrants for 1,288,333 shares, which were exercised shortly after the offering.

Closing Australian Subsidiary

In June 2018, we formed Moleculin Australia Pty. Ltd., a wholly owned subsidiary to oversee pre-clinical development in Australia. In April 2026, we began the process of closing this subsidiary to reduce corporate overhead costs. Both the board of directors of Moleculin and the subsidiary approved the closing of the subsidiary. The subsidiary did not have any employees or conduct a separate line of business. With the MIRACLE trial focused in the US, Europe, and, possibly, the Middle East, future activities are not anticipated to include Australia.

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

Other Corporate

In May 2026, we sold 354,757 shares under the 2025 ATM Agreement for net proceeds of approximately $0.8 million where the lowest price sold was $2.01 per share which reset the Series G and H warrants' exercise price from $2.40 to $2.01 per share. These warrants were reset subsequent to the period to $1.326 and $0.962, respectively.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our condensed consolidated statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	5,450	3,600	10,828	7,036
General and administrative	2,103	2,091	4,591	4,568
Depreciation and amortization	8	29	16	59
Total operating expenses	7,561	5,720	15,435	11,663
Loss from operations	(7,561)	(5,720)	(15,435)	(11,663)
Other income (loss):
Gain (loss) from change in fair value of warrant liability	(7)	(560)	10,763	(560)
Transaction costs allocated to warrant liabilities	(2)	(1,207)	(695)	(1,207)
Loss on issuance of warrant liabilities	—	(10,352)	(15,158)	(10,352)
Other income, net	13	4	88	13
Interest income (expense), net	(78)	26	(43)	56
Net loss	$(7,635)	$(17,809)	$(20,480)	$(23,713)

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Research and Development Expense. Research and development (R&D) expense was $5.5 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $1.9 million is mainly related to the MIRACLE clinical trials of $1.1 million, additional nonclinical studies of $0.4 million, and $0.4 million in other research costs during the current quarter as compared to the prior year quarter.

Loss from Change in Fair Value of Warrant Liability. We recorded a net loss of $7 thousand in the second quarter of 2026 as compared to a net loss of $560 thousand in the second quarter of 2025, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. Changes in fair value are reflected in the statement of operations as a gain or loss from the change in fair value of the warrant in the period in which the change occurred. A gain results principally from a decline in our share price during the period and a loss will result principally from an increase in our share price.

Transaction costs allocated to warrant liabilities and Loss on issuance of warrant liabilities. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments. There were no offerings during the second quarter of 2026, therefore, there was no loss as compared to $10.4 million loss for the prior quarterly period in 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Research and Development Expense. Research and development (R&D) expense was $10.8 million and $7.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $3.8 million is primarily related to the MIRACLE clinical trials of $2.7 million, additional nonclinical studies of $0.7 million and other research costs of $0.4 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Gain (loss) from Change in Fair Value of Warrant Liability. We recorded a net gain of $10.8 million in the six months ended June 30, 2026 as compared to a net loss of $0.6 million in the six months ended June 30, 2025, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. Changes in fair value are reflected in the statement of operations as a gain or loss from the change in fair value of the warrant in the period in which the change occurred. A gain results principally from a decline in our share price during the period and a loss will result principally from an increase in our share price.

Transaction costs allocated to warrant liabilities and Loss on issuance of warrant liabilities. Proceeds of offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments. Transaction costs on the Series H warrants in February 2026 amounted to $0.7 million. The loss on issuance of the warrant liabilities for the Series H warrants was $15.2 million as compared to a $10.4 million loss for the prior six month period in 2025.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(12,768)	$(10,146)
Net cash provided by financing activities	11,225	13,422
Effect of exchange rate changes on cash and cash equivalents	(73)	3
Net increase (decrease) in cash and cash equivalents	$(1,616)	$3,279

Cash used in operating activities

Cash used in operations was $12.8 million for the six months ended June 30, 2026. This $2.7 million increase over the prior year period of $10.1 million was primarily due to the timing of costs incurred and associated payments for clinical trial expenses and drug production and other testing related expenses.

Cash provided by financing activities

During June of 2026, warrants were exercised for the issuance of 1,396,500 shares at $2.01 per share for proceeds of approximately $2.8 million.

In May 2026, we sold 354,757 shares under the 2025 ATM Agreement for net proceeds of approximately $0.8 million where the lowest price sold was $2.01 per share.

On February 19, 2026, we entered into warrant inducement agreements with certain holders of our existing equity-classified Series E and Series F warrants. Pursuant to the agreements, the holders exercised warrants to purchase an aggregate of 2,122,652 shares of our common stock at an exercise price of $3.90 per share, resulting in aggregate gross proceeds of approximately $8.3 million. In consideration for such exercises, we issued new Series H warrants to purchase up to 6,367,956 shares of common stock. The Series H warrants have a five-year term and an initial exercise price of $2.3976 per share. The warrants contain customary anti-dilution adjustments and beneficial ownership limitations and became exercisable upon stockholder approval in April 2026. As a result of the completion of this transaction, the exercise price of our outstanding Series E warrants was adjusted to $3.00 per share, and the number of shares underlying the remaining outstanding Series E warrants increased, in each case pursuant to the anti-dilution provisions contained in such warrants. In addition, the exercise price of our outstanding Series F warrants was adjusted to $2.75 per share, and the exercise price of our outstanding Series G warrants was adjusted to $2.3976 per share. In connection with the August 2026 offering, the exercise price of the outstanding Series G warrants was further adjusted to $1.326 per share, and the exercise price of the outstanding Series H warrants was adjusted to $0.962 per share.

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

We believe that our cash on hand and cash equivalents as of June 30, 2026, plus the $9.3 million gross proceeds raised subsequent to the quarter as described above, are sufficient to fund our planned operations into the first quarter of 2027. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. We must seek additional funds of approximately $8 million, to support MIRACLE and our operations into the second quarter of 2027 through the combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof to continue our operations in near term. We cannot provide assurance that such events or a combination thereof can be achieved.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently in compliance with Nasdaq’s continued listing requirements related to the bid price of our common stock and if we are unable to regain compliance with the listing requirements, our common stock will be delisted from Nasdaq which could have a material adverse effect on our financial condition and could make it more difficult for stockholders to sell their shares.

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

Since July 31, 2026, the closing price of our common stock has been below $1.00, and if our common stock remains below $1.00 for 30 consecutive business days we will not be in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we would normally be provided with a grace period of 180 calendar days to regain compliance with the Bid Price Rule. However, since we completed a reverse stock split on December 1, 2025, which is within the last one-year period, if we do not meet the Bid Price Rule, we will not be eligible for any compliance period and the Nasdaq Staff will provide written notification to us that our common stock may be delisted. We would then be entitled to appeal the Staff’s determination to a Nasdaq Listing Qualifications Panel and request a hearing. There can be no assurance that, if we do appeal the delisting determination by the Staff to the Nasdaq Listing Qualifications Panel, that such appeal would be successful.

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

We will require additional financing in the near term, which financing may result in the reduction of the exercise price of the Series I warrants that we issued in our August 2026 Offering.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Annamycin. The Series I warrants that we issued in the August 2026 Offering provide that if, while the Series I warrants are outstanding, we sell any common stock and/or common stock equivalents other than in connection with certain exempt issuances, at a purchase price per share less than the exercise price of the Series I warrants in effect immediately prior to such sale, then immediately after such sale the exercise price of the Series I warrants then in effect will be reduced to an amount equal to the new issuance price, subject to a floor price of $0.21 per share.

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

On June 12, 2026, we entered into a consulting agreement with an entity to provide financial services support pursuant to which we issued the consultant a ten-year warrant to purchase 15,000 shares of common stock at an exercise price of $2.64 per share vesting in eight equal installments over an eight-month period. The warrant was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 available under Section 4(a)(2) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

On August 10, 2026, Joy Yan resigned as a member of the Company's Board of Directors. Dr. Yan's resignation from the Board was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc., filed with the Secretary of State of the State of Delaware. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed November 28, 2025)

3.7	Amended and Restated Bylaws of Moleculin Biotech., Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed December 17, 2021)

4.1	Form of Series I Common Stock Purchase Warrant used in August 2026 offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed August 3, 2026)

4.2	Form of Pre-Funded Warrant used in August 2026 offering (incorporated by reference to exhibit 4.2 of the Form 8-K filed August 3, 2026)

10.1	Placement Agency Agreement dated July 31, 2026, by and between Moleculin Biotech, Inc. and Roth Capital Partners, LLC (incorporated by reference to exhibit 1.1 of the Form 8-K filed August 3, 2026)

10.2	Form of Securities Purchase Agreement used in August 2026 offering (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 3, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer Pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Accounting and Financial Officer Pursuant to Section 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MOLECULIN BIOTECH, INC.

Date: August 13, 2026	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)