Form 10-Q
period 2026-09-30
Moleculin Biotech, Inc.
filed 2026-11-13
CIK 1659617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MBRX	The NASDAQ Stock Market LLC

The registrant had 1,061,533 shares of common stock outstanding at November 6, 2026.

Moleculin Biotech, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Moleculin Biotech, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$7,287	$8,878
Prepaid expenses and other current assets	1,124	808
Total current assets	8,411	9,686
Intangible assets	11,148	11,148
Other non-current assets	900	900
Operating lease right-of-use asset	223	314
Furniture and equipment, net	54	78
Total assets	$20,736	$22,126

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,695	$3,508
Accrued expenses and other current liabilities	2,440	3,346
Total current liabilities	6,135	6,854
Operating lease liability - long-term, net of current portion	107	222
Warrant liability	5	44
Total liabilities	6,247	7,120
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 1,045,546 and 159,961 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	247,558	221,000
Accumulated other comprehensive income (loss)	(93)	10
Accumulated deficit	(232,977)	(206,004)
Total stockholders’ equity	14,489	15,006
Total liabilities and stockholders’ equity	$20,736	$22,126

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	4,488	3,738	15,317	10,774
General and administrative	2,114	2,147	6,705	6,715
Depreciation and amortization	8	21	24	81
Total operating expenses	6,610	5,906	22,046	17,570
Loss from operations	(6,610)	(5,906)	(22,046)	(17,570)
Other income (loss):
Gain from change in fair value of warrant liability	35	1,591	10,798	1,031
Transaction costs allocated to equity and liability warrant issuances	(12)	(530)	(707)	(1,737)
Loss on issuance of warrant liabilities	—	(20,609)	(15,158)	(30,962)
Other income, net	36	16	125	30
Interest income, net	58	39	15	96
Net loss	$(6,493)	$(25,399)	$(26,973)	$(49,112)

Warrant deemed dividends	(773)	—	(2,867)	—

Net loss available to common stockholders	$(7,266)	$(25,399)	$(29,840)	$(49,112)

Net loss per common share - basic and diluted	$(9.59)	$(340.43)	$(71.38)	$(1,179.03)
Weighted average common shares outstanding, basic and diluted	757,858	74,609	418,060	41,655

Net loss	$(6,493)	$(25,399)	$(26,973)	$(49,112)
Other comprehensive income (loss):
Foreign currency translation	(29)	(6)	(103)	(3)
Comprehensive loss	$(6,522)	$(25,405)	$(27,076)	$(49,115)

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(26,973)	$(49,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	81
Stock-based compensation	1,209	1,205
Change in fair value of warrant liability	(10,798)	(1,031)
Loss on issuance of warrant liabilities	15,158	30,962
Operating lease, net	(22)	113
Transaction costs allocated to equity and liability warrant issuances	707	1,737
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(315)	(1,166)
Accounts payable	179	43
Accrued expenses and other current liabilities	(907)	(201)
Net cash used in operating activities	(21,738)	(17,369)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from sale of common stock, pre-funded and common warrants and warrant inducement, net of issuance and transaction costs	15,847	18,676
Proceeds from exercise of warrants	2,831	1,121
Proceeds from issuance of common stock under at-the-market equity program, net of transaction costs	1,572	—
Net cash provided by financing activities	20,250	19,797
Effect of exchange rate changes on cash and cash equivalents	(103)	(3)
Net increase (decrease) in cash and cash equivalents	(1,591)	2,425
Cash and cash equivalents - beginning of period	8,878	4,278
Cash and cash equivalents - end of period	$7,287	$6,703

Non-cash investing and financing activities:
Equity warrants issued in relation to liability classified warrant inducements	$23,435	$—
Reclassification of warrant liabilities to equity upon contractual reset of exercise price	$12,675	$—
Deemed dividends in connection with warrant amendments	$2,867	$—
Offering costs included in accounts payable and accrued liabilities	$8	$351
Transaction costs related to the sale of common stock, pre-funded and common warrants, and warrant inducements	$—	$584

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for shares)

(Unaudited)

	Nine Months Ended September 30, 2026
	Common stock - shares	Common stock - Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2025	159,961	$—	$221,000	$(206,004)	$10	$15,006
Warrant inducement and exercise of common stock warrants	106,133	—	2	—	—	2
Issuance of common stock in connection with Consulting Agreements	320	—	—	—	—	—
Issuance of common stock under at-the-market equity program, net of transaction costs	189	—	18	—	—	18
Warrants exercised	114	—	9	—	—	9
Common stock issued upon vesting of restricted stock units (net of taxes)	100	—	—	—	—	—
Reclassification of warrant liabilities to equity upon contractual reset of exercise price	—	—	12,675	—	—	12,675
Warrant deemed dividend	—	—	1,765	—	—	1,765
Deemed dividend in connection with warrant amendment	—	—	(1,765)	—	—	(1,765)
Stock-based compensation	—	—	380	—	—	380
Consolidated net loss	—	—	—	(12,845)	—	(12,845)
Cumulative translation adjustment	—	—	—	—	(62)	(62)
Balance, March 31, 2026	266,817	$—	$234,084	$(218,849)	$(52)	$15,183
Warrants exercised	69,825	—	2,809	—	—	2,809
Issuance of common stock under at-the-market equity program, net of transaction costs	17,738	—	806	—	—	806
Issuance of common stock in connection with Consulting Agreements	620	—	—	—	—	—
Warrant deemed dividends	—	—	329	—	—	329
Deemed dividend in connection with warrant amendments	—	—	(329)	—	—	(329)
Stock-based compensation	—	—	436	—	—	436
Consolidated net loss	—	—	—	(7,635)	—	(7,635)
Cumulative translation adjustment	—	—	—	—	(12)	(12)
Balance, June 30, 2026	355,000	$—	$238,135	$(226,484)	$(64)	$11,587
Proceeds from sale of common stock, pre-funded and common warrants and warrant inducement, net of issuance and transaction costs	618,833	1	8,266	—	—	8,267
Warrants exercised	1,000	—	15	—	—	15
Issuance of common stock under at-the-market equity program, net of transaction costs	69,969	—	749	—	—	749
Common stock issued upon vesting of restricted stock units (net of taxes)	36	—	—	—	—	—
Issuance of common stock in connection with a consulting agreement	708	—	—	—	—	—
Warrant deemed dividends	—	—	773	—	—	773
Deemed dividends in connection with warrant amendments	—	—	(773)	—	—	(773)
Stock-based compensation	—	—	393	—	—	393
Consolidated net loss	—	—	—	(6,493)	—	(6,493)
Cumulative translation adjustment	—	—	—	—	(29)	(29)
Balance, September 30, 2026	1,045,546	$1	$247,558	$(232,977)	$(93)	$14,489

	Nine Months Ended September 30, 2025
	Common stock - shares	Common stock - Par Value Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity/(Deficit)

Balance, December 31, 2024	6,758	$—	$183,693	$(172,444)	$(41)	$11,208
Warrant inducement and exercise of repriced common stock warrants at $1.00 per share	11,657	—	6	—	—	6
Warrants exercised	7,540	—	4	—	—	4
Issued for cash - sale of common stock, pre-funded and common warrants	2,300	—	1	—	—	1
Stock-based compensation	—	—	485	—	—	485
Consolidated net loss	—	—	—	(5,904)	—	(5,904)
Equity warrants issued	—	—	7,988	—	—	7,988
Cumulative translation adjustment	—	—	—	—	3	3
Balance, March 31, 2025	28,255	$—	$192,177	$(178,348)	$(38)	$13,791
Common stock issued upon vesting of restricted stock units (net of taxes)	—	—	—	—	—	—
Warrants exercised	12,216	—	6	—	—	6
Issued for cash - sale of common stock, pre-funded and common warrants	19,944	—	10	—	—	10
Stock-based compensation	—	—	417	—	—	417
Consolidated net loss	—	—	—	(17,809)	—	(17,809)
Cumulative translation adjustment	—	—	—	—	—	—
Balance, June 30, 2025	60,415	$—	$192,610	$(196,157)	$(38)	$(3,585)
Issued for cash - sale of common stock, pre-funded and common warrants	32,432	—	1,764	—	—	1,764
Common stock issued upon vesting of restricted stock units (net of taxes)	40	—	—	—	—	—
Issuance of common stock in connection with a consulting agreement	118	—	—	—	—	—
Warrants exercised	5,992	—	3	—	—	3
Stock-based compensation	—	—	303	—	—	303
Consolidated net loss	—	—	—	(25,399)	—	(25,399)
Cumulative translation adjustment	—	—	—	—	(6)	(6)
Balance, September 30, 2025	98,997	$—	$194,680	$(221,556)	$(44)	$(26,920)

See accompanying notes to these condensed consolidated financial statements.

Moleculin Biotech, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

The terms “MBI” or “the Company”, “we”, “our” and “us” are used herein to refer to Moleculin Biotech, Inc. MBI is a clinical-stage pharmaceutical company, organized as a Delaware corporation in July 2015. MBI is currently conducting a pivotal Phase 2/3 trial evaluating Annamycin, also known by its non-proprietary name "naxtarubicin", in combination with cytarabine for the treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). This trial is called MB-108 or MIRACLE. The Company has two additional portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded primarily by investigators at academic institutions. In June 2018, we formed Moleculin Australia Pty. Ltd., a wholly owned subsidiary to oversee pre-clinical development in Australia. In April 2026, the board of directors of both MBI and the Australian subsidiary approved the closing of this subsidiary to reduce corporate overhead costs. With the MIRACLE trial focused in the US, Europe, and, possibly, the Middle East, future activities are not anticipated to include Australia.

Each of its three core technologies is based substantially on discoveries at, or in conjunction with and with rights originating from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas, and features one or more drugs that have successfully completed a Phase 1 clinical trial. Three of its drug candidates have shown human activity in clinical trials and are currently or have been in Phase 1B/2 or Phase 2/3 clinical trials. Since MBI’s inception, its drugs have completed, are in planning, are currently in, or have been permitted to proceed in, eighteen clinical trials. Annamycin, in a unique multilamellar lipid formulation, is the Company’s lead drug candidate, has completed several clinical trials in AML and soft tissue sarcoma and in March 2025 began treating subjects in its Phase 2/3 clinical trial for the treatment of R/R AML with an interim readout planned for the first quarter of 2027. The latter is the main focus of the Company’s management and resources. Annamycin was in two concluded Phase 1B/2 clinical trials for treating soft tissue sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), one of which was physician-sponsored. The Company plans to support a physician-sponsored trial for Annamycin for the treatment of pancreatic cancer intended to begin in the first half of 2027. Additionally, there is another Phase 1B/2 clinical trial that is physician-sponsored, which is investigating using WP1066 in combination with radiation for the treatment of glioblastoma, a form of brain cancer.

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

On September 15, 2026, the Company received a letter from the Nasdaq Stock Market LLC (Nasdaq), which notified the Company that for the last 30 consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The deficiency letter did not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. Ordinarily, a company that fails to meet the Bid Price Rule would be afforded a 180-calendar day compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A) to regain compliance. However, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Nasdaq Listing Qualifications Staff (the "Staff") determined that the Company was not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A), because the Company effected a reverse stock split in the prior one-year period. As previously disclosed, the Company effected a 1-for-25 reverse stock split of its common stock on December 1, 2025. The Company made a timely request for a hearing before the Nasdaq Hearings Panel (the “Panel”), which hearing occurred on October 27, 2026. On November 12, 2026, the Company received notice that the Panel had granted the Company an exception to the Nasdaq Listing Rules, provided that it maintains compliance with the Bid Price Rule until November 16, 2026 and it maintains compliance with all Nasdaq Listing Rules through March 15, 2027. There can be no assurance that the Company will be able to maintain compliance with the Bid Price Rule or all other applicable requirements for continued listing on The Nasdaq Capital Market.

2. Basis of presentation, principles of consolidation, and significant accounting policies and liquidity

Reverse Stock Split - On October 20, 2026, pursuant to authority granted by our stockholders, the Company effected a 1-for-20 reverse stock split of our common stock and the filing of an amendment to our amended and restated certificate of incorporation to effectuate the reverse stock split. The amendment provided that every twenty shares of our issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in par value per share, which remained at $0.001. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in the Form 10-Q may be slightly different than previously reported due to the elimination of fractional shares as a result of the reverse stock split. On December 1, 2025, pursuant to authority granted by our stockholders, the Company effected a 1-for-25 reverse stock split of our common stock and the filing of an amendment to our amended and restated certificate of incorporation to effectuate the reverse stock split. The amendment provided that every twenty-five shares of our issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in par value per share at $0.001. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in the Form 10-Q may be slightly different than previously reported due to the elimination of fractional shares as a result of the reverse stock split.

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

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting, the Company views its operations and manages its business as one segment. As a result, the financial information disclosed herein represents all of the material financial information related to its principal operating segment.

Segment Information - Management has determined that the Company operates in one reportable segment, which is the development and commercialization of drug products. The Company's chief operating decision maker (CODM) is its Chief Executive Officer and Chairman, who reviews financial information presented on a consolidated basis. The CODM primarily uses consolidated net loss, which is also reported on the Consolidated Statements of Operations and Comprehensive Loss as net loss, to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the assessment of segment performance and allocation of resources. The significant expense categories within net loss from operations that the CODM regularly reviews are research and development expenses and general and administrative expenses. The significant expense categories and subcategories are reported in these financial statements. Other items included in the Company’s net loss include change in fair value of warrant liabilities, other income (expense), interest income, net, and any additional non-operating expenses that are reported on the Consolidated Statements of Operations and Comprehensive Loss.

Significant Accounting Policies - The Company's significant accounting policies are described in Note 2, Basis of Presentation, principles of consolidation and significant accounting policies and liquidity, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the significant accounting policies during the three and nine months ended September 30, 2026.

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

Going Concern and Liquidity - These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations and the attainment of profitable operations. As of  September 30, 2026, the Company had an accumulated deficit of $233.0 million since inception and had not yet generated any revenues from operations. Additionally, management anticipates that its cash on hand of $7.3 million as of September 30, 2026, is not sufficient to fund its planned operations for a period of at least one year from when these condensed consolidated financial statements are issued. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to seek additional funding through one or more of the following: a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. There can be no assurance that such events or a combination thereof can be achieved.

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

Intangible Assets - Acquired intangible assets identified as in-process research and development (IPR&D) assets, are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. If the associated research and development effort is abandoned, the related IPR&D assets will be written off and the Company will record a noncash impairment loss on its statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. Intangible assets are tested for impairment on an annual basis, which was most recently completed as of September 30, 2026, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$761	$512
Vendor prepayments and deposits	334	278
Prepaid sponsored research	22	11
Non-trade receivables	7	7
Total prepaid expenses and other current assets	$1,124	$808

Other Non-Current Assets - The Company provided a cash deposit on the MIRACLE trial that is expected to be held as a prepayment until the end of the study in 2029.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of non-trade receivables, accounts payable, accrued expenses and its warrant liability. The carrying amount of non-trade receivables, accounts payable, and accrued expenses approximates their fair value because of the short-term maturity of these instruments.

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

The following table provides the financial liabilities reported at fair value and measured on a recurring basis at September 30, 2026 and December 31, 2025 (table in thousands):

Description	Fair Value	Level 1	Level 2	Level 3
Fair value of warrant liability as of September 30, 2026:	$5	$—	$—	$5
Fair value of warrant liability as of December 31, 2025:	$44	$—	$—	$44

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

Three Months Ended September 30, 2026	Warrant Liability Long-Term
Balance, June 30, 2026	$40
Change in fair value - net	(35)
Balance, September 30, 2026	$5

The table below of Level 3 liabilities (table in thousands) begins with the valuation as of  December 31, 2025 and then is adjusted for changes in fair value that occurred during the nine months ended September 30, 2026. The ending balance of the Level 3 financial instrument presented above represents the Company's best estimates and  may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Nine Months Ended September 30, 2026	Warrant Liability Long-Term
Balance, December 31, 2025	$44
Warrants issued	23,435
Warrants exercised	(1)
Warrants reclassification	(12,675)
Change in fair value - net	(10,798)
Balance, September 30, 2026	$5

Loss Per Common Share - Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock are considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the three months ended  September 30, 2026 and 2025, approximately 1.8 million and 0.2 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the nine months ended September 30, 2026 and 2025, approximately 1.0 million and 0.1 million, respectively, of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Subsequent Events - The Company’s management reviewed all material events through the date these unaudited condensed consolidated financial statements were issued. See Note 8. Subsequent Events included in these unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements - In December 2025, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2025-12, Codification Improvements, which clarifies various topics in the Accounting Standards Codification to improve consistency and address technical corrections. Key improvements include clarifying the calculation of diluted earnings per share (EPS) when a loss from continuing operations exists. The amendments in this update are effective for the Company beginning January 1, 2027, with early adoption permitted. Currently, the Company is assessing the potential impact of this guidance on its condensed consolidated financial statement disclosures.

In December 2025, the FASB issued Accounting Standards Update, or ASU, 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies current interim reporting requirements on Topic 270 and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard will be effective for fiscal years beginning after December 15, 2027, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing the potential impact of this guidance on its condensed consolidated financial statement disclosures.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following components (in thousands):

	September 30, 2026	December 31, 2025
Payroll and bonuses	$1,061	$1,821
Research and development	785	1,117
Legal, regulatory, professional and other	444	271
Operating lease liability - current	150	137
Total accrued expenses and other current liabilities	$2,440	$3,346

4. Warrants and Equity

Warrant and Stock Issuances

On August 3, 2026, the Company completed a public offering of (i) 554,417 shares of common stock and pre-funded warrants to purchase 64,417 shares of common stock, for a combined 618,834 shares of common stock and pre-funded warrants in lieu thereof, which pre-funded warrants were exercised shortly after the offering, and (ii) Series I Warrants to purchase up to 1,856,502 shares of common stock. The combined public offering price was $15.00 per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant. Each pre-funded warrant is exercisable into one share of common stock at an exercise price of $0.02 per share and expires when exercised in full. The Series I Warrants are exercisable into one share of common stock at an exercise price of $15.00 per share and expire on the five-year anniversary of the closing date. The Series I Warrants contain anti-dilution provisions that reduce the exercise price (subject to a floor price of $4.20) in the event the Company issues common stock or common stock equivalents at a price below the then-current exercise price, other than in connection with certain exempt issuances. In connection with the offering, the Company agreed not to issue any shares of common stock or securities convertible into common stock for 45 days after the closing date, subject to certain exceptions, and agreed not to effect any variable rate transaction for 180 days after the closing date. The Company received gross proceeds of approximately $9.3 million in the offering, before deducting placement agent fees and other offering expenses. The Company paid total placement agent fees of approximately $0.8 million. Due to the pricing of the offering, and certain provisions, the exercise price of the Company’s outstanding Series G warrants was adjusted to $26.52 per share, and the exercise price of the Company’s outstanding Series H warrants was adjusted to $19.24 per share. On September 11, 2026, Series I warrants were exercised for the issuance of 1,000 shares at $15.00 per share for proceeds of $15 thousand. In September 2026, sales under the 2025 ATM Agreement triggered the anti-dilution provision of the Series I Warrants, reducing the exercise price from $15.00 to $10.20 per share.

During June of 2026, Series H warrants were exercised for the issuance of 69,825 shares at $40.20 per share for proceeds of approximately $2.8 million.

On February 19, 2026, the Company entered into warrant inducement agreements with certain holders of our existing equity-classified Series E and Series F warrants. Pursuant to the agreements, the holders exercised warrants to purchase an aggregate of 106,133 shares of the Company’s common stock at an exercise price of $78.00 per share, resulting in aggregate gross proceeds of approximately $8.3 million. In consideration for such exercises, the Company issued new Series H warrants to purchase up to 318,401 shares of common stock. The Series H warrants have a five-year term and had an initial exercise price of $47.952 per share. The warrants contain customary anti-dilution adjustments and beneficial ownership limitations and became exercisable upon stockholder approval in April 2026. As a result of the completion of this transaction, the exercise price of the Company’s outstanding Series E warrants was adjusted to $60.00 per share, and the number of shares underlying the remaining outstanding Series E warrants increased, in each case pursuant to the anti-dilution provisions contained in such warrants. In addition, the exercise price of the Company’s outstanding Series F warrants was adjusted to $55.00 per share, and the exercise price of the Company’s outstanding Series G warrants was adjusted to $47.952 per share.

During the nine months ended September 30, 2026, the Company recorded deemed dividends resulting from the downward adjustment to the exercise price of certain warrants and the increase in the number of shares underlying certain outstanding warrants, in each case triggered by the anti-dilution provisions contained in the original warrant agreements. The deemed dividends were recorded to additional paid-in capital and recognized as a reduction to income available to common stockholders.

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

Liability Classified Warrants

The assumptions used in determining the fair value of the Company's outstanding liability classified warrants are as follows:

	September 30, 2026	December 31, 2025
Risk-free interest rate	4.9%	3.6%
Volatility	142.0%	114.3%
Expected life (years)	3.9	4.6
Dividend yield	—%	—%

A summary of the Company's liability classified warrant activity during the nine months ended September 30, 2026 and related information follows (includes adjustment for volume-weighted average price or VWAP):

	Number of Shares	Range of Warrant Exercise		Weighted Average	Weighted Average Remaining Contractual
	Under Warrant	Price per Share		Exercise Price	Life (Years)
Balance at January 1, 2026	714	$78.00	$78.00	$78.00	4.6
Granted	318,401	$47.95	$47.95	$47.95	4.4
Adjustment for VWAP	181	$60.00	$60.00	$60.00	3.9
Exercised	(114)	$78.00	$78.00	$78.00	4.4
Reclassed to equity warrants	(318,401)	$47.95	$47.95	$47.95	4.4
Balance at September 30, 2026	781	$60.00	$60.00	$60.00	3.9
Exercisable at September 30, 2026	781	$60.00	$60.00	$60.00	3.9

Equity Classified Warrants

A summary of the Company's equity classified warrant activity during the nine months ended September 30, 2026 and related information follows:

	Number of Shares	Range of Warrant Exercise
	Under Warrant	Price per Share
Balance at January 1, 2026	379,426	$55.00	$27,225.00
Granted	1,862,252	$10.20	$52.80
Adjustment for VWAP	29,657	$60.00	$60.00
Exercised	(176,964)	$15.00	$78.00
Reclassed from liability warrants	318,401	$47.95	$47.95
Expired warrants	(10)	$27,225.00	$27,225.00
Balance at September 30, 2026	2,412,762	$10.20	$23,100.00
Exercisable at September 30, 2026	2,406,323	$10.20	$23,100.00

At The Market Issuance Sales Agreement (ATM)

On August 21, 2026, the Company increased the maximum aggregate gross sales price of the Company’s common stock that may be offered, issued and sold under a certain At The Market Offering Agreement (2025 ATM Agreement) with Roth Capital Partners, LLC (Roth), which the Company initially entered into in July 2025, from $8.2 million to $19.7 million. Pursuant to the terms of the 2025 ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $19.7 million from time to time through or to Roth, acting as sales agent or principal. Roth may sell shares of the Company’s common stock in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and either party may terminate the 2025 ATM Agreement upon two business days’ notice.

The Company pays Roth a commission equal to 3.0% of the gross proceeds from any shares of common stock sold under the 2025 ATM Agreement, in addition to reimbursing certain expenses. The 2025 ATM Agreement will terminate upon the sale of shares having an aggregate offering price equal to the maximum amount authorized under the agreement. During the three and nine months ended September 30, 2026, the Company sold 69,969 shares and 87,897 shares, respectively, of common stock pursuant to the 2025 ATM Agreement for gross proceeds of approximately $0.8 million and $1.6 million, respectively.

5. Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025, respectively, is as follows (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$218	$203	$721	$866
Research and development	175	100	488	339
Total stock-based compensation expense	$393	$303	$1,209	$1,205

The Company recorded stock compensation expense for the equity classified warrants relating to non-employee consulting agreements of $95,000 and $30,000 for the three months ended  September 30, 2026 and 2025, and $181,000 and $88,000 for the nine months ended September 30, 2026 and 2025, respectively, which are included in the table above. As of  September 30, 2026 and 2025, there were $366,000 and $440,000 in unrecognized stock compensation expense, respectively, related to the Company's equity classified warrants. As of September 30, 2026, there were 703 shares remaining to be issued under the Company's equity compensation plan.

6. Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to pay any significant federal, state, or foreign income taxes in 2026 as a result of the losses recorded during the three and nine months ended September 30, 2026 and the additional losses expected for the remainder of 2026 and cumulative net operating loss carryforwards. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As a result, as of September 30, 2026 and  December 31, 2025, the Company maintained a full valuation allowance for all deferred tax assets.

The Company recorded no income tax provision for the three and nine months ended September 30, 2026 and 2025. The effective tax rate for the nine months ended September 30, 2026 and 2025 is nil. The income tax rates vary from the federal and state statutory rates primarily due to the change in fair value of the stock warrants, Internal Revenue Code Section 162(m) limitations and Incentive Stock Option (ISO) activity, as well as the valuation allowances on the Company’s deferred tax assets. The Company estimates its annual effective tax rate at the end of each quarterly period. Jurisdictions with a projected loss for the year where no tax benefit can be recognized due to the valuation allowance could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing US tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The new legislation did not have a material impact on the Company due to the Company’s valuation allowance position.

7. Commitments and Contingencies

In addition to the commitments and contingencies described elsewhere in these notes, see below for a discussion of the Company's commitments and contingencies as of September 30, 2026.

Lease Obligations Payable

The following summarizes quantitative information about the Company's operating leases for the three and nine months ended September 30, 2026 and 2025, respectively (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost:	2026	2025	2026	2025
Operating lease cost	$37	$38	$112	$112
Variable lease cost	8	7	22	22
Total	$45	$45	$134	$134

The Company executed an amendment to extend the corporate office lease until August 31, 2029, with an option to renew. The Company is required to remit base monthly rent of approximately $4,900 which will increase at an average approximate rate of 2% each year. The Company is also required to pay additional rent in the form of its pro-rata share of certain specified operating expenses of the building.

The Company has an extended lab lease until September 30, 2027, with no further right or option to renew. The Company recorded approximately $12,000 in sublease income for the three months ended September 30, 2026 and 2025, and $37,000 for the nine months ended September 30, 2026 and 2025. Sublease income is recorded as other income, net on the Company's condensed consolidated statement of operations and comprehensive loss. Operating cash flows from operating leases were $41,000 and $40,000 for the three months ended  September 30, 2026 and 2025, respectively, and $122,000 and $119,000 for the nine months ended September 30, 2026 and 2025, respectively.

Licenses

MD Anderson - Total expenses related to the Company's license agreements with MD Anderson were $33,000 and $32,000 for the three months ended September 30, 2026 and 2025, respectively, and $98,000 and $115,000 for the nine months ended September 30, 2026 and 2025, respectively. In October 2025, the Company entered into two separate options to license certain intellectual property related to WP1122 and a new formulation on WP1066. Such licenses are tied to continued support of sponsored research at MD Anderson discussed below.

Sponsored Research Agreements - The expenses recognized under the agreements were $212,000 and $11,000 for the three months ended September 30, 2026 and 2025, respectively, and $636,000 and $324,000 for the nine months ended September 30, 2026 and 2025, respectively. The Company's sponsored research agreement with MD Anderson runs through 2027. Such research supports the development efforts of the Company's three core technologies.

8. Subsequent Events

On October 9, 2026, stockholders approved an amendment to the Company’s 2024 Stock Plan to increase the number of shares of common stock that may be issued to 207,095 (which reflects the 14,000 shares previously authorized under the Plan and 193,095 shares to be issued under the Plan pursuant to the amendment). Such shares may be either authorized but unissued shares or treasury shares and shall be adjusted in accordance with the provisions of Section 4.3 of the Plan.

The Compensation Committee of our board of directors approved on October 15, 2026, and we issued, in connection with our 2026/2027 compensation year, to our employees and advisors, ten-year options to purchase an aggregate of 107,625 shares of our common stock pursuant to the Company’s 2024 Stock Plan with an exercise price of $7.40 per share, of which half vested immediately, and the other half will vest in 18 equal monthly installments subject to the respective individual’s continued service with us as of each such vesting date. Additionally, certain of our executive officers were issued restricted stock units to acquire an aggregate of 33,750 shares of our common stock, of which half vested immediately, and the other half will vest in 18 equal monthly installments subject to the respective individual’s continued service with us as of each such vesting date.

Subsequent to September 30, 2026, 16,175 shares were sold under the ATM Agreement for gross proceeds of $0.1 million at prices ranging from $8.52 to $8.72. Pursuant to the terms of the Series I warrants, the exercise price of the Series I warrants was lowered to $8.22 per share.

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

Our Business

Moleculin is a late-stage pharmaceutical development company currently evaluating Annamycin, also known as L-Annamycin and by its generic name “naxtarubicin”, which we believe is a “next-generation” anthracycline and, with it, are conducting a pivotal Phase 2/3 trial in combination with cytarabine for the treatment of subjects with relapsed/refractory (R/R) acute myeloid leukemia (AML). AnnAraC is the combination of Annamycin and cytarabine.

We call this the “MIRACLE” trial (derived from Moleculin R/R AML AnnAraC Clinical Evaluation). We released interim unblinded data on June 30, 2026, for the first 45 subjects of Part A of MIRACLE where the Annamycin arms demonstrated a complete remission (CR) rate at least three times greater than the control arm’s CR rate. The unblinding of Part A’s full 90 subjects (including the first 45 subjects already released) is expected in the first quarter of 2027, thereby concluding Part A of the two-part trial. Since results from Part A will be combined with Part B to determine the trial outcome, this means that preliminary primary endpoint results for approximately 20% of the total trial will be disclosed with the completion of Part A. We believe such early visibility for a pivotal registration-enabling trial is unique in that stakeholders will receive preliminary safety and efficacy data long before the conclusion of the trial.

We have two additional portfolios of technologies for hard-to-treat cancers and viruses with clinical and preclinical research funded by investigators at academic institutions. One of these portfolios has an ongoing investigator-initiated clinical trial (IIT) and another one has an IIT planned with additional active preclinical testing. Since our inception, drug candidates from each of the three core portfolios are in active planning for, have approval to begin, are currently in or have successfully completed eighteen clinical trials.

Each of our three core technologies is based substantially on discoveries made at, made in conjunction with, and/or licensed from the University of Texas MD Anderson Cancer Center (MD Anderson) in Houston, Texas. For each of the core technologies, one or more drug candidates have successfully completed a Phase 1 or greater clinical trial. Three of our drug candidates have shown human activity in clinical trials and are currently or have been in clinical trials. These clinical trials range from Phase 1B/2, Phase 2, to Phase 2/3. One of those drug candidates is Annamycin, which is currently in the MIRACLE trial.

We believe Annamycin is a first-in-class, next-generation anthracycline and DNA-binding agent designed to overcome key limitations associated with currently approved anthracyclines. Whereas first- and second-generation anthracyclines are currently used to treat approximately half of all cancers, they carry with them the burden of dangerous cardiotoxicity and efficacy limitations associated with multidrug resistance mechanisms and poor tissue/organ distribution. Later-generation anthracyclines consist mainly of attempts to reduce cardiotoxicity or enhance anticancer activity, but we believe have failed to deliver the necessary safety and efficacy profiles to win approval or gain market acceptance. Annamycin is an entirely new chemical entity integrating a new molecular structure intended to enhance its ability to selectively kill cancer cells and reduce toxic side effects. Annamycin possesses a unique and innovative multilamellar lipid-based delivery system designed to improve bioavailability and to increase therapeutic window. The result is a next-generation anthracycline that we believe effectively addresses critical problems associated with currently used anthracyclines. It is our lead drug candidate, and we have concluded a Phase 1B/2 clinical trial for treating AML and are now conducting a Phase 2/3 clinical trial for R/R AML, which we believe will be registration enabling. We have also sponsored two Phase 1B/2 clinical trials of Annamycin for treating soft tissue sarcoma metastasized to the lungs (STS lung metastases, STS lung mets, or Advanced STS), the results of which we believe support further clinical development beyond Phase 1 and further evaluation of Annamycin’s therapeutic potential in this indication.

We believe that our lead drug candidate Annamycin has:

•	The following advantages over early-generation anthracyclines which in their totality support Annamycin’s classification as a “next-generation” anthracycline: 1) demonstrated across five clinical trials to be non-cardiotoxic (n=90) with some patients being safely dosed at five times the typical lifetime maximum allowable anthracycline dose, (which potentially enables repeated dosing, consolidation and even use as a maintenance therapy); 2) exhibits no vesicant activity as well as greater tolerability, making it safer to handle and administer and easier on patients; 3) shown in preclinical models to circumvent multidrug resistance by avoiding Multi-Drug Resistant-1 or MDR1 mechanisms and also to avoid cross-resistance with some of the most commonly used drugs for the treatment of AML (as well as many other cancers), including currently prescribed anthracyclines, cytarabine and venetoclax; and 4) exhibited in preclinical models substantially improved tissue/organ distribution;
•	Demonstrated positive clinical activity in our MB-106 trial with a CR rate of 50% and a composite complete remission (CRc) rate of 60% in combination with cytarabine for the treatment of R/R AML as second line therapy (n=10). On an all-comers basis (no limit on prior lines of therapy), the population of subjects who achieved a CR (n=8) demonstrated durability of approximately 13 months with median overall survival of 15 months and developing at the time of analysis (the median OS was still immature/not reached), with 4 of 8 subjects (50%) censored;
•	Exhibited positive preliminary unblinded efficacy results from the first 45 patients enrolled in Part A of the Company's pivotal Phase 2/3 MIRACLE trial, analyzed on a full intent-to-treat basis with no patient exclusions with both Annamycin treatment arms demonstrating favorable efficacy trends compared with the control arm in patients with relapsed or refractory acute myeloid leukemia (R/R AML). The interim analysis in a difficult to treat population (increased age and prior venetoclax therapies included) demonstrated an efficacy advantage for both Annamycin treatment arms, 190 mg/m² plus high-dose cytarabine or HiDAC and 230 mg/m² plus HiDAC, over the HiDAC control arm. CR reached 43% and 36% in the respective Annamycin cohorts, compared with 12% for control, while CRc reached 50% and 57%, respectively, versus 29% for the control arm;
•	Shown encouraging activity in a total of five different clinical trials; specifically including relapsed and refractory AML with complete remission rates significantly above currently approved second line therapies and STS lung mets with overall survival as a median seventh line therapy comparable to overall survival seen with approved first line monotherapies; and
•	Composition of matter patent protection through 2040 with the potential to extend as far as 2045 as well as Orphan Drug and Fast Track designation.

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

Our Current Clinical Trial Focus

We are focused on the development of Annamycin and WP1066 through internally (funded by the Company) and externally funded (funded by investigator grants) programs:

1.	Annamycin:
a.	Internally funded – In combination of cytarabine (also known as Ara-C, the combination with Annamycin with cytarabine is referred to as AnnAraC) for the treatment of R/R AML, the aforementioned MIRACLE trial, and
b.	Externally funded – Advancing beyond our initial Phase 1B/2 internally funded trial for the treatment of STS metastasized to the lungs.
c.	Externally funded – Based on sponsored research, we intend to begin in 2027 a Phase 1B/2 clinical trial with Annamycin as a monotherapy treating 3rd line pancreatic cancer.
d.	Internally funded – MB-109 utilizing AnnAraC for R/R AML as 3rd line therapy in adults is planned for 2028.
e.	Externally funded – MB-110 utilizing AnnAraC for R/R AML as 2nd line therapy in pediatrics is planned for late 2028. We are researching potential sites for a grant funded trial.
2.	WP1066:
a.	Externally funded – An improved formulation for delivery intravenously (IV) of a molecule from the WP1066 portfolio to possibly further support future externally funded oncology clinical trials. Such a formulation requires additional preclinical work prior to a clinical trial.
b.	Externally funded – Phase 1B/2 trial for WP1066 oral formulation in combination with radiation treating glioblastoma (GBM) both in adults and pediatrics. An adult clinical trial is in process.

We have established a Recommended Phase 2 Dose for WP1122 to potentially enable future externally funded oncology and virology trials. Beyond this, we support development of our core technologies through sponsored (internally funded) non-clinical research at MD Anderson.

Recent Business Developments

Annamycin

Clinical, Market Research and Scientific/Regulatory Updates

Clinical

Recruitment Update: On September 29, 2026, we announced that we have completed and closed enrollment in Part A of our pivotal Phase 2/3 MIRACLE trial evaluating Annamycin in combination with cytarabine (AnnAraC) for the treatment of adults with relapsed or refractory acute myeloid leukemia (R/R AML), with 90 subjects enrolled. With Part A enrollment closed, we remain on track for our planned comprehensive data readout of Part A in the first quarter of 2027.

We believe the rapid pace of enrollment underscores the significant unmet need in R/R AML as well as strong engagement from investigators and clinical sites participating in MIRACLE. We expect the expanded Part A dataset to provide important insight into the potential efficacy of AnnAraC across subjects who have relapsed from or are refractory to different first-line (1L) AML treatment approaches, including subjects previously treated with intensive 7+3 chemotherapy and those previously treated with venetoclax-based regimens. Such treatment approaches associated with 1L patient populations are commonly, while not universally, deemed as “fit” and “unfit”, respectively.

We estimate that Part A will end with approximately a 50/50 split between “fit” and “unfit” subjects, compared to a roughly 70/30 split, respectively, in the first 45 subjects in Part A. While we are mindful that this shift in composition to more “unfit” subjects represents a more challenging environment for achieving treatment responses, it should provide valuable insight into Annamycin’s ability to fill critical unmet needs.

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

Across three successive blinded analyses, at 30, 45 and 62 evaluable subjects, the blinded CRc has remained within a narrow band of approximately 37% to 40%+, while the proportion of subjects entering the trial after failure of a first-line venetoclax-based regimen has risen from 31.1% in the n=45 population to 48% in the latest blinded data readout. The Company recruited the 90th subject in September 2026 and completed treating subjects in October 2026, with unblinding of the comprehensive Part A data anticipated in the first quarter of 2027.

Unblinded data update (n=45): On June 30, 2026, we announced positive preliminary unblinded efficacy results from the first 45 patients enrolled in Part A of the Company's pivotal Phase 2/3 MIRACLE trial, analyzed on a full intent-to-treat basis with no patient exclusions. Both Annamycin treatment arms demonstrated favorable efficacy trends compared with the control arm in patients with relapsed or refractory acute myeloid leukemia (R/R AML). The interim analysis demonstrated a clear efficacy advantage for both Annamycin treatment arms, 190 mg/m² plus HiDAC and 230 mg/m² plus HiDAC, over the HiDAC control arm. CR reached 43% and 36% in the respective Annamycin cohorts, compared with 12% for control, while CRc reached 50% and 57%, respectively, versus 29% for the control arm. The n=45 population contained 75.6% over 60 years of age, 55.6% 7 days of cytarabine plus 3 days of an anthracycline (7+3) and 31.1% venetoclax regimens for first line (1L) therapies. Importantly, the remission rates for all three arms, including the control arm, reflect outcomes measured after only a single cycle of therapy, as specified by the MIRACLE protocol. The most commonly cited historical benchmarks in this setting, including the MIRROS and CLASSIC I studies, as well as Moleculin’s own MB-106 study, permitted multiple cycles of treatment. The Company therefore expected absolute remission rates for both the control and Annamycin arms in this single-cycle interim analysis to be lower than those reported in such multi-cycle datasets and believes the most meaningful comparison is the performance of the Annamycin arms relative to the concurrent, randomized control arm evaluated on the same single-cycle basis. As of the cutoff date for the unblinded data, there continued to be no evidence of drug related cardiotoxicity.

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

Recruitment Update March 2026: On March 23, 2026, we announced that the 45th subject was enrolled in the MIRACLE trial, a milestone triggering the final phase of preparation for the trial’s highly anticipated interim 45 subject data unblinding, which remained on track for mid-2026.

Market Research

On June 5, 2026, we announced results from an independent market landscape assessment evaluating Annamycin in relapsed/refractory acute myeloid leukemia (R/R AML). The research demonstrated strong physician interest in Annamycin, with oncologists reporting an average likelihood-to-prescribe score of 6 out of 7. Physicians cited Annamycin's reported complete remission rates, measurable residual disease (MRD)-negative responses, potential to bridge patients to bone marrow transplant, biomarker-agnostic applicability and lack of cardiotoxicity as key factors supporting potential adoption.

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

Scientific/Regulatory

Peer-Reviewed Cardiac Safety Analysis of Annamycin

On September 28, 2026, we announced the publication of a peer-reviewed analysis of the cardiac safety of Annamycin in Frontiers in Cardiovascular Medicine. The publication, titled “Cardiac safety of L-Annamycin: a pooled analysis of five clinical trials,” reports cardiac safety findings from 90 patients treated across five clinical trials in acute myeloid leukemia (AML) and metastatic soft tissue sarcoma (STS).

The analysis was independently evaluated by a cardio-oncology laboratory at Cleveland Clinic and found no clinical or subclinical evidence of treatment-related cardiotoxicity, including at cumulative Annamycin exposures exceeding traditional lifetime limits for conventional anthracyclines.

Annamycin Turns “Cold” Pancreatic Tumors “Hot” in New Preclinical Data Presented at American Association for Cancer Research (AACR) Conference

On September 25, 2026, we announced new preclinical data indicating that the antitumor activity of our lead drug candidate, Annamycin, in pancreatic cancer is partially mediated by CD8+ T cell cytotoxicity. The findings were presented at the AACR Conference on Pancreatic Cancer: New Frontiers in Biology and Therapeutic Development, held September 25–28, 2026 in San Diego, California.

In preclinical models of pancreatic cancer, Annamycin’s antitumor activity appears to depend in part on CD8+ T cells, the immune system’s primary tumor-killing cells. The finding suggests Annamycin may do more than kill cancer cells directly; it may also expose tumors that are typically considered immunologically “cold” to immune attack, effectively turning the tumors “hot.”

Pancreatic cancer is among the most treatment-resistant solid tumors, and its characteristically “cold” immune microenvironment is believed to be one reason checkpoint inhibitors have shown limited single-agent activity in the disease. Preclinical evidence that Annamycin’s activity is partly immune-mediated points to a potential basis for combination approaches and complements the immune-modulating mechanism of the Company’s WP1066 program.

Mexican Patent

On September 23, 2026, we announced that the Mexican Patent Office has granted Patent No. 436849, further strengthening our global intellectual property portfolio protecting our proprietary lung-targeted liposomal Annamycin technology. The newly issued patent supports Moleculin's strategy of building a robust worldwide intellectual property estate around Annamycin, our next-generation anthracycline currently being evaluated in the pivotal MIRACLE trial for relapsed or refractory acute myeloid leukemia (AML), while also reinforcing the platform's broader potential across additional oncology indications.

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

The independent cardiac review, conducted by a cardio-oncology laboratory at the Cleveland Clinic, analyzed comprehensive cardiac monitoring data from 90 patients treated with Annamycin. Among 78 patients with source-data verified pre- and post-treatment ejection fraction assessments, no patients met criteria for clinically significant left ventricular dysfunction. Mean ejection fraction remained stable, and no association was observed between cumulative dose and cardiac function decline. Additional analyses of serial electrocardiogram or ECGs, troponins, and global longitudinal strain assessments similarly demonstrated no evidence of drug-induced cardiotoxicity.

Data Presented at AACR 2026 Annamycin Extends Survival in Metastatic Pancreatic Cancer Preclinical Models

On April 23, 2026, we announced the presentation of new preclinical data at the AACR Annual Meeting 2026 highlighting the potential of our lead drug candidate, Annamycin, in pancreatic cancer. The data demonstrate that liposomal Annamycin (L-ANN or naxtarubicin), a novel, non-cardiotoxic anthracycline, produced significant tumor growth inhibition across multiple pancreatic ductal adenocarcinoma (PDAC) models, including orthotopic human PDAC and syngeneic systems, with strong statistical significance (p < 0.001). These findings were accompanied by a meaningful survival benefit in a metastatic model, where treatment extended median survival by more than 60% compared to control (29 days versus 18 days; p = 0.0003), underscoring the potential clinical relevance of L-ANN in aggressive disease settings. Pharmacokinetic analyses further demonstrated enhanced tumor penetration and retention of Annamycin compared to doxorubicin, with significantly higher accumulation observed in pancreatic tissue and tumors (p<0.0001). These data provide a mechanistic basis for the observed anti-tumor activity and highlight a key differentiating feature of Annamycin relative to traditional anthracyclines, which have historically shown limited efficacy in pancreatic cancer. In addition to its direct cytotoxic effects, L-ANN was shown to induce immune activation within the tumor microenvironment, including increased infiltration of CD8+ cytotoxic T cells and CD4+ helper T cells. These findings suggest the potential for Annamycin to convert immunologically “cold” pancreatic tumors into more responsive phenotypes, supporting its evaluation both as a monotherapy and in combination with other drugs, including immune checkpoint and KRAS inhibitors.

Consistent with prior studies, Annamycin also demonstrated a favorable safety profile, including the absence of cardiotoxicity, a well-documented limitation of conventional anthracyclines such as doxorubicin. This differentiated safety profile may enable broader therapeutic use and synergistic combination strategies.

Abstract Accepted for Poster Presentation at the 2026 ASCO Annual Meeting

On April 21, 2026, we announced that an abstract highlighting data on our lead drug candidate, Annamycin, was accepted for poster presentation at the 2026 American Society of Clinical Oncology (ASCO) Annual Meeting, which was held May 29 – June 2, 2026, in Chicago, Illinois. The abstract, titled “Cardiac safety of L-annamycin at high cumulative anthracycline exposure: Pooled analysis,” was presented in a poster session focused on Symptom Science and Palliative Care. The abstract presented a pooled analysis evaluating the cardiac safety profile of Annamycin in patients with high cumulative exposure to anthracyclines, an important consideration given the known risk of cardiotoxicity associated with this class of chemotherapeutic agents.

Other Corporate

Reverse Stock Split October 2026

On October 20, 2026, pursuant to authority granted by our stockholders, the Company effected a 1-for-20 reverse stock split of our common stock and the filing of an amendment to our amended and restated certificate of incorporation to effectuate the reverse stock split. The amendment provided that every twenty shares of our issued and outstanding common stock be automatically combined into one issued and outstanding share of common stock, without any change in par value per share, which remained at $0.001. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. Certain amounts in the financial statements, the notes thereto, and elsewhere in the Form 10-Q may be slightly different than previously reported due to the elimination of fractional shares as a result of the reverse stock split.

Financing in August 2026

On August 3, 2026, we completed a public offering of (i) 618,834 shares of common stock, or pre-funded warrants in lieu thereof, and (ii) Series I Warrants to purchase up to 1,856,502 shares of common stock. The combined public offering price was $15.00 per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant. Each pre-funded warrant is exercisable into one share of common stock at an exercise price of $0.02 per share and expires when exercised in full. The Series I Warrants are exercisable into one share of common stock at an exercise price of $15.00 per share and expire on the five-year anniversary of the closing date. The Series I Warrants contain anti-dilution provisions that reduce the exercise price (subject to a floor price of $4.20) in the event we issue common stock or common stock equivalents at a price below the then-current exercise price, other than in connection with certain exempt issuances. In connection with the offering, we agreed not to issue any shares of common stock or securities convertible into common stock for 45 days after the closing date, subject to certain exceptions, and agreed not to effect any variable rate transaction for 180 days after the closing date. We received gross proceeds of approximately $9.3 million in the offering, before deducting placement agent fees and other offering expenses. We paid total placement agent fees and other offering expenses of approximately $0.8 million. Due to the pricing of the offering, and certain provisions, the exercise price of our outstanding Series G warrants was adjusted to $26.52 per share, and the exercise price of our outstanding Series H warrants was adjusted to $19.24 per share. We issued 554,417 common shares, and pre-funded warrants for 64,417 shares, which were exercised shortly after the offering.

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

Other

In May 2026, we sold 17,738 shares under the 2025 ATM Agreement for net proceeds of approximately $0.8 million where the lowest price sold was $40.20 per share which reset the Series G and H warrants' exercise price from $47.95 to $40.20 per share. These warrants were reset on August 3, 2026 to $26.52 and $19.24, respectively.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our condensed consolidated statement of operations (table in thousands) and such changes in the periods are discussed below in approximate amounts:

Moleculin Biotech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	4,488	3,738	15,317	10,774
General and administrative	2,114	2,147	6,705	6,715
Depreciation and amortization	8	21	24	81
Total operating expenses	6,610	5,906	22,046	17,570
Loss from operations	(6,610)	(5,906)	(22,046)	(17,570)
Other income (loss):
Gain from change in fair value of warrant liability	35	1,591	10,798	1,031
Transaction costs allocated to warrant liabilities	(12)	(530)	(707)	(1,737)
Loss on issuance of warrant liabilities	—	(20,609)	(15,158)	(30,962)
Other income, net	36	16	125	30
Interest income, net	58	39	15	96
Net loss	$(6,493)	$(25,399)	$(26,973)	$(49,112)

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Research and Development Expense. Research and development (R&D) expense was $4.5 million and $3.7 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $0.8 million is mainly related to the MIRACLE clinical trial.

Gain from Change in Fair Value of Warrant Liability. We recorded a net gain of $35 thousand in the third quarter of 2026 as compared to a gain of $1.6 million in the third quarter of 2025, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. Changes in fair value are reflected in the statement of operations as a gain or loss from the change in fair value of the warrant in the period in which the change occurred. A gain results principally from a decline in our share price during the period and a loss will result principally from an increase in our share price.

Transaction Costs Allocated to Offerings and Warrant Issuance. Proceeds of equity offerings are allocated between common shares and additional paid-in capital while transaction costs are allocated to additional paid-in capital. During the three months ended September 30, 2026, $1.0 million in transaction costs were allocated to additional paid-in capital for the Series I warrants. Proceeds from liability offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments. During the three months ended September 30, 2025, $0.5 million in transaction costs were expensed on the Series F warrants in August 2025. During the three months ended September 30, 2025, the loss on issuance of the warrant liabilities for the Series F warrants was $20.6 million.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Research and Development Expense. Research and development (R&D) expense was $15.3 million and $10.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $4.5 million is primarily related to the MIRACLE clinical trial of $3.1 million, additional nonclinical studies of $0.9 million and other research costs of $0.4 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Gain from Change in Fair Value of Warrant Liability. We recorded a gain of $10.8 million in the nine months ended September 30, 2026 as compared to a gain of $1.0 million in the nine months ended September 30, 2025, for the change in fair value on revaluation of our warrant liability associated with our warrants issued in conjunction with certain of our previous stock offerings. Changes in fair value are reflected in the statement of operations as a gain or loss from the change in fair value of the warrant in the period in which the change occurred. A gain results principally from a decline in our share price during the period and a loss will result principally from an increase in our share price.

Transaction Costs Allocated to Offerings and Warrant Issuance. Proceeds of equity offerings are allocated between common shares and additional paid-in capital while transaction costs are allocated to additional paid-in capital. During the nine months ended September 30, 2026, $1.0 million in transaction costs were allocated to additional paid-in capital for the Series I warrants and $0.7 million was expensed for the issuance of Series G and H warrants. Proceeds from liability offerings are allocated between common shares and warrants first by allocating to the warrants classified as a liability based on their fair value and then allocating the residual to the equity instruments. During the nine months ended September 30, 2025, $1.7 million in transaction costs were expensed on the Series E and F warrants. The loss on issuance of the warrant liabilities for the Series H warrants was $15.2 million as compared to a loss of $31.0 million for the Series E and F warrants.

Liquidity and Capital Resources

The following table sets forth our primary sources and uses of cash for the period indicated (table in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(21,738)	$(17,369)
Net cash provided by financing activities	20,250	19,797
Effect of exchange rate changes on cash and cash equivalents	(103)	(3)
Net increase (decrease) in cash and cash equivalents	$(1,591)	$2,425

Cash used in operating activities

Cash used in operations was $21.7 million for the nine months ended September 30, 2026. This $4.3 million increase over the prior year period of $17.4 million was primarily due to the timing of costs incurred and associated payments for clinical trial expenses and drug production for the MIRACLE Phase 2/3 trial and other testing related expenses.

Cash provided by financing activities

On August 21, 2026, we increased the maximum aggregate gross sales price of our common stock that may be offered, issued and sold under a certain At The Market Offering Agreement (2025 ATM Agreement) with Roth Capital Partners, LLC (Roth), which we initially entered into in July 2025, from $8.2 million to $19.7 million. Pursuant to the terms of the 2025 ATM Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $19.7 million from time to time through or to Roth, acting as sales agent or principal. Roth may sell shares of our common stock in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and either party may terminate the 2025 ATM Agreement upon two business days’ notice.

We pay Roth a commission equal to 3.0% of the gross proceeds from any shares of common stock sold under the 2025 ATM Agreement, in addition to reimbursing certain expenses. During the three and nine months ended September 30, 2026, the Company sold 69,969 shares and 87,897 shares, respectively, of common stock pursuant to the 2025 ATM Agreement for gross proceeds of approximately $0.8 million and $1.6 million, respectively.

On August 3, 2026, we completed a public offering of (i) 618,834 shares of common stock, or pre-funded warrants in lieu thereof, and (ii) Series I Warrants to purchase up to 1,856,502 shares of common stock. The combined public offering price was $15.00 per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant. Each pre-funded warrant is exercisable into one share of common stock at an exercise price of $0.02 per share and expires when exercised in full. The Series I Warrants are exercisable into one share of common stock at an exercise price of $15.00 per share and expire on the five-year anniversary of the closing date. The Series I Warrants contain anti-dilution provisions that reduce the exercise price (subject to a floor price of $4.20) in the event we issue common stock or common stock equivalents at a price below the then-current exercise price, other than in connection with certain exempt issuances. In connection with the offering, we agreed not to issue any shares of common stock or securities convertible into common stock for 45 days after the closing date, subject to certain exceptions, and agreed not to effect any variable rate transaction for 180 days after the closing date. We received gross proceeds of approximately $9.3 million in the offering, before deducting placement agent fees and other offering expenses. We paid total placement agent fees and other offering expenses of approximately $0.8 million. Due to the pricing of the offering, and certain provisions, the exercise price of our outstanding Series G warrants was adjusted to $26.52 per share, and the exercise price of our outstanding Series H warrants was adjusted to $19.24 per share. We issued 554,417 common shares, and pre-funded warrants for 64,417 shares, which were exercised shortly after the offering.

During June of 2026, warrants were exercised for the issuance of 69,825 shares at $40.20 per share for proceeds of approximately $2.8 million.

On February 19, 2026, we entered into warrant inducement agreements with certain holders of our existing equity-classified Series E and Series F warrants. Pursuant to the agreements, the holders exercised warrants to purchase an aggregate of 106,133 shares of our common stock at an exercise price of $78.00 per share, resulting in aggregate gross proceeds of approximately $8.3 million. In consideration for such exercises, we issued new Series H warrants to purchase up to 318,401 shares of common stock. The Series H warrants have a five-year term and an initial exercise price of $47.952 per share. The warrants contain customary anti-dilution adjustments and beneficial ownership limitations and became exercisable upon stockholder approval in April 2026. As a result of the completion of this transaction, the exercise price of our outstanding Series E warrants was adjusted to $60.00 per share, and the number of shares underlying the remaining outstanding Series E warrants increased, in each case pursuant to the anti-dilution provisions contained in such warrants. In addition, the exercise price of our outstanding Series F warrants was adjusted to $55.00 per share, and the exercise price of our outstanding Series G warrants was adjusted to $47.952 per share. In connection with the August 2026 offering, the exercise price of the outstanding Series G warrants was further adjusted to $26.52 per share, and the exercise price of the outstanding Series H warrants was adjusted to $19.24 per share.

We believe that our cash and cash equivalents as of September 30, 2026, and including the capital raised subsequent to the quarter, are sufficient to fund our planned operations into the first quarter of 2027. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary financing to continue operations and the attainment of profitable operations. We must seek additional funds of approximately $7.0 million to support MIRACLE and our operations into the second quarter of 2027 through the combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof to continue our operations in the near term. We cannot provide assurance that such events or a combination thereof can be achieved.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to our critical accounting policies and use of estimates from those disclosed in our Form 10-K for the year ended December 31, 2025. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), who is our principal executive officer, and Chief Financial Officer (CFO), who is our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to maintain compliance with Nasdaq’s continued listing requirements, our common stock will be delisted from Nasdaq which could have a material adverse effect on our financial condition and could make it more difficult for stockholders to sell their shares.

Our common stock is listed on Nasdaq, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from Nasdaq.

On September 15, 2026, we received a letter from Nasdaq notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we would normally be provided with a grace period of 180 calendar days to regain compliance with the Bid Price Rule. However, because we completed a reverse stock split on December 1, 2025, which is within the prior one-year period, the Nasdaq Staff determined that we were not eligible for any compliance period. We made a timely request for a hearing before the Nasdaq Hearings Panel (the “Panel”), which hearing occurred on October 27, 2026. On November 12, 2026, the Company received notice that the Panel had granted the Company an exception to the Nasdaq Listing Rules, provided that it maintains compliance with the Bid Price Rule until November 16, 2026 and it maintains compliance with all Nasdaq Listing Rules through March 15, 2027. If we fail to maintain such compliance, we will be subject to immediate delisting. There can be no assurance that we will be able to maintain compliance with the Bid Price Rule or all other applicable requirements for continued listing on the Nasdaq Capital Market through March 15, 2027 or thereafter.

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

We will require additional financing in the near term, which financing may result in the further reduction of the exercise price of the Series I warrants that we issued in our August 2026 Offering.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Annamycin. The Series I warrants that we issued in the August 2026 Offering provide that if, while the Series I warrants are outstanding, we sell any common stock and/or common stock equivalents other than in connection with certain exempt issuances, at a purchase price per share less than the exercise price of the Series I warrants in effect immediately prior to such sale, then immediately after such sale the exercise price of the Series I warrants then in effect will be reduced to an amount equal to the new issuance price, subject to a floor price of $4.20 per share. Since the issuance of the Series I warrants we have completed issuances pursuant to our ATM Agreement that have reduced the exercise price of the Series I warrants to $8.22, and we expect to make additional issuances pursuant to our ATM Agreement in the future, which may further reduce the exercise price of the Series I warrants.

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

On September 15, 2026, we received a letter from Nasdaq notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to the Bid Price Rule. In accordance with Nasdaq rules, we would normally be provided with a grace period of 180 calendar days to regain compliance with the Bid Price Rule. However, because we completed a reverse stock split on December 1, 2025, which is within the prior one-year period, the Nasdaq Staff determined that we were not eligible for any compliance period. We made a timely request for a hearing before the Nasdaq Hearings Panel (the “Panel”), which hearing occurred on October 27, 2026. On November 12, 2026, the Company received notice that the Panel had granted the Company an exception to the Nasdaq Listing Rules, provided that it maintains compliance with the Bid Price Rule until November 16, 2026 and it maintains compliance with all Nasdaq Listing Rules through March 15, 2027.

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

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc., filed with the Secretary of State of the State of Delaware. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed November 28, 2025)

3.7	Amended and Restated Bylaws of Moleculin Biotech, Inc. (incorporated by reference to exhibit 3.1 of the Form 8-K filed December 17, 2021)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Moleculin Biotech, Inc., dated October 15, 2026 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed October 20, 2026)

4.1	Form of Series I Common Stock Purchase Warrant used in August 2026 offering (incorporated by reference to exhibit 4.1 of the Form 8-K filed August 3, 2026)

4.2	Form of Pre-Funded Warrant used in August 2026 offering (incorporated by reference to exhibit 4.2 of the Form 8-K filed August 3, 2026)

10.1	Placement Agency Agreement dated July 31, 2026, by and between Moleculin Biotech, Inc. and Roth Capital Partners, LLC (incorporated by reference to exhibit 1.1 of the Form 8-K filed August 3, 2026)

10.2	Form of Securities Purchase Agreement used in August 2026 offering (incorporated by reference to exhibit 10.1 of the Form 8-K filed August 3, 2026)

10.3	Moleculin Biotech, Inc. 2024 Stock Plan (as amended and restated) (incorporated by reference to exhibit 10.1 of the Form 8-K filed October 9, 2026)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MOLECULIN BIOTECH, INC.

Date: November 13, 2026	By:	/s/ Walter V. Klemp
Walter V. Klemp,
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Jonathan P. Foster
Jonathan P. Foster,
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)